Form 10QSB
period 1996-05-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1996-07-15
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

Commission File Number: 1-11140

                       OPHTHALMIC IMAGING SYSTEMS
         (Exact name of registrant as specified in its charter)

              CALIFORNIA                         94-3035367
       (State of Incorporation) (IRS Employer Identification No.)

             221 LATHROP WAY, SUITE I, SACRAMENTO, CA  95815
                (Address of principal executive offices)

                             (916) 646-2020
                       (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   XX       No

As of June 30, 1996, 3,307,164 shares of common stock, at no par value, were outstanding.

                    PART I     FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

OPHTHALMIC IMAGING SYSTEMS

                                                     MAY 31, 1996
                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and equivalents                              $   1,839,716
   Accounts receivable, net                              1,683,814
   Inventories, net                                      1,331,431
   Prepaid expenses and other current assets               144,492
Total current assets                                     4,999,453
Furniture and equipment, net of accumulated
   depreciation and amortization of $608,974               284,868
Other assets                                                 7,041
                                                     $   5,291,362
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under line of credit                   $     550,000
   Accounts payable                                      1,047,903
   Accrued liabilities                                   1,019,201
   Deferred extended warranty revenue                       63,557
   Customer deposits                                        43,110
   Current portion of notes payable                          7,911
Total current liabilities                                2,731,682
Notes payable, less current portion                          7,894
Commitments
Stockholders' equity:
   Preferred stock, no par value, 20,000,000 shares
      authorized; none issued or outstanding                    --
   Common stock, no par value, 20,000,000 shares
      authorized; 3,307,164 issued and outstanding       8,943,900
   Accumulated deficit                                  (6,392,114)
Total stockholders' equity                               2,551,786
                                                     $   5,291,362
SEE ACCOMPANYING NOTES.
                                              2

OPHTHALMIC IMAGING SYSTEMS
Ophthalmic Imaging Systems
Condensed Statements of Operations
(Unaudited)

                    Three months ended May 31,         Nine months ended May 31,
                              1996           1995           1996                 1995
Net revenues        $    1,808,632      $    1,838,806      $    5,888,311      $    5,210,022
Cost of sales            1,190,646           1,197,707           3,913,858           3,364,981
Gross Profit               617,986             641,099           1,974,453           1,845,041
Operating expenses:
     Sales and marketing   403,742             353,206           1,257,492           1,167,082
     General and
        administrative     179,490             112,748             542,351             322,274
     Research and
        development        217,899             165,562             585,747             524,273
       Total operating
             expenses      801,131             631,516           2,385,590           2,013,629
(Loss) income from
    operations            (183,145)              9,583            (411,137)          (168,588)
Other (expense) income,
    net                   (166,321)             (5,798)           (234,762)             8,797
Net (loss) income    $    (349,466)         $    3,785       $    (645,899)      $    (159,791)
Shares used in the calculation
     of net (loss) income
     per share           2,243,533             930,862           1,836,953             875,112
Net (loss) income per share  (0.16)          $    0.00          $    (0.35)        $    (0.18)

See accompanying notes.
                                                3

OPHTHALMIC IMAGING SYSTEMS

                          INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                                          (UNAUDITED)
                                                  NINE MONTHS ENDED MAY 31,
                                                      1996            1995
OPERATING ACTIVITIES:
Net loss                                         $  (645,899)    $  (159,791)
Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation and amortization                 74,327          77,339
        Net increase in current assets other
            than cash and equivalents               (613,160)       (733,218)
        Net increase in current liabilities
             other than short-term borrowings        397,686          94,411
Net cash used in operating activities               (787,046)       (721,259)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                (102,257)        (70,272)
Net (decrease) increase in other assets               (2,152)          4,720
Net cash used in investing activities               (104,409)        (65,552)

FINANCING ACTIVITIES:
Principal payments on notes payable                   (5,295)         (6,948)
Proceeds from line-of-credit borrowings              150,000         300,000
Net proceeds from sale of common stock             2,269,261             -
Net cash provided by financing activities          2,413,966         293,052
Net increase (decrease) in cash and equivalents    1,522,511        (493,759)
Cash and equivalents at beginning of period          317,205         810,743
Cash and equivalents at end of period           $  1,839,716    $    316,984

             SEE ACCOMPANYING NOTES.
                                                    4

                  Ophthalmic Imaging Systems

            Notes to Condensed Financial Statements

   Three and Nine Month Periods ended May 31, 1996 and 1995

                          (Unaudited)


Note 1.            Basis of Presentation

                   The accompanying unaudited condensed balance sheet as of May 31, 1996, condensed statements of operations for the three and nine month periods ended May 31, 1996 and 1995 and the condensed statements of cash flows for the nine month periods ended May 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1995 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended May 31, 1996 are not necessarily indicative of the operating results for the full year.

                   Certain amounts in the fiscal 1995 financial statements have been reclassified to conform with the presentation in the fiscal 1996 financial statements.

Note 2.            Net Income (Loss) Per Share

                   Net income per share is computed using the weighted average number of common and common equivalent shares of common stock outstanding, which common equivalent shares include the dilutive effect from stock options and warrants. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share because their effect is antidilutive.




                                                   5
Note 3.            Line of Credit

                   In April 1995, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with a bank (the "Bank"). The maximum amount available under the terms of the Credit Agreement is $750,000 and is based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus two and one-half percent and are secured by virtually all assets of the Company.

                   The Credit Agreement contains certain restrictive covenants which provide for, among other things, certain working capital and net worth balances and ratios, and limitations on the amount of net loss the Company may incur in a quarter.

                   In connection with the Credit Agreement, the Company also modified a warrant previously issued to the Bank. The modifications included increasing the number of common shares for which the warrant is exercisable to 25,000, changing the per share exercise price to $2.39 and extending the expiration date to April 2000.

                   In November 1995, the Company amended the Credit Agreement. The amendments included extending the maturity date to April 1996, and increasing the amount of the loss the Company may incur in a quarter. As a condition to amending the Credit Agreement, the Company modified the warrant issued to the Bank. The modifications include increasing the number of common shares under the warrant for which the warrant is exercisable to 67,500, reducing the per share exercise price to $1.73 and extending the expiration date to November 2000. The number of shares for which the warrant is exercisable may be reduced to 50,000 upon the occurrence of certain events.

                   In April 1996, the Company again amended the Credit Agreement. The amendments included extending the maturity date to July 1996 and limiting the amount of the net loss the Company may incur in a quarter.

                   In May 1996, the Bank exercised an alternative stock appreciation right available under the warrant. In conjunction with said exercise, the Company has accrued a liability of approximately $220,000 as of May 31, 1996, said amount being the entire amount of the obligation under the warrant. The Company recognized additional interest expense of approximately $151,000 during the quarter ended May 31, 1996 in connection with said exercise. The Company had previously accrued as interest expense approximately $69,000 in connection with a put right under the warrant, which right is foregone in lieu of the Bank exercising its alternative stock appreciation right. The parties have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right, and are currently negotiating the terms of that agreement.

                                       6

Note 4.            Reverse Stock Split

                   On November 30, 1994, the Company's shareholders approved an amendment to the Company's Restated
                   Articles of Incorporation to effect a 1-for-3 reverse stock split of the Company's issued and outstanding common stock. Therefore all common stock share and per share amounts in the accompanying statements have been appropriately adjusted to reflect the reverse stock split.

Note 5.            Private Placement

                   On November 21, 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The proceeds from this offering were approximately $1,075,000 (net of issuance costs of approximately $225,000). Along with each share of common stock issued, the purchasers were given an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices are $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants are subject to adjustment upon the occurrence of certain events. The A and B Warrants expire on November 21, 1996 and November 21, 1997, respectively.

                   In addition, the A and B Warrants are subject to redemption by the Company at $.10 per warrant commencing May 21, 1996 and May 21, 1997 (the "Redemption Dates"), respectively. The A and B Warrant redemption provisions are only available if the Company's common stock price exceeds $2.25 and $2.50, respectively, for the twenty trading days immediately preceding the corresponding Redemption Dates.

                   The placement agent was issued a warrant to purchase 250,000 shares of the Company's common stock at $.95 per share. The number of shares exercisable as well as the per share exercise price are subject to adjustment upon the occurrence of certain events. This warrant expires in November 1999. In addition, the placement agent will receive as a commission, 10% of the proceeds received by the Company upon the exercise of the A and B Warrants described above.

                   In  May  1996,  1,052,631   of   the  A  Warrants  were
                   exercised. The proceeds from this exercise were approximately $1,184,000 (net of issuance costs of approximately $132,000).


                                       7

Note 6.            Subsequent Events

                   In July 1996, the Company amended its Credit Agreement with a bank. The amendments included extending the maturity date to October 1996 and limiting the amount of the net loss the Company may incur in the fourth quarter of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF   FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products.

The Company believes that as the U.S. healthcare system moves toward managed care, however, the needs of the managed care providers are changing the nature and demand for medical imaging equipment and services. New opportunities in telemedicine are emerging that may allow managed care organizations to reduce costs while maintaining their quality of patient care. OIS is currently a market leader in the ophthalmic imaging field and plans to leverage its digital imaging technology and established customer base to develop product features and services targeting telemedicine/managed care applications for the ocular health care industry.

Since its inception, the Company's products have addressed primarily the needs of the ophthalmic flourescein angiography market, and more recently the indocyanine green ("ICG") market. The Company believes that the overall angiography market remains limited, however, and that sustaining growth in its traditional angiography equipment business will become increasingly difficult. In recognition of this, the Company is expanding its product capabilities to address the emerging telemedicine market, including remote consultation. While the Company will continue to support its entire line of digital angiography products, it will focus its future efforts on developing product enhancements and pursuing viable opportunities in this market, particularly as they relate to telemedicine/managed care applications.

The Company's objective is to become a leading provider of telemedicine products and services in the ocular health care industry, while maintaining its position as a market leader in its existing digital imaging products.

In this regard, the Company is also developing a Reading Center, through which it intends to provide descriptive interpretation services of electronically transmitted digital images acquired at remote locations. The Company has secured an agreement to conduct a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening. At the conclusion of the pilot program, the Company anticipates entering into negotiations with the provider for contracting the Reading Center services.





                               9
The Company continues to assess potential market opportunities in anticipation of results from clinical validation studies of its Glaucoma-Scope<reg-trade-mark> product, an instrument specifically designed for the early diagnosis of glaucoma, a commonly occurring eye disease regularly screened for by eye care practitioners.

The Company's results of operations have historically fluctuated from quarter to quarter due to a number of factors and are not necessarily indicative of the results to be expected for any future period or expected for the fiscal year ending August 31, 1996. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

The following discussion should be read in conjunction with the unaudited interim financial statements and the notes thereto which are set forth elsewhere in this Report on Form 10-QSB. In the opinion of management, the unaudited interim period financial statements include all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results of the periods.


RESULTS OF OPERATIONS

The Company had revenues of $1,808,632 for the third quarter of fiscal 1996 compared to revenues of $1,838,806 for the third quarter of the previous fiscal year. Revenues for the first nine months of fiscal 1996 were $5,888,311 versus $5,210,022 for the comparable period of fiscal 1995. The primary factor contributing to the reduced 1996 third quarter revenue level was a reallocation of the Company's resources to address emerging opportunities in the telemedicine/managed care market. The increased revenue levels for the 1996 nine-month period are principally attributable to strong sales during the first half of the fiscal year of the Company's digital angiography systems incorporating both the ICG interfaces and a family of Windows<trademark> based products introduced over the past two years. The Company will continue to allocate resources to address the telemedicine/managed care market, as sustaining growth in its traditional angiography equipment business becomes increasingly difficult. As a result, the Company may experience reduced revenue levels from sales of its digital imaging equipment products in the near-term. As anticipated, revenues from sales of Glaucoma-Scope<reg-trade-mark> units were below the 1995 levels for both the third quarter and nine-month period as the Company continues to direct the majority of its resources to support the increased demand for its digital angiography products and, more recently, to pursue opportunities in the telemedicine/managed care market.
Contributions to revenues from sales of Glaucoma-Scope<reg-trade-mark> units have been negligible and management does not anticipate significant near-term sales improvement for the Glaucoma-Scope<reg-trade-mark>, recognizing that longer-term sales growth remains dependent upon market acceptance of the system and resolution of healthcare reform and reimbursement issues.




                              10
Gross margins were approximately 34% during both the third quarter and nine-month period ended May 31, 1996 versus approximately 35% for both the comparable quarter and nine-month period of 1995. These decreases in gross margin percentage were attributable primarily to higher labor and manufacturing support costs. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management does not anticipate significant, if any, near-term margin improvement.

Sales and marketing and general and administrative expenses accounted for approximately 32% of total revenues during the third quarter of fiscal 1996 as compared with approximately 25% during the third quarter of fiscal 1995. For the first nine months of fiscal 1996 such expenses accounted for approximately 31% versus approximately 29% in fiscal 1995. Expense levels also increased to $583,232 during the third quarter of 1996 versus $465,954 during the third quarter of 1995. For the first nine months of 1996, expense levels increased to $1,799,843 from $1,489,356 during the comparable period of 1995. The primary factors contributing to the increase in both the third quarter and the nine-month period were costs associated with hiring additional support personnel, the impact of increased reserves for potential credit losses and marketing, sales and related research and development costs associated with developing the telemedicine/managed care applications and the start-up marketing efforts associated therewith. The Company anticipates expenses in this area will continue to run above historical levels.

Research and development expenses, as a percentage of revenues, was approximately 12% in the third quarter of 1996 versus approximately 9% during the same period of 1995. For the first nine months of both fiscal 1996 and 1995, such expenses accounted for approximately 10% of total revenues. Expense levels increased in actual dollar terms to $217,899 during the third quarter of 1996 from $165,562 in 1995. During the first nine months of fiscal 1996, expense levels also increased in actual dollar terms to $585,747 versus $524,273 in 1995. The Company anticipates that it will incur increased expense levels in near-term as it dedicates more resources to the research and development of telemedicine/managed care applications, while continuing to incur expenses with respect to its current products. In this regard, the Company intends to continue research and development efforts on product enhancements and reducing cost configurations for its current products, particularly as they impact telemedicine/managed care applications.

Other expense was $166,321 during the third quarter of fiscal 1996 versus $5,798 during the same period of 1995. Other expense during the first nine months of fiscal 1996 was $234,762 as compared to other income of $8,797 during the comparable period of 1995. The primary contributing factor to these changes was a significant increase in interest expense during 1996 versus 1995 associated with additional borrowings under an existing credit line, which was not in place until the third quarter of fiscal 1995, in particular conjunction with an alternative stock appreciation right pursuant to a warrant previously issued to the Company's Bank. In May 1996, the Bank exercised an alternative stock appreciation right available under the warrant. In conjunction with said exercise, the Company recognized additional interest expense of approximately $151,000 during the quarter ended May 31, 1996. The Company had previously recognized as interest expense of approximately $69,000 in connection with a put right under the warrant, which right is foregone in lieu of the Bank exercising its alternative stock appreciation right. During the 1996 nine-month period, the Company recognized as interest expense approximately $208,000 in connection with both the put right and the alternative stock appreciation right. The parties have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right, and are currently negotiating the terms of that agreement.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $787,046 and $721,259 in the first nine months of fiscal 1996 and 1995, respectively. The cash used by operations in the first nine months of both 1996 and 1995 resulted primarily from the net loss during the period and increases in accounts receivable and inventory, which amounts were partially offset by increases in accounts payable and other current liabilities, excluding borrowings under the Credit Agreement.

Cash used in investing activities was $104,409 during the first nine months of 1996 as compared to $65,552 during the same period for 1995. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments regarding capital expenditures. The Company is, however, evaluating the need to upgrade its existing management information systems, which may result in increased near-term capital expenditures. In addition, the Company anticipates certain capital expenditures to support efforts to expand its technology to telemedicine/managed care applications. The Company anticipates that related expenditures, if any, will be financed from one or more of the following sources: (i) working capital; (ii) borrowings under an existing credit agreement, if available; or (iii) debt, equity or other financing arrangements, if any, available to the Company.

The Company generated cash of $2,413,966 from financing activities during the first nine months of fiscal 1996 as compared to $293,052 during the first nine months of fiscal 1995. The sources of cash from financing activities during the 1996 period were principally the net proceeds from a private placement of the Company's common stock in November 1995, the net proceeds from the exercise of certain A Warrants issued pursuant to said private placement in May 1996 and, to a lesser extent, borrowings under the Credit Agreement. Cash generated in 1995 was solely from borrowings under the Credit Agreement. Cash generated from financing activities during both 1996 and 1995 was offset slightly by principal repayments on notes payable.

As indicated above, the Company intends to allocate significant resources to the development and marketing of telemedicine/managed care products and services. During this development period, the Company could experience a decrease in revenues and earnings while incurring additional expenses in connection with such activities. Accordingly, the Company anticipates that it could continue to experience negative cash flow from operations in the near-term. In addition, the Credit Agreement, which has been extended, will come due in October 1996, and there can be no assurance that the Company will be able to negotiate further extensions. As also indicated above, although the Company and the Bank have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right and the Company believes that it will be able to enter into a final agreement with the Bank with regard to such matters, there can be no assurance that it will be able to do so, in which case the entire amount of the obligation would be due. Although the Company believes that it will be able to raise the funds necessary to satisfy its liquidity and capital requirements from alternative sources including extending or refinancing its Credit Agreement, other debt financing, issuing equity securities or entering into other financing arrangements, there can be no assurance that such financing will be available and, if available, that it will be obtained in terms favorable to the Company. Additional capital could also be made available to the Company pursuant to the exercise of additional warrants issued in connection with the November 1995 private placement. However, there can be no assurance that any such warrants will be exercised in the near-term, if at all.

                 PART II     OTHER INFORMATION





ITEM 1.                  LEGAL PROCEEDINGS
                         None.

ITEM 2.                  CHANGES IN SECURITIES
                         In November 1995, the Company amended a Credit Agreement with a Bank, pursuant to which the Company modified a warrant previously issued to the Bank, including: (i) increasing the aggregate number of common shares issuable upon exercise of such warrant to 67,500, which number may be reduced to 50,000 upon the occurrence of certain events; (ii) reducing the per share exercise price to $1.73; and (iii) extending the expiration date to November 2000.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES
                         None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                         None.

ITEM 5.                  OTHER INFORMATION
                         None.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K
                    (a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference.
                    (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              OPHTHALMIC IMAGING SYSTEMS
                              (Registrant)


                              By:      STEVEN R. VERDOONER
                                   Steven R. Verdooner,
                                   President and Chief Financial Officer
                                   (principal executive officer and
                                   principal financial and accounting
                                   officer)


Dated:  July 15, 1996

                             15
                       INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION OF EXHIBIT

3.1* Articles of Incorporation of the Registrant, as amended.

3.2*                Amended Bylaws of the Registrant.
4.1                 See Exhibits 3.1 and 3.2 for provisions of the
                    Articles of Incorporation, as amended, and the
                    amended  Bylaws of the Registrant defining the
                    rights of  holders  of  Common  Stock  of  the
                    Registrant.
4.2*                Specimen of Stock Certificate.
10.1*               Lease  Agreement,  dated  as of July 10, 1987,
                    between   the  Registrant  (as   tenant)   and
                    Transamerica/Emkay  Income  Properties  I,  as
                    amended on July 23, 1990 and June 11, 1991.
10.1(a)(4)          Sixth  Amendment  to  lease  effective  as  of
                    July 1, 1995.
10.2*               Employment  Agreement,  dated  March 27, 1992,
                    between the Registrant and Dennis J. Makes.
10.2(a)(1)          Amendment   dated   June   30,   1993  to  the
                    Employment  Agreement  between  the Registrant
                    and Dennis J. Makes dated March 27, 1992.
10.3*               Confidentiality  Agreement,  dated  March  27,
                    1992  between  the  Registrant  and  Dennis J.
                    Makes.
10.4*               Confidentiality  Agreement,  dated  March  27,
                    1992  between  the  Registrant  and  Steven R.
                    Verdooner.
10.5*               Confidentiality  Agreement,  dated  March  27,
                    1992   between   the  Registrant  and  Richard
                    Wullaert.
10.6*               Consulting  Agreement, dated January 23, 1992,
                    between the Registrant  and  G. Peter Halberg,
                    M.D.
10.7*               Assignment  dated  October  23,  1990  of U.S.
                    Patent  Application  for  Apparatus and Method
                    for Topographical Analysis  of  the  Retina to
                    the   Registrant   by   Steven  R.  Verdooner,
                    Patricia C. Meade, and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and
                    Trademark Office).

                                        16


10.8*               Form  of  International Distribution Agreement
                    used by the  Registrant and sample form of End
                    User Software License Agreement.
10.9*               Original   Equipment  Manufacturer  Agreement,
                    dated April  1,  1991,  between the Registrant
                    and SONY Medical Electronics,  a  division  of
                    SONY Corporation of America.
10.10*              Original  Equipment  Manufacturer/Value  Added
                    Reseller Agreement, dated May 7, 1991, between
                    the Registrant and Eastman Kodak Company.
10.11*              The   Registrant's   1992  Nonstatutory  Stock
                    Option Plan and sample  form  of  Nonstatutory
                    Stock Option Agreement.
10.12*              Common  Stock  and  Warrant Purchase Agreement
                    ("Stock  Purchase  Agreement"),  dated  as  of
                    February 8, 1992, among the Registrant, Jonnie
                    R. Williams, Kathleen M. O'Donnell, as Trustee
                    of  Irrevocable  Trust   No.   6,   FBO   F.E.
                    O'Donnell,  Jr., M.D., Steven R. Verdooner and
                    Dennis J. Makes.
10.12(a)*           Amendment  No.  1 to Stock Purchase Agreement,
                    dated March 25, 1992,  among  the  Registrant,
                    Jonnie  R.  Williams, individually, Jonnie  R.
                    Williams, as  Trustee of Irrevocable Trust No.
                    1, Rambert Summons, and Kathleen M. O'Donnell,
                    as Trustee of Irrevocable  Trust  No.  6,  FBO
                    F.E. O'Donnell, Jr., M.D.
10.13*              Cross-Indemnification     Agreement,     dated
                    February  14, 1991, among Dennis Makes, Steven
                    Verdooner, and Richard Wullaert.
10.14*              Key  Man Life Insurance Policies in the amount
                    of $1,000,000  for each of Dennis J. Makes and
                    Steven R. Verdooner,  with  the  Registrant as
                    the named beneficiary.
10.15(1)            Warrant  dated February 12, 1993 issued by the
                    Registrant  to Steven R. Verdooner to purchase
                    50,000 shares of Common Stock.
10.16(1)            Stock Option Plan.
10.17(1)            Promissory Note dated January 4, 1993 from the
                    Registrant  to  Western Financial Savings Bank
                    in the amount of  $25,209.83  due  in  full by
                    January 4, 1998.
10.18(2)            Rental  Agreement  dated  May  1,  1994 by and
                    between the Registrant and Robert J. Rossetti.
                                           17
10.19(3)            Security and Loan Agreement (with Credit Terms
                    and  Conditions)  dated  April 12, 1995 by and
                    between the Registrant and Imperial Bank.
10.19(a)(3)         General  Security  Agreement  dated  April 12,
                    1995   by   and  between  the  Registrant  and
                    Imperial Bank.
10.19(b)(4)         Warrant  dated  November 1, 1995 issued by the
                    Registrant to Imperial Bank to purchase 67,500
                    shares of Common Stock.
10.19(c)(4)         Amended  Loan  and  Security  Agreement  (with
                    Credit Terms and Conditions) dated November 1,
                    1995.
10.19(d)(4)         Registration  Rights  Agreement dated November
                    1,  1995 between the Registrant  and  Imperial
                    Bank.
10.19(e)            Amended  Loan  and  Security  Agreement  (with
                    Credit  Terms  and  Conditions) dated April 4,
                    1996.
10.20(4)            Purchase  Agreements  dated  November 21, 1995
                    between  the Registrant, JB Oxford  &  Company
                    and certain Investors.
10.20(a)(4)         Warrant  Agreement  dated  November  21,  1995
                    between  the  Registrant,  JB Oxford & Company
                    and certain Investors.
10.20(b)(4)         Registration  Rights  Agreement dated November
                    21, 1995 between the Registrant,  JB  Oxford &
                    Company and certain Investors.
10.21(4)            Employment  Agreement  dated November 20, 1995
                    between   the   Registrant   and   Steven   R.
                    Verdooner.
10.22(4)            Employment  Agreement  dated November 20, 1995
                    between the Registrant and R. Michael Clark.
10.25(5)            The   Registrant's   1995  Nonstatutory  Stock
                    Option Plan and sample  form  of  Nonstatutory
                    Stock Option Agreement.


* Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-18, number 33-46864-LA.
(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 filed on November 26, 1993.

                                           18
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994 filed on November 29, 1994.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.