Form 10KSB40
period 1996-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1996-11-29
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C. 20549

				 FORM 10-KSB

  [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		      SECURITIES AND EXCHANGE ACT OF 1934 (FEE REQUIRED) For the fiscal year ended August 31, 1996
				       OR
 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

			Commission File Number 1-11140

			   OPHTHALMIC IMAGING SYSTEMS
		(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

      CALIFORNIA                                        94-3035367
 (State or Other Jurisdiction of           (IRS Employer Identification No.)
Incorporation or Organization)

		    221 LATHROP WAY, SUITE I
		     SACRAMENTO, CALIFORNIA                        95815
	    (Address of Principal Executive Offices)      (Zip Code)

				(916) 646-2020
		(Issuer's Telephone Number, Including Area Code)


	SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

						Name of Each Exchange
     TITLE OF EACH CLASS                         ON WHICH REGISTERED
 Common Stock, No Par Value                     Boston Stock Exchange
                                       											      NASDAQ

	SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

       				     NONE
			       (TITLE OF CLASS)

Check  whether  the  registrant   (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was $6,873,651.

The aggregate market value of the Common Stock of the issuer held by non-affiliates as of October 31, 1996, was approximately $15,351,490 by reference to the closing price of the Common Stock as quoted by NASDAQ Small Cap Market on such date. As of October 31, 1996, there were 3,336,264 issued and outstanding shares of issuer's Common Stock.

Traditional Small Business Disclosure Format (check one):  Yes      No XX

		      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the issuer's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1997 to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 1996 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

			     OPHTHALMIC IMAGING SYSTEMS

				  FORM 10-KSB

	    ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

				      PART I


ITEM 1.     DESCRIPTION OF BUSINESS

      GENERAL

      Ophthalmic Imaging Systems (the "Company" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company is engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems, image enhancement and analysis software, and a glaucoma detection diagnostic instrument for use by practitioners in the ocular health field.

      Since its inception, the Company's products have addressed primarily the needs of the ophthalmic fluorescein angiography market, and more recently the indocyanine green market. The current flagship products in the Company's angiography line are its digital imaging systems, the WinStation 1024<trademark> and WinStation 640<trademark>. These WinStation products are targeted primarily at retinal specialists and general ophthalmologists.

      The Glaucoma-Scope<reg-trade-mark>, the first commercial sale of which was made in 1993, is designed for use by all ocular health providers that manage patients with glaucoma, including glaucoma specialists, general ophthalmologists and optometrists.

      The Company believes, however, that as the U.S. healthcare system moves toward managed care the needs of the managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine are emerging that allow managed care organizations to reduce costs while maintaining their quality of patient care. OIS is currently a market leader in the ophthalmic imaging field and plans to expand this role by applying its technology to telemedicine/managed care applications.

      In this regard, the Company has developed its initial service-oriented telemedicine/managed care application incorporating a Reading and Documentation Center, through which it intends to provide documentation services of electronically transmitted digital images acquired at remote locations. The Company has secured an agreement to conduct a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening. At the conclusion of the pilot program, the Company anticipates entering into negotiations with the provider for contracting the Reading Center services. In addition, the Company has received four commitments to purchase Reading Center Services.

      The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. The Company expects to continue to incur operating losses for the foreseeable future and there can be no assurance that the Company will be able to achieve or sustain significant revenues or profitability in the future. In an effort to achieve profitability, the Company intends to strengthen its existing product lines and expand into new product lines. In this regard, the Company's plans to expand its technology to telemedicine/managed care applications which may result in significant expenses over the next several years.

      The Company, headquartered in Sacramento, California, enjoys a fine reputation within the ophthalmic community for producing high quality, reliable, easy to use equipment. Its products are compatible with standard diagnostic procedures used in all types of eye care practices.

      THE INDUSTRY

      There are approximately 18,000 ophthalmologists in the United States and 28,000 ophthalmologists practicing medicine in countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neuro, plastics, pediatric, cataract, cornea and refractive surgery. The Company's WinStation products are targeted primarily at the retina specialist and general ophthalmologist. The Glaucoma-Scope<reg-trade-mark> is designed for glaucoma specialists, general ophthalmologists and optometrists that manage patients with glaucoma.

      PRODUCTS

      The  Company  currently  offers  three products to the ophthalmic market:
WinStation   1024,  WinStation  640  and  the   Glaucoma-Scope<reg-trade-mark>.
Additionally, the Company offers a retinal documentation service via its Reading Center.

      WINSTATION SYSTEMS (640 & 1024)

      The Company's WinStation systems (640 and 1024 resolution) are primarily used by ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye in the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system connected to a fundus camera takes detailed images of the patient's retina. Quite often these images provide a "road map" for laser treatment.

      Over the past 35 years fluorescein angiography has been performed using photographic film which requires special processing and printing. The Company's WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically data based and are permanently stored on optical laser disk or CD-ROM. OIS offers a variety of networking and printer options to best fit the practice needs.

      The Company's WinStation systems are also used by ophthalmologists to perform indocyanine green ("ICG") angiography. ICG angiography is a new diagnostic test procedure which is yielding new clinically significant information that is helpful in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 13 million people in the U.S.). ICG angiography, used for approximately 10-20% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

      GLAUCOMA-SCOPE<reg-trade-mark>

      The Glaucoma-Scope<reg-trade-mark> is a natural outgrowth of the Company's digital imaging products. While engaged in the research, development, and design of products for digital imaging for fluorescein angiography, it became evident to the Company that a more effective means for the early detection and tracking of glaucoma was needed. Comprised principally of an optical head for image acquisition and an image analysis workstation, the Glaucoma-Scope<reg-trade-mark> was designed to provide an objective, quantifiable numerical measurement by evaluating the topography of the optic nerve head, storing the data, and printing a report which compares optic nerve head topography over a number of patient visits.

      RETINAL DOCUMENTATION SERVICES

      The  Company  has  developed  a Reading and Documentation Center, through which it intends to provide documentation services of electronically transmitted digital images acquired at remote locations with the Company's
WinStation digital imaging system. This is the Company's first service-oriented telemedicine application and is initially targeted at physicians that care for diabetic patients. Diabetic retinopathy, an eye disease affecting the blood vessels of the retina that occurs among diabetic patients, is the leading cause of blindness in working age Americans.

      MARKETS

      The WinStation market consists of current fundus camera owners and anticipated fundus cameras purchasers of cameras suitable for interfacing with the Company's digital imaging system products. Presently there are over 8,500 mydriatic fundus cameras in clinical use in the United States with an equal number in the international market. New fundus camera sales fluctuate between 500 and 1,000 units per year. Of the total number of fundus cameras worldwide, approximately 12,000 are suitable to be interfaced with OIS digital imaging systems.

      Currently there are six manufacturers of fundus cameras producing a total of 17 models. OIS has successfully designed optical and electronic interfaces to each of these cameras.

      The primary target market for digital angiography systems is retinal specialists who number approximately 3,000 in the U.S. For the past two years OIS digital imaging system sales have been driven in this segment to a large extent by indocyanine green ("ICG") angiography. ICG angiography is a new
diagnostic   test  procedure  which  is  yielding  new  clinically  significant information that is helpful in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 13 million people in the U.S.). ICG angiography is a dye procedure that can only be performed using a digital imaging system. While only used for 10-20% of patient angiography, it has been the catalyst to digital imaging system purchases. Competition is intense in the retinal community and those practices without ICG capability are losing referral business from general ophthalmologists. The Company expects the demand for digital angiography to continue as it is becoming a standard of care.

      The Company believes that the market for the Glaucoma-Scope<reg-trade-mark> is analogous to the market for a device known as the automated perimeter. The visual field test performed with an automated perimeter is the primary method currently used for validating a glaucoma diagnosis. The Company continues to assess potential market opportunities in anticipation of results from clinical validation studies of its Glaucoma-Scope<reg-trade-mark> product. Pending the outcome of these clinical validation studies, the Company believes that a potential use of the Glaucoma-Scope<reg-trade-mark> for screening purposes could fit well into a managed care environment.

      The initial target market for the retinal documentation service is physicians that care for diabetic patients. Diabetic retinopathy, an eye disease affecting the blood vessels of the retina that occurs among diabetic patients, is the leading cause of blindness in working age Americans. The Company believes that the market for this service is substantial based upon the strong need of managed care companies to screen for diabetic retinopathy coupled with the low compliance of diabetic patients receiving a retinal examination.

      SALES, MARKETING AND DISTRIBUTION

      The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. The direct sales force consists of territory representatives and product specialists strategically located throughout the contiguous U.S. as well as a marketing manager located at the Company's headquarters. These regional representatives and product specialists provide marketing, sales, service, installation and training. Additionally, the Company subcontracts service in several cities in the U.S. and Canada for routine component replacement. Internationally, the Company has retained specialized ophthalmic distributors which sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories.

      For  its  marketing  activities,  the Company  prepares  brochures,  data
sheets, application notes on its products,   and participates in industry trade
shows   and  workshops.   Advertising  and  promotion   is   achieved
through advertisements in trade journals, press releases, a Company newsletter, direct mail solicitations, journal articles, and scientific papers and presentations.

      MANUFACTURING AND PRODUCTION

      The Company is primarily a systems integrator with proprietary software, optical interfaces, and electronic fundus camera interfaces. Certain components are subcontracted to outside vendors and assembled at OIS. The Company inventories and assembles components in a 10,500 square foot facility located in Sacramento, California. For production of certain components of its products, the Company's manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

      The Company's product line is manufactured by assembling components purchased from established outside quality vendors as well as certain components manufactured by OIS. Proprietary components manufactured by the Company include interface circuit boards for 17 fundus camera models, video optical interfaces including ICG and live viewing options. The Glaucoma-Scope<reg-trade-mark> optical head is also manufactured by the Company.

      The Company has been routinely audited by the Food and Drug Administration and was deemed to conform to Good Manufacturing Practices ("GMP"). The Company has 510(k)'s on file for both the Glaucoma-Scope<reg-trade-mark> and digital angiography products.

      COMPONENTS, RAW MATERIALS AND SUPPLIERS

      As a systems integrator, a significant number of the major hardware components in the Company's products are procured from sole source vendors. Whenever possible, however, the Company seeks multiple vendor sources from which to procure its components. As with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect the Company.

      The Company works closely with its principal component suppliers and the rest of its vendors to maintain dependable working relationships and to continually integrate the most current proven pertinent technologies into the manufacturing of its products.

      WARRANTIES

      The Company generally provides a 12-month limited warranty for parts, labor and shipping charges in connection with the initial sale of its products. The Company also provides its standard limited warranty beyond the 12-month period in consideration for increased deposits from customers. Peripheral products such as monitors, printers and optical laser disk drives also carry the original manufacturer's warranty.

      To insure quality control and the proper functioning of a product in the doctor's office, the Company installs the system and trains the doctor and his staff. The Company makes every effort to provide the customer with a properly functioning system and a well-trained staff.

      The Company also offers service plans for sale to its customers as a supplement to the original manufacturer's warranties carried on certain of the Company's component parts used in its products.

      COMPETITION

      The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. The Company is aware of two primary competitors in the U.S. which produce and are delivering digital fundus imaging systems, Topcon and Tomey. Four other companies are known to have systems in the international market each with small market penetration.

      Topcon is the Company's main competitor in the angiography market. Topcon angiography products predominantly interface with Topcon fundus cameras while the Company's systems interface with 17 different models or fundus cameras from a wide variety of manufacturers.

      Competition for the Glaucoma-Scope<reg-trade-mark> includes Heidelberg Engineering ("Heidelberg") and Laser Diagnostic Technologies ("LDT"). Published clinical studies have shown the Glaucoma-Scope<reg-trade-mark> to be more reproducible than the devices offered by Heidelberg and LDT.

      In the area of retinal documentation services, the Company knows of two existing competitors, Joslin Diabetes Center and Pioneer Healthcare. The Company believes that each of these companies uses diabetic retinopathy screening as part of a strategy to establish total eye care contracts with managed care providers. The Company's business strategy of partnering with ophthalmologists is significantly different from these other companies and management believes that its strategy offers the Company far larger market potential.

      Although the Company will continue to work to develop new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Introduction of such devices and alternative methods could hinder the Company's ability to compete effectively and could have a material adverse effect on its business, financial condition and results of operations. Many of the Company's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than the Company.

      RESEARCH AND DEVELOPMENT

      The Company intends to devote significant resources to the development of telemedicine/managed care applications, the improvement of optics, new fundus camera interfaces for ICG, software development (including the continued enhancement of WinStation), hardware optimization, and the patient/doctor interface. The Company's research and development expenditures in the periods ended August 31, 1996 and 1995, were $846,034 and $691,358, respectively. These research and development expenditures were funded from internally generated funds, proceeds from the sale of common stock and warrants, and loans extended from both shareholders and financial institutions.

      PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

      On June 15, 1993 the Company was issued United States Letters Patent 5,220,360 for "Apparatus and Method for Topographical Analysis of the Retina." This patent relates to the Glaucoma-Scope<reg-trade-mark> apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings. The Company has filed a further U.S. patent application seeking additional coverage for the Glaucoma-Scope<reg-trade-mark> product, including enhancements of the original product. In addition, the Company relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company anticipates aggressively defending its patents and proprietary technology, although there can be no assurance that any patent will not be circumvented or invalidated.

      The Company has also applied for a patent in Canada relating to the Glaucoma-Scope<reg-trade-mark> technology. The application in Canada is based on the application which issued as U.S. Patent 5,220,360, and is entitled by international treaty to the effective filing date of the original U.S. application. The Company has taken the necessary steps to secure examination of the Canadian application, and expects it to be considered by the Canadian patent office in due course. Although the Company has obtained a U.S. patent, and therefore believes that the technology disclosed in the pending Canadian application is patentable, there can be no assurance that such patent rights will be obtained.

      The U.S. Patent and Trademark Office has completed its examination of the Company's Glaucoma-Scope<reg-trade-mark> trademark registration application, and on April 26, 1994 the Company received United States Trademark Registration 1,833,259 for the Glaucoma-Scope<reg-trade-mark> trademark. This issued registration provides notice to the public that the Company claims ownership of this trademark for use on the indicated products.

      Further, although the Company believes that the Glaucoma-Scope<reg-trade-mark> and the Company's other products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event that any of the Company's products, including the Glaucoma-Scope<reg-trade-mark>, infringe patents, trademarks or proprietary rights of others, the Company may be required to modify the design of such products, change the names under which the products or services are provided, or obtain licenses. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. There can be no assurance that the Company's patents or trademarks, if granted, would be upheld if challenged, or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

      The Company also relies on unpatented proprietary technology. Certain of the image processing and optical interfaces of the Company's digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware, software, and video components are purchased from third parties. No patent applications have been filed with respect thereto. There is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets.

      The Company seeks to protect its unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company's confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by the Company, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

      ROYALTY COMMITMENTS

      In an effort to secure and retain the services of two key employees and founders of the Company, Messrs. Makes and Verdooner, and to compensate them for their role in the research, design, and development of the Glaucoma-Scope<reg-trade-mark> and its topographical analytic capabilities, the Company has agreed to pay each of them a perpetual royalty of $250 for each Glaucoma-Scope<reg-trade-mark> sold by the Company. Such royalty payments are paid quarterly pursuant to the terms contained in their respective employment agreements.

      The Company also entered into a consulting agreement with G. Peter Halberg, M.D. on January 23, 1992, pursuant to which Dr. Halberg receives as partial payment for services rendered under such agreement, deferred compensation in the form of a royalty payment of $200 for each of the first 100 Glaucoma-Scope<reg-trade-mark> units sold at full price (for a maximum royalty payment of $20,000). Such royalty payment is due within 45 days of delivery of each unit, regardless of whether Dr. Halberg continues to serve as a consultant to the Company.

      Other than as described above, the Company has no other agreements, contracts, understandings or arrangements, directly or indirectly, to pay any additional royalties on the sale of its products.

      GOVERNMENT REGULATION

      The marketing and sale of the Company's products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Company is required under
Section 510(k) to file, and has submitted, a Pre-Marketing Notification with the Federal Drug Administration (the "FDA") which provides certain safety and effectiveness information concerning the Company's diagnostic imaging systems and the Glaucoma-Scope<reg-trade-mark>. The FDA has approved the Company's pre-marketing notification submittals thereby granting the Company permission to market its product, subject to the general controls and provisions of the FDCA. The Company's products are classified as Class II devices (special controls) which require, among other things, annual registration, listing of devices, good manufacturing practices and labeling, and prohibition against misbranding and adulteration.

      The Company has registered its manufacturing facility with both the FDA and the California authorities as a medical device manufacturer and operates such facility under FDA and California requirements concerning Good Manufacturing Practices ("GMP"). As a medical device manufacturer, the Company is required to continuously maintain its GMP compliance status and to demonstrate such compliance during periodic FDA or California inspections. If the facilities do not meet applicable GMP regulatory requirements, the Company may be required to implement changes necessary to comply with such regulations.

      Although the FDA has made findings which permit the Company to proceed with its products to the marketplace, such findings do not constitute FDA approval of these devices. Further, since the Company is engaged in international sales, the Company's products must satisfy certain manufacturing requirements and may subject the Company to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products. The Company cannot predict the effect that future legislation or regulatory developments may have on its operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on the Company's business, financial condition and results of operations. Moreover, new products and services developed by the Company, if any, also may be subject to the same or other various federal and state regulation, including that of the FDCA.

      INSURANCE

      The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of August 31, 1996, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

      EMPLOYEES

      As of August 31, 1996, the Company had 43 employees, of which 34 were full time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the area of research and development, software development, regulatory affairs, and product services. These consultants periodically engage contract engineers as independent consultants for specific projects. The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY

      FACILITIES

      The Company leases approximately 13,875 square feet of office, manufacturing, and warehouse space in Sacramento, California under a lease which terminates June 30, 1998. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs.

      The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.


ITEM 3.     LEGAL PROCEEDINGS

      On September 6, 1996, an action was filed in Superior Court in the County of Sacramento, California against the Company by a former employee alleging that such employee was wrongfully terminated by the Company in retaliation for filing a grievance against a co-employee for harassment and creation of a hostile work environment. The suit seeks, among other things, lost wages, $150,000 in compensatory damages, and punitive damages. The Company believes that this action is without merit and intends to defend this action vigorously.

      There is no other material litigation or other legal proceedings presently pending or threatened (to the knowledge of management of the Company) to which the Company (or any of its directors or officers in their capacity as such) is, or may be a party, or to which property of the Company is, or may be, subject.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of the Company's securities holders during the fourth quarter of its fiscal year ended August 31, 1996 covered by this Annual Report on Form 10-KSB.


				  PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock of the Company, no par value, is traded over-the-counter on the NASDAQ Small-Cap Market under the symbol "OISI" and on the Boston Stock Exchange under the symbol "OIS."

     The table below illustrates the approximate high and low sales prices for the Company's Common Stock for each quarter of fiscal year 1995 and 1996, respectively, as determined by the bid and ask prices for the Common Stock. The source of the following information was the OTC Bulletin Board and NASDAQ. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions.


             			        				FISCAL YEAR 1995                       FISCAL YEAR 1996
				                 High          Low                        High        Low
                					ASK           BID         DIVIDEND       ASK         BID        DIVIDEND

QUARTER 1             2-7/16        15/16           --        3-3/4       1-1/2          --

QUARTER 2              2-7/8         1/2            --           4        1-9/16         --

QUARTER 3              2-3/4        1-5/8           --        7-3/8         3            --

QUARTER 4             1-15/16       1-1/8           --        5-3/4       3-1/8          --


      On October 31, 1996 the closing price for the Company's Common Stock as reported by NASDAQ was $5.00 per share and there were approximately 178 shareholders of record.

     DIVIDEND POLICY

     The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company expects to retain its earnings, if any, to provide funds for the expansion of its business. Pursuant to a Credit Agreement (defined below), the Company is restricted from paying dividends prior to retirement of the debt thereunder. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including the Company's earnings and financial condition, capital requirements, and other relevant factors.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

THE STATEMENTS BELOW INCLUDE STATEMENTS THAT ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21A OF THE SECURITIES ACT OF 1933, AS AMENDED, IN
SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBOR CREATED THEREBY. FUTURE OPERATING RESULTS MAY BE ADVERSELY EFFECTED AS A RESULT OF A NUMBER OF FACTORS ENUMERATED IN THE COMPANY'S PUBLIC REPORTS.

     OVERVIEW

     To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The Company has a reputation within the ophthalmic community for producing high quality, reliable, easy to use equipment and believes itself to be an acknowledged industry leader in the sales of digital ophthalmic imaging systems for instant fluorescein angiography.

     The Company believes, however, that as the U.S. healthcare system moves toward managed care the needs of the managed care providers are changing the nature and demand for medical imaging equipment and services. New opportunities in telemedicine are emerging that may allow managed care organizations to reduce costs while maintaining their quality of patient care. OIS plans to leverage its digital imaging technology and established customer base to develop product features and services targeting telemedicine/managed care applications for the ocular health care industry.

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

     In this regard, the Company has developed a Reading and Documentation Center, through which it intends to provide documentation services of electronically transmitted digital images acquired at remote locations. The Company has secured an agreement to conduct a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening. At the conclusion of the pilot program, the Company anticipates entering into negotiations with the provider for contracting the Reading Center services. There can be no assurance, however, that these negotiations will result in a contract for the Company's Reading and Documentation Center services.

     The  Company   continues  to  assess  potential  market  opportunities  in anticipation of results from clinical validation studies of its Glaucoma-Scope<reg-trade-mark> product, an instrument specifically designed for the early diagnosis of glaucoma, a commonly occurring eye disease regularly screened for by eye care practitioners.

     The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.


     RESULTS OF OPERATIONS

     The Company's revenues decreased slightly to $6,873,651 in 1996 from $6,959,239 in 1995. The primary factor contributing to the reduced 1996 revenue level was a reallocation of the Company's resources to address emerging opportunities in the telemedicine/managed care market. The Company will continue to allocate resources to address the telemedicine/managed care market, as sustaining growth in its traditional angiography equipment business becomes increasingly difficult. As a result, the Company may experience reduced revenue levels from sales of its digital imaging equipment products in the near-term. As anticipated, revenues from sales of Glaucoma-Scope<reg-trade-mark> units were below the 1995 levels as the Company continues to direct the majority of its resources to both support the demand for its digital angiography products and, more recently, to pursue opportunities in the telemedicine/managed care market. Contributions to revenues from sales of Glaucoma-Scope<reg-trade-mark> units have been negligible and management does not anticipate significant near-term sales improvement for the Glaucoma-Scope<reg-trade-mark>, recognizing that longer-term sales growth remains dependent upon market acceptance of the system and resolution of healthcare reform and reimbursement issues.

     Gross margins decreased to approximately 30% in 1996 from approximately 33% in 1995. This decrease in gross margin percentage was attributable primarily to higher labor and manufacturing support costs. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management does not anticipate significant, if any, near-term margin improvement. Management believes that near-term gross margin improvement, if any, would result principally from reduced material costs associated with currently deliverable system configurations, economies of scale from increased unit production and other manufacturing efficiencies.

     Sales and marketing and general and administrative expenses accounted for approximately 35% of revenues for the fiscal year ended August 31, 1996 as compared to approximately 29% for the previous fiscal year. Expenses were $2,375,427 in 1996 as compared to $1,986,635 in 1995, representing an increase of approximately 20%. The primary factors contributing to this anticipated increase were costs associated with hiring additional support personnel, the impact of increased reserves for potential credit losses and marketing, sales and related research and development costs associated with developing the telemedicine/managed care applications and the start-up marketing efforts associated therewith. The Company anticipates expenses in this area will continue to run above historical levels.

     Research and development expenses increased by approximately 22% to $846,034, or approximately 12% of revenues in 1996 from $691,358, or approximately 10% of revenues in 1995. The Company anticipates that it will incur increased expense levels in near-term as it dedicates more resources to the research and development of telemedicine/managed care applications, while continuing to incur expenses with respect to its current products. In this regard, the Company intends to continue research and development efforts on product enhancements and reducing cost configurations for its current products, particularly as they impact telemedicine/managed care applications.

     Other expense was $268,049, or approximately 4% of revenues during 1996 versus $21,200, or less than 1% of revenues during 1995. Of these amounts, interest expense accounted for $288,667 and $31,857 in 1996 and 1995, respectively. The primary contributing factor to this increase was the significant increase in interest expense during 1996 versus 1995 associated with an alternative stock appreciation right pursuant to a warrant previously issued to the Company's bank in connection with the Credit Agreement (defined below) and additional borrowings under an existing credit line, which was not in place until the third quarter of fiscal 1995. In May 1996, the bank exercised an alternative stock appreciation right available under the warrant. In conjunction with said exercise, the Company recognized additional interest expense of approximately $155,000 during 1996. The Company had previously recognized as interest expense approximately $69,000 in connection with a put right under the warrant, which right is foregone in lieu of the bank exercising its alternative stock appreciation right. During 1996, the Company recognized as interest expense approximately $218,000 in connection with both the put right and the alternative stock appreciation right. The parties have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right, and are currently negotiating the terms of that agreement.

     EXPORT SALES

     Revenues from sales to customers located outside of the United States (primarily Europe) accounted for approximately 29% and 25% of the net sales for the years ended August 31, 1996 and 1995, respectively.

     SEASONALITY

     The Company's most effective marketing tool is the demonstration and display of its products at the annual meeting of the American Academy of Ophthalmology held during the fall of each year, with a significant amount of the Company's sales orders generated during or shortly after this meeting. Accordingly, the Company expends a considerable amount of time and resources during the first quarter of its fiscal year preparing for this event. As a consequence, the Company's revenues and profitability typically decrease during the periods prior to and following the annual meeting.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities used cash of $1,460,460 in 1996 as compared to $782,638 in 1995. The increase in net cash used in operating activities from 1995 to 1996 was principally due the increased loss in 1996. Cash used in operations in 1995 was partially offset by an increase in accounts payable and accrued liabilities.

     Net cash used in investing activities increased to $215,884 during 1996 from $101,615 during 1995. The Company's primary investing activities consist of equipment and other capital asset acquisitions. Capital expenditures increased primarily as a result of purchases of new furniture and equipment, including capital expenditures associated with establishing the Company's Reading Center as well as the purchase and installation of software to upgrade its management information systems. The Company does not currently have any material capital commitments regarding capital expenditures. However, further upgrades to the Company's existing management information systems may result in increased near term expenditures. In addition, the Company anticipates certain capital expenditures to support efforts to expand its technology to telemedicine/managed care applications. The Company anticipates that related expenditures, if any, will be financed from one or more of
the  following  sources:   (i)  working  capital;  (ii)  borrowings  under  an
existing credit agreement, if available; or (iii) debt, equity or other financing arrangements, if any, available to the Company.

     Net cash provided by financing activities in 1996 was $2,410,464 as compared to $390,715 during 1995. The sources of cash from financing activities during the 1996 period were principally the net proceeds of approximately $1,075,000 from a private placement of approximately 1,368,421 shares of the Company's Common Stock and warrants in November 1995, the net proceeds of approximately $1,180,000 from the exercise in May 1996 of certain Series A Warrants issued pursuant to said private placement and, to a lesser extent, borrowings under the Credit Agreement (defined below) which is more fully described immediately below. See Footnote 7 of the Company's financial statements attached hereto as exhibit following signature page for a more detailed description of the private placement. Cash generated in 1995 was solely from borrowings under the Credit Agreement. Cash generated from financing activities during both 1996 and 1995 was offset slightly by principal repayments on notes payable.

     The Company is party to a revolving line of credit agreement (the "Credit Agreement") with a bank which matured on October 5, 1996. The maximum amount available under the Credit Agreement is $750,000, based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the rate of the bank's prime plus 2 1/2 % per annum and are secured by virtually all of the Company's assets. The Credit Agreement contains certain restrictive covenants which provide for, among other things, certain working capital and net worth balances and ratios, and limitations on the amount of net loss the Company may incur in a quarter. The Company was not in compliance with the restrictive covenants for the quarter ending August 31, 1996. The Company received a waiver from the bank with respect to such non-compliance. As of August 31, 1996 the Company had outstanding borrowings of $550,000. On November 21, 1996, the Credit Agreement was modified. The modifications include, among other things, an extension of the maturity date from October 1996 to March 1997, subject to the occurrence of certain equity transactions.

     At August 31, 1996, the Company's cash and cash equivalents were $1,051,325. As indicated above, however, the Company intends to allocate significant resources to the development and marketing of telemedicine/managed care products and services. During this development period, the Company anticipates that it could experience a decrease in revenues and earnings while incurring additional expenses in connection with such activities. Accordingly, the Company anticipates that it could continue to experience negative cash flow from operations in the near-term. In addition, while the Credit Agreement has been extended to March 1997, there can be no assurance that the Company will be able to negotiate further extensions. As also indicated above, although the Company and the bank have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right and the Company believes that it will be able to enter into a final agreement with the bank with regard to such matters, there can be no assurance that it will be able to do so, in which case the entire amount of the obligation, which amount at August 31, 1996 was approximately $224,282 plus interest accrued thereon, would be due. Although the Company believes that it will be able to raise the funds necessary to satisfy its liquidity and capital requirements during the next twelve months from alternative sources including extending or refinancing its Credit Agreement, other debt financing, issuing equity securities or entering into other financing arrangements, there can be no assurance that such financing will be available and, if available, that it will be obtained in terms favorable to the Company. Additional capital could also be made available to the Company pursuant to the exercise of additional warrants issued in connection with the November 1995 private placement, as well as from other outstanding options and warrants. While the Company has received a commitment to exercise a significant number of these warrants from certain of the warrant holders, there can be no assurance that any such warrants will be exercised in the near-term, if at all.

     INFLATION

     The Company believes that inflation has not had a material or significant impact on the Company's revenue or on its results from operations.

     INCOME TAXES

     Deferred income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and result from differences in the timing of recognition of certain revenues and expenses for financial statement and income tax reporting purposes.

     General business credits are accounted for as a reduction of federal income taxes payable under the flow-through method.

     ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF

     In March 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS 121 is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company will adopt SFAS 121 in the first quarter of fiscal year 1997 and based on current circumstances, does not believe the effect of adoption will have any material impact on the Company's financial position or results of operations.

     ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company accounts for its stock option plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement to Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.


ITEM 7.    FINANCIAL STATEMENTS

     The financial statements of the Company, including the notes thereto and the report of independent auditors thereon, are attached hereto as exhibits following signature page.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


				 PART III

ITEM 9.    DIRECTORS,  EXECUTIVE   OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
	   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 10.  EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1997 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

Exhibit                                                                                                           Footnote
NUMBER                     DESCRIPTION OF EXHIBIT                               REFERENCE

3.1          Articles of Incorporation of the Registrant, as amended.              *

3.2          Amended Bylaws of the Registrant.                                     *

4.1          See  Exhibits  3.1  and  3.2  for  provisions  of  the Articles of    *
       	     Incorporation,   as  amended,  and  the  amended  Bylaws  of   the
		           Registrant defining  the  rights of holders of Common Stock of the
	            Registrant.

4.2          Specimen of Stock Certificate.                                        *

10.1         Lease Agreement, dated as of July 10, 1987, between the Registrant    *
      		     (as tenant) and Transamerica/Emkay Income Properties I, as amended
	            on July 23, 1990 and June 11, 1991.

10.1(a)      Seventh Amendment to lease effective as of July 18, 1996.            (7)

10.2         Employment Agreement, dated March 27, 1992, between the Registrant    *
       		    and Dennis J. Makes.


10.2(a)      Amendment  dated June 30, 1993 to the Employment Agreement between   (1)
       		    the Registrant and Dennis J. Makes dated March 27, 1992.

10.3         Confidentiality  Agreement,  dated  March  27,  1992  between  the    *
       		    Registrant and Dennis J. Makes.

10.4         Confidentiality  Agreement,  dated  March  27,  1992  between  the    *
       		    Registrant and Steven R. Verdooner.

10.5         Confidentiality  Agreement,  dated  March  27,  1992  between  the    *
       		    Registrant and Richard Wullaert.

10.6         Consulting   Agreement,   dated  January  23,  1992,  between  the    *
       		    Registrant and G. Peter Halberg, M.D.

10.7         Assignment  dated  October 23, 1990 of U.S. Patent Application for    *
       		    Apparatus and Method  for  Topographical Analysis of the Retina to
		           the Registrant by Steven R.  Verdooner,  Patricia  C.  Meade,  and
	            Dennis  J.  Makes  (as  recorded  on  Reel  5490, Frame 423 in the
		           Assignment Branch of the U.S. Patent and Trademark Office).

10.8         Form   of   International   Distribution  Agreement  used  by  the    *
       		    Registrant and sample form of End User Software License Agreement.

10.9         Original  Equipment  Manufacturer  Agreement, dated April 1, 1991,    *
       		    between the Registrant and SONY Medical Electronics, a division of
		           SONY Corporation of America.

10.10        Original  Equipment  Manufacturer/Value  Added Reseller Agreement,    *
       		    dated  May  7,  1991,  between the Registrant  and  Eastman  Kodak
		           Company.

10.11        The  Registrant's  1992  Nonstatutory Stock Option Plan and sample    *
       		    form of Nonstatutory Stock Option Agreement.

10.12        Common  Stock  and  Warrant  Purchase  Agreement  ("Stock Purchase    *
       		    Agreement"),  dated as of February 8, 1992, among the  Registrant,
		           Jonnie R. Williams,  Kathleen  M.  O'Donnell,  as Trustee of Irre-
       		    vocable  Trust  No.  6, FBO F.E. O'Donnell, Jr., M.D.,  Steven  R.
       		    Verdooner and Dennis J. Makes.

10.12(a)     Amendment No. 1 to Stock Purchase Agreement, dated March 25, 1992,    *
       		    among  the Registrant, Jonnie R. Williams, individually, Jonnie R.
		           Williams,  as Trustee of Irrevocable Trust No. 1, Rambert Summons,
       		    and Kathleen  M. O'Donnell, as Trustee of Irrevocable Trust No. 6,
	       	    FBO F.E. O'Donnell, Jr., M.D.

10.13        Cross-Indemnification  Agreement,  dated  February 14, 1991, among    *
       		    Dennis Makes, Steven Verdooner, and Richard Wullaert.

10.14        Key  Man  Life  Insurance Policies in the amount of $1,000,000 for    *
       	     each  of  Dennis J.  Makes  and  Steven  R.  Verdooner,  with  the
       		    Registrant as the named beneficiary.


10.15        Warrant dated February 12, 1993 issued by the Registrant to Steven   (1)
       		    R. Verdooner to purchase 50,000 shares of Common Stock.

10.16        Stock Option Plan.                                                   (1)

10.17        Promissory  Note  dated  January  4,  1993  from the Registrant to   (1)
       		    Western Financial Savings Bank in the amount  of $25,209.83 due in
		           full by January 4, 1998.

10.18        Rental  Agreement  dated May 1, 1994 by and between the Registrant   (2)
       		    and Robert J. Rossetti.

10.19        Security  and  Loan  Agreement  (with Credit Terms and Conditions)   (3)
       	     dated April 12, 1995 by and between  the  Registrant  and Imperial
		           Bank.

10.19(a)     General Security Agreement dated April 12, 1995 by and between the   (3)
       		    Registrant and Imperial Bank.

10.19(b)     Warrant  dated  November  1,  1995  issued  by  the  Registrant to   (4)
       		    Imperial Bank to purchase 67,500 shares of Common Stock.

10.19(c)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (4)
       		    Conditions) dated November 1, 1995.

10.19(d)     Registration  Rights  Agreement dated November 1, 1995 between the   (4)
       		    Registrant and Imperial Bank.

10.19(e)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (6)
       		    Conditions) dated April 4, 1996).

10.19(f)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (7)
       		    Conditions) dated July 12, 1996).

10.19(g)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (7)
       		    Conditions) dated November 21, 1996).

10.20        Purchase   Agreements   dated   November   21,  1995  between  the   (4)
       		    Registrant, JB Oxford & Company and certain Investors.

10.20(a)     Warrant  Agreement dated November 21, 1995 between the Registrant,   (4)
       		    JB Oxford & Company and certain Investors.

10.20(b)     First  Amendment Warrant Agreement dated November 21, 1996 between   (7)
       		    the Registrant, JB Oxford & Company and certain Holders.

10.20(c)     Registration  Rights Agreement dated November 21, 1995 between the   (4)
       		    Registrant, JB Oxford & Company and certain Investors.

10.21        Employment   Agreement   dated   November  20,  1995  between  the   (4)
       		    Registrant and Steven R. Verdooner.

10.22        Employment   Agreement   dated   November  20,  1995  between  the   (4)
       		    Registrant and R. Michael Clark.


10.25        The Registrant's  1995  Nonstatutory Stock Option Plan and sample    (5)
       		    form of Nonstatutory Stock Option Agreement.

11.1         Computation of net loss per share.                                   (7)

23.1         Consent of Ernst & Young LLP, Independent Auditors.                  (7)

27           Financial Data Schedule (for SEC use only).                          (7)

			  _________________________________________


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

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 filed on November 26, 1993.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994 filed on November 29, 1994.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995 filed on July 14, 1995.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1996 filed on July 15, 1996.

(7)  Exhibit filed herewith.


     B.  Reports on Form 8-K
	   None.

				 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS                          Date:  November 27, 1996


By  /S/ STEVEN R. VERDOONER
     Steven R. Verdooner, President,
     Chief Financial Officer
     and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /S/ STEVEN R. VERDOONER                President, Chief Financial Officer,                  November 27, 1996
Steven R. Verdooner                     Secretary and Director
(Principal Executive Officer and
Principal Financial Officer)

 /S/ STEVEN C. LAGORIO                  Director of Finance                                  November 27, 1996
Steven C. Lagorio                       (Principal Accounting Officer)

/S/ R. MICHAEL CLARK                    Director                                             November 27, 1996
R. Michael Clark

/S/ MARK S. BLUMENKRANZ, M.D.           Director                                             November 27, 1996
Mark S. Blumenkranz, M.D.

/S/ ROBERT I. SCHNUER                   Director                                             November 27, 1996
Robert I. Schnuer


Lawrence A. Yannuzzi, M.D.              Director                                             November __, 1996

		INDEX TO FINANCIAL STATEMENTS

		  Ophthalmic Imaging Systems





						  PAGE

Report of Ernst & Young LLP, Independent Auditors ........F-1
Balance Sheet as of August 31, 1996  .....................F-2
Statements of Operations for the Years Ended August
     31, 1996 and 1995....................................F-3
Statements of Stockholders' Equity for the Years Ended
August 31, 1996 and 1995..................................F-4
Statements of Cash Flows for the Years Ended August 31,
     1996 and 1995........................................F-5
Notes to Financial Statements ............................F-6

		   Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of August 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems at August 31, 1996, and the results of its operations and its cash flows for the years ended August 31, 1996 and 1995, in conformity with generally accepted accounting principles.

                                       						ERNST & YOUNG, LLP

Sacramento, California
October 11, 1996
except for Note 10
as to which the date is November 21, 1996

						  Ophthalmic Imaging Systems

								Balance Sheet

								    August 31, 1996
ASSETS
Current assets:
  Cash and equivalents                                        $ 1,051,325
  Accounts receivable, net of allowance for
    doubtful accounts of approximately $106,000                 1,072,004
  Inventories                                                   1,580,535
  Prepaid expenses and other current assets                        64,948
Total current assets                                            3,768,812
Furniture and equipment, net                                      361,195
Other assets                                                       86,635

                                           													      $ 4,216,642

Liabilities and Stockholders' Equity
Current liabilities:
  Short-term borrowings                                       $   550,000
  Accounts payable                                                937,459
  Accrued liabilities                                             597,641
  Accrued warrant appreciation right                              224,282
  Current portion of deferred extended warranty revenue            70,961
  Customer deposits                                                36,781
  Current portion of notes payable                                  5,002
Total current liabilities                                       2,422,126

Notes payable, less current portion                                 3,482
Deferred extended warranty revenue, less current portion           10,236

Commitments (NOTE 6)

Stockholders' equity:
  Preferred stock, no par value, 20,000,000 shares
  authorized; none issued or outstanding                           -
  Common stock, no par value, 20,000,000 shares authorized;
  3,307,164 shares issued and outstanding                      8,940,196
  Accumulated deficit                                         (7,159,398)
Total stockholders' equity                                     1,780,798

                                           													      $4,216,642
SEE ACCOMPANYING NOTES.

		  Ophthalmic Imaging Systems

		   Statements of Operations


                                   										  YEARS ENDED AUGUST 31

                               									     1996                   1995
Revenues:
      Net sales                         $ 6,672,667            $ 6,724,339
      Other revenue                         200,984                234,900

                                										6,873,651             6,959,239
Cost of sales                             4,797,324             4,616,322

Gross profit                              2,076,327             2,342,917

OPERATING EXPENSES:
  Sales and marketing                     1,652,965             1,545,390
  General and administrative                722,462               441,245
  Research and development                  846,034               691,358

    Total operating expenses              3,221,461             2,677,993

Loss from operations                     (1,145,134)             (335,076)

OTHER INCOME (EXPENSE):
  Interest income                            20,618                10,657
  Interest expense                         (288,667)              (31,857)

Net loss                               $ (1,413,183)           $ (356,276)

Net loss per share                     $      (.64)            $     (.41)

Shares used in the calculation of
net loss per share                       2,204,506                875,112

SEE ACCOMPANYING NOTES.

		  Ophthalmic Imaging Systems

	      Statements of Stockholders' Equity

		  Years ended August 31, 1996 and 1995



																	                                                                    Total
					                    		  COMMON STOCK                     Accumulated         Stockholders'
                      							Shares            Amount           Deficit             Equity

Balance at August 31,
1994                            875,112       $  6,674,639     $(5,389,939)      $ 1,284,700

Net loss                          -                 -             (356,276)         (356,276)

Balance at August 31,
1995                            875,112          6,674,639      (5,746,215)          928,424

Sale of common stock
through private
placement                     1,368,421          1,074,841           -             1,074,841

Options exercised                11,000             10,230           -                10,230

Issuance of common stock
upon exercise of
warrants                      1,052,631          1,180,486           -             1,180,486

Net loss                         -                   -          (1,413,183)       (1,413,183)

Balance at August 31,
1996                         3,307,164        $  8,940,196    $ (7,159,398)      $ 1,780,798

SEE ACCOMPANYING NOTES.

		  Ophthalmic Imaging Systems

		   Statements of Cash Flows
	 Increase (Decrease) in Cash and Equivalents

                                   											    YEARS ENDED AUGUST 31

                                     												1996                 1995
Operating activities:
Net loss                                    $(1,413,183)           $ (356,276)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Accrued warrant appreciation right          211,782                12,500
    Depreciation and amortization               102,156               115,334
    Provision for doubtful accounts              (5,338)              (42,200)
    Gain on sale of assets                        -                    (4,294)
     Net changes in operating assets
	and liabilities:
      Accounts receivable                       239,943              (300,832)
      Inventories                              (405,040)             (304,835)
      Prepaid expenses and other current assets    (475)               (4,113)
      Other assets                              (79,797)                  313
      Accounts payable                         (164,714)              394,865
      Accrued liabilities                        75,716                29,866
      Deferred extended warranty revenue          6,100               (26,218)
      Customer deposits                         (27,610)             (296,748)

Net cash used in operating activities        (1,460,460)             (782,638)

INVESTING ACTIVITIES:
Capital expenditures for furniture and
equipment                                      (215,884)             (106,297)
Proceeds from the sale of furniture and
equipment                                         -                     4,682
Net cash used in investing activities          (215,884)             (101,615)

FINANCING ACTIVITIES:
Proceeds from short term borrowings             150,000               400,000
Principal payments on notes payable              (5,093)               (9,285)
Issuance of common stock                      2,265,557                    -
Net cash provided by financing activities     2,410,464               390,715
Net increase (decrease) in cash and
      equivalents                               734,120              (493,538)

Cash and equivalents, beginning of year         317,205               810,743

Cash and equivalents, end of year           $ 1,051,325            $  317,205

SEE ACCOMPANYING NOTES.

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Ophthalmic Imaging Systems (the Company), was incorporated in California in July 1986. The Company is primarily engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems, image enhancements and analysis software, and a glaucoma detection diagnostic instrument for use by practitioners in the ocular healthcare field.

CONCENTRATIONS OF CREDIT RISK AND EXPORT SALES

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during fiscal 1996 or 1995 comprised 10% or more of net sales.

Revenues from sales to customers located outside of the United States (primarily Europe) accounted for approximately 29% and 25% of net sales during the years ended August 31, 1996 and 1995, respectively.

INVENTORIES

Inventories,   which  consist  primarily  of  purchased  system   parts,
subassemblies and assembled systems are stated at the lower of cost (determined using the first-in, first-out method) or market.

FURNITURE AND EQUIPMENT

Furniture and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives generally range from three to seven years.

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION AND WARRANTIES

The Company recognizes revenue from the sale of its products when the goods are shipped to its customers. The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

Customers may purchase extended warranty coverage for additional one or two year periods. Revenues from the sale of these extended warranties are deferred and recognized as other revenue on a straight-line basis over the term of the extended warranty contract.

INCOME TAXES

Deferred income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) as a result of differences in the timing of recognition of certain revenues and expenses for financial statement and income tax reporting purposes.

General business credits are accounted for as a reduction of federal income taxes payable under the flow-through method.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

Cash paid for interest amounted to approximately $67,000 and $19,000 during the years ended August 31, 1996 and 1995, respectively. Cash paid for income taxes amounted to approximately $800 during each of the years ended August 31, 1996 and 1995.

1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR STOCK BASED COMPENSATION

The Company accounts for its stock option plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 123 (SFAS 123), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its stock plans in accordance with APB 25. Accordingly, SFAS 123 is not expected to have any material impact on the Company's financial position or results of operations.

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the accompanying balance sheet for cash and cash equivalents approximate their respective fair values. The carrying amounts of the Company's borrowings under its debt agreements approximate their fair value. The fair value was based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

USE OF ESTIMATES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

RECLASSIFICATIONS

Certain amounts in the fiscal 1995 financial statements have been reclassified to conform with the presentation of the fiscal 1996 financial statements.

2. INVENTORIES

Inventories consist of the following as of August 31, 1996:

     Raw materials                                       $ 1,058,427
     Work-in-process                                         196,840
     Finished goods                                          325,268
                                           													 $ 1,580,535

3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following as of August 31, 1996:

     Research and manufacturing equipment                $   423,296
     Office furniture and equipment                          329,247
     Demonstration equipment                                 183,938
     Vehicles                                                 58,991
                                           													     995,472

Less accumulated depreciation and amortization              (634,277)
                                           													 $   361,195

4. SHORT-TERM BORROWINGS

The Company entered into a revolving line of credit agreement (the "Credit Agreement") with a bank (the "Bank") which expired on October 5, 1996. The maximum amount available under the terms of the Credit Agreement is $750,000, and is based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus two and one-half percent (10.75% as of August 31, 1996) and are secured by virtually all assets of the Company. The Credit Agreement contains certain restrictive covenants which provide for, among other things, certain working capital and net worth balances and ratios, and limitations on the amount of net loss the Company may incur in a quarter. The Company was not in compliance with the restrictive covenants for the quarter ending August 31, 1996. The Company received a waiver from the Bank for the covenant violations. In addition, the Credit Agreement restricts the Company's ability to 1) enter into any merger or acquisition, 2) pay dividends or repurchase stock, 3) mortgage existing assets or 4) loan money or guarantee the loans of others without the Bank's prior approval. As of August 31, 1996, borrowings in the amount of $550,000 were outstanding related to the Credit Agreement. Subsequent to year-end the Credit Agreement was amended (Note 10).

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of August 31, 1996:

     Accrued compensation                                    $  264,923
     Accrued warranty expenses                                  105,700
     Other accrued liabilities                                  227,018
                                           													     $  597,641

6. COMMITMENTS

LEASES

The Company leases its facility under a noncancelable operating lease, which expires in June 1998. The lease agreement provides for minimum lease payments of approximately $101,000 and $84,000 for the years ended August 31, 1997 and 1998, respectively.

Rental expense charged to operations for all operating leases was approximately $88,000 and $89,000 during the years ended August 31, 1996 and 1995, respectively.

EMPLOYMENT AGREEMENTS

During March 1992, the Company entered into employment agreements with its president and its chief financial officer. The employment agreements had a 36-month term, expiring in March 1995, and provided, among other things, for annual salaries of $115,000 for each officer and the payment of a royalty to each officer of $250 per unit for sales of the Glaucoma-Scope. The royalty payments survive the termination of the employment agreements and are to extend indefinitely. During the years ended August 31, 1996 and 1995 the royalties amounted to approximately $3,000 and $8,000, respectively.

During fiscal 1993, the Company restructured its executive management pursuant to which the Company's president resigned that position to become the vice president in charge of International Sales. His employment contract was amended to a 36-month term expiring June 1996 which provides, among other things, for a revised annual salary of $80,000 and a commission equal to one percent (1%) of revenues generated from selected sales to purchasers outside of the United States and Canada. Also, during fiscal 1993 the Company's chief financial officer assumed the additional role of president. His employment agreement was subsequently amended to a 36-month term expiring April 1997, pursuant to which amendment the officer agreed, among other things, to reduce his annual salary to $92,000 commencing retroactive to May 1993. During 1995, his annual salary was increased to $120,000, pursuant to the Company having achieved certain performance goals stipulated in his employment agreement. In addition, also pursuant to the amendment to his employment contract, the Company's board of directors granted the new president incentive stock options covering 33,333 shares of the Company's common stock pursuant to the Company's second Option Plan (Note 7). In November 1995, the Company extended his employment agreement which now expires in November 1998.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

Of the 16,692,836 shares of common stock authorized but unissued as of August 31, 1996, the following shares are reserved for issuance:

     Common stock warrants                               2,024,211
     Stock option plans                                  1,290,667
                                           													 3,314,878

PRIVATE PLACEMENT

In November 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering was approximately $1,075,000. Along with each share of common stock issued the purchasers were given an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices are $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants are subject to adjustment upon the occurrence of certain events. The A and B Warrants expire on February 19, 1997 as amended and November 21, 1997, respectively. In addition, the A and B Warrants are subject to redemption by the Company at $.10 per warrant commencing May 21, 1996 and May 21, 1997 (the "Redemption Dates"), respectively. The A and B Warrant redemption provisions are only available if the Company's common stock price exceeds $2.25 and $2.50, respectively for the twenty trading days immediately preceding the corresponding Redemption Dates.

The private placement underwriter was issued a warrant to purchase 250,000 shares of the Company's common stock at $.95 per share. The number of shares exercisable as well as the per share exercise price are subject to adjustment upon the occurrence of certain events. This warrant expires on November 21, 1999. In addition, the underwriter will receive as a commission, 10% of the proceeds received by the Company upon exercise of the A and B Warrants described above.

In May 1996, 1,052,631 A Warrants were exercised resulting in net proceeds to the Company of approximately $1,180,000.

OTHER WARRANTS

During May 1992, the Company issued a warrant to purchase 23,333 shares of its common stock to the underwriter of the Company's initial public offering. The exercise price of the warrant is $21.60 per share. The warrant is exercisable between May 1993 and May 1997.

In February 1993, the Company issued a warrant to the Bank that provided a line-of-credit (Note 4). The warrant has been amended several times in connection with amendments to the line-of-credit as well as the current Credit Agreement. The warrant is currently exercisable for 50,000 shares of common stock at an exercise price of $1.73 per share and it expires in November 2000. This warrant includes a provision wherein the Bank can require the Company to pay in cash the difference between the fair market value (as defined) of the underlying common stock of the warrant and the exercise price (the "Appreciation Right"). The Bank informed the Company of its intent to exercise the Appreciation Right on May 23, 1996. The Company has accrued the entire amount of the Appreciation Right and it is reflected as a current liability on the accompanying balance sheet. For purposes of the statement of operations, the amount has been recorded as additional interest expense.

During February 1993, in consideration for providing bridge loans, each of the two officers was issued a warrant to purchase 16,667 shares of the Company's common stock at an exercise price of $18.00 per share. These warrants expire in February 1998. During fiscal 1995, one of the warrants to purchase 16,667 shares was canceled.

STOCK OPTION PLANS

During March 1992, the Company adopted a Stock Option Plan (the "Plan") under which the board of directors is authorized to grant options to key directors, executives, employees and others for the purchase of up to 116,667 shares of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the board of directors at the time of the grant. Pursuant to the Plan, options to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share were granted (50,000 options each) to the Company's chief executive officer and chief financial officer. The options granted were fully vested on the grant date and expire in March 1997.

In December 1992 and January 1993, the Company's board of directors and shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000. As of August 31, 1996, stock options to purchase 97,921 shares at exercise prices ranging from $.94 to $1.38 were granted under the Option Plan. During the year ended August 31, 1996, 11,000 of the granted options have been exercised.

In August 1995, the Company's board of directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000. As of August 31, 1996, stock options to purchase 825,000 shares at exercise prices ranging from $1.38 to $3.00 were granted under the Nonstatutory Plan, and none of the granted options have been exercised.

8. INCOME TAXES

There was no provision (benefit) for income taxes during the years ended August 31, 1996 or 1995.

The significant components of the Company's deferred tax assets and liabilities as of August 31, 1996 are as follows:

Deferred tax assets:
  Net operating loss carry forwards                              $  809,000
  Inventory reserves                                                329,000
  Accrued warrant appreciation right                                 93,000
  Uniform capitalization                                             81,000
  Payroll related accruals                                           64,000
  Sales and accounts receivable reserves                             49,000
  Warranty accrual                                                   43,000
  Other                                                              11,000
Total deferred tax assets                                         1,479,000
Valuation allowance                                              (1,473,000)
Net deferred tax assets                                               6,000
Deferred tax liabilities:
  Accelerated depreciation for tax purposes                           1,000
  State franchise taxes                                               5,000
Total deferred tax liabilities                                        6,000
Net deferred taxes                                                $     -

The valuation allowance as of August 31, 1995 was approximately $2,325,000 resulting in a net decrease in the allowance of approximately $851,000 for the year.

The principal reasons for the difference between the effective tax rate and the federal statutory income tax rate are presented in the following table:

                                       											  YEAR ENDED AUGUST 31
                                      											  1996                1995

Federal benefit expected at statutory rates  $  (480,000)        $  (121,000)
Net operating loss with no current benefit       480,000             121,000
                               									     $      -            $      -

In connection with the Company's private placement of common stock (Note
7) a change of ownership (as defined in Section 382 of the Internal Revenue Code of 1986, as amended) occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through November 21, 1995 (approximately $4,800,000 and $2,500,000, respectively) and the Company's federal and state Research and Development credits (approximately $126,000 and $79,000, respectively) will be subject to a total annual limitation in the amount of approximately $107,000.

As a consequence of the limitation, the Company has at August 31, 1996 a net operating loss carryover of approximately $2,226,000 for federal income tax purposes which expires between 2007 and 2010, and a net operating loss carryforward of approximately $845,000 for state income tax purposes which expires between 1997 and 2001.

9. 401(K) PLAN

The Company has a tax deferred investment plan (the "401(k) Plan"). All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan originally required mandatory employer contributions of 10% of the participants contributions. The 401(k) Plan was subsequently amended to provide for discretionary employer contributions. The Company did not make any matching contributions during the year ended August 31, 1996 and approximately $8,500 during the year ended August 31, 1995.

10. SUBSEQUENT EVENT

On November 21, 1996, the Company and the Bank amended the Credit Agreement (Note 4). The amendment to the Credit Agreement included extending the maturity date to March 5, 1997, and establishing limitations on the amount of net loss the Company may incur in a quarter. The amended Credit Agreement also requires the Company to obtain at a minimum $500,000 in new equity by December 6, 1996, and an additional $250,000 by January 6, 1997.

                            EXHIBIT INDEX

Exhibit                                                                                                           Footnote
NUMBER                     DESCRIPTION OF EXHIBIT                               REFERENCE

3.1          Articles of Incorporation of the Registrant, as amended.              *

3.2          Amended Bylaws of the Registrant.                                     *

4.1          See  Exhibits  3.1  and  3.2  for  provisions  of  the Articles of    *
       	     Incorporation,   as  amended,  and  the  amended  Bylaws  of   the
       		    Registrant defining  the  rights of holders of Common Stock of the
	            Registrant.

4.2          Specimen of Stock Certificate.                                        *

10.1         Lease Agreement, dated as of July 10, 1987, between the Registrant    *
       		    (as tenant) and Transamerica/Emkay Income Properties I, as amended
	            on July 23, 1990 and June 11, 1991.

10.1(a)      Seventh Amendment to lease effective as of July 18, 1996.            (7)

10.2         Employment Agreement, dated March 27, 1992, between the Registrant    *
       		    and Dennis J. Makes.

10.2(a)      Amendment  dated June 30, 1993 to the Employment Agreement between   (1)
       		    the Registrant and Dennis J. Makes dated March 27, 1992.

10.3         Confidentiality  Agreement,  dated  March  27,  1992  between  the    *
       		    Registrant and Dennis J. Makes.

10.4         Confidentiality  Agreement,  dated  March  27,  1992  between  the    *
       		    Registrant and Steven R. Verdooner.

10.5         Confidentiality  Agreement,  dated  March  27,  1992  between  the    *
       		    Registrant and Richard Wullaert.

10.6         Consulting   Agreement,   dated  January  23,  1992,  between  the    *
       		    Registrant and G. Peter Halberg, M.D.

10.7         Assignment  dated  October 23, 1990 of U.S. Patent Application for    *
       		    Apparatus and Method  for  Topographical Analysis of the Retina to
		           the Registrant by Steven R.  Verdooner,  Patricia  C.  Meade,  and
       	     Dennis  J.  Makes  (as  recorded  on  Reel  5490, Frame 423 in the
		           Assignment Branch of the U.S. Patent and Trademark Office).

10.8         Form   of   International   Distribution  Agreement  used  by  the    *
       		    Registrant and sample form of End User Software License Agreement.

10.9         Original  Equipment  Manufacturer  Agreement, dated April 1, 1991,    *
       		    between the Registrant and SONY Medical Electronics, a division of
		           SONY Corporation of America.


10.10        Original  Equipment  Manufacturer/Value  Added Reseller Agreement,    *
       		    dated  May  7,  1991,  between the Registrant  and  Eastman  Kodak
       		    Company.

10.11        The  Registrant's  1992  Nonstatutory Stock Option Plan and sample    *
       		    form of Nonstatutory Stock Option Agreement.

10.12        Common  Stock  and  Warrant  Purchase  Agreement  ("Stock Purchase    *
       		    Agreement"),  dated as of February 8, 1992, among the  Registrant,
		           Jonnie R. Williams,  Kathleen  M.  O'Donnell,  as Trustee of Irre-
		           vocable  Trust  No.  6, FBO F.E. O'Donnell, Jr., M.D.,  Steven  R.
       		    Verdooner and Dennis J. Makes.

10.12(a)     Amendment No. 1 to Stock Purchase Agreement, dated March 25, 1992,    *
       		    among  the Registrant, Jonnie R. Williams, individually, Jonnie R.
		           Williams,  as Trustee of Irrevocable Trust No. 1, Rambert Summons,
		           and Kathleen  M. O'Donnell, as Trustee of Irrevocable Trust No. 6,
       		    FBO F.E. O'Donnell, Jr., M.D.

10.13        Cross-Indemnification  Agreement,  dated  February 14, 1991, among    *
       		    Dennis Makes, Steven Verdooner, and Richard Wullaert.

10.14        Key  Man  Life  Insurance Policies in the amount of $1,000,000 for    *
       	     each  of  Dennis J.  Makes  and  Steven  R.  Verdooner,  with  the
		           Registrant as the named beneficiary.

10.15        Warrant dated February 12, 1993 issued by the Registrant to Steven   (1)
       		    R. Verdooner to purchase 50,000 shares of Common Stock.

10.16        Stock Option Plan.                                                   (1)

10.17        Promissory  Note  dated  January  4,  1993  from the Registrant to   (1)
       		    Western Financial Savings Bank in the amount  of $25,209.83 due in
		           full by January 4, 1998.

10.18        Rental  Agreement  dated May 1, 1994 by and between the Registrant   (2)
       		    and Robert J. Rossetti.

10.19        Security  and  Loan  Agreement  (with Credit Terms and Conditions)   (3)
       	     dated April 12, 1995 by and between  the  Registrant  and Imperial
       		    Bank.

10.19(a)     General Security Agreement dated April 12, 1995 by and between the   (3)
       		    Registrant and Imperial Bank.

10.19(b)     Warrant  dated  November  1,  1995  issued  by  the  Registrant to   (4)
       		    Imperial Bank to purchase 67,500 shares of Common Stock.

10.19(c)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (4)
       		    Conditions) dated November 1, 1995.

10.19(d)     Registration  Rights  Agreement dated November 1, 1995 between the   (4)
       		    Registrant and Imperial Bank.

10.19(e)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (6)
       		    Conditions) dated April 4, 1996).


10.19(f)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (7)
       		    Conditions) dated July 12, 1996).

10.19(g)     Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and   (7)
       		    Conditions) dated November 21, 1996).

10.20        Purchase   Agreements   dated   November   21,  1995  between  the   (4)
       		    Registrant, JB Oxford & Company and certain Investors.

10.20(a)     Warrant  Agreement dated November 21, 1995 between the Registrant,   (4)
       		    JB Oxford & Company and certain Investors.

10.20(b)     First  Amendment Warrant Agreement dated November 21, 1996 between   (7)
       		    the Registrant, JB Oxford & Company and certain Holders.

10.20(c)     Registration  Rights Agreement dated November 21, 1995 between the   (4)
       		    Registrant, JB Oxford & Company and certain Investors.

10.21        Employment   Agreement   dated   November  20,  1995  between  the   (4)
       		    Registrant and Steven R. Verdooner.

10.22        Employment   Agreement   dated   November  20,  1995  between  the   (4)
       		    Registrant and R. Michael Clark.

10.25        The Registrant's  1995  Nonstatutory Stock Option Plan and sample    (5)
       		    form of Nonstatutory Stock Option Agreement.

11.1         Computation of net loss per share.                                   (7)

23.1         Consent of Ernst & Young LLP, Independent Auditors.                  (7)

27           Financial Data Schedule (for SEC use only).                          (7)

                      			  _________________________________________


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

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 filed on November 26, 1993.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994 filed on November 29, 1994.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995 filed on July 14, 1995.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1996 filed on July 15, 1996.

(7)  Exhibit filed herewith.