Form 10QSB
period 1996-11-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 1997-01-14
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

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

     Yes   XX       No

As of November 30, 1996, 3,336,264 shares of common stock, at no par value, were outstanding.

                    PART I     FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       OPHTHALMIC IMAGING SYSTEMS
                         CONDENSED BALANCE SHEET
                            NOVEMBER 30, 1996
                               (UNAUDITED)

ASSETS
Current assets:
   Cash and equivalents                            $       459,404
   Accounts receivable, net                                876,337
   Inventories, net                                      1,582,766
   Prepaid expenses and other current assets                68,277
                                                   ---------------
Total current assets                                     2,986,784
Furniture and equipment, net of accumulated
   depreciation and amortization of $665,899               434,241
Other assets                                                63,173
                                                   ---------------
                                                   $     3,484,198
                                                   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings under line of credit                 $       281,000
   Accounts payable                                        905,577
   Accrued liabilities                                     753,748
   Accrued warrant appreciation right                      235,160
   Deferred extended warranty revenue                       79,881
   Customer deposits                                       150,980
   Current portion of notes payable                          5,002
                                                   ---------------
Total current liabilities                                2,411,348
Notes payable, less current portion                          2,096
Commitments
Stockholders' equity:
   Preferred stock, no par value, 20,000,000 shares
    authorized; none issued or outstanding                      --
   Common stock, no par value, 20,000,000 shares
    authorized; 3,336,264 issued and outstanding         9,025,687
   Accumulated deficit                                  (7,954,933)
                                                   ---------------
Total stockholders' equity                               1,070,754
                                                   ---------------
                                                   $     3,484,198
                                                   ===============

SEE ACCOMPANYING NOTES.

                       OPHTHALMIC IMAGING SYSTEMS
                   CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                    THREE MONTHS ENDED NOVEMBER 30,
                                    1996                     1995
                                    -------------------------------
NET REVENUES                        $      884,246    $   1,909,926
COST OF SALES                              650,173        1,236,194
                                    -------------------------------
GROSS PROFIT                               234,073          673,732

OPERATING EXPENSES:
  SALES AND MARKETING                      468,337          487,861
  GENERAL AND ADMINISTRATIVE               282,768          154,213
  RESEARCH AND DEVELOPMENT                 264,781          197,016
                                     ------------------------------
     TOTAL OPERATING EXPENSES            1,015,886          839,090
                                     ------------------------------
LOSS FROM OPERATIONS                      (781,813)        (165,358)
OTHER EXPENSE, NET                         (13,722)         (33,001)
                                     ------------------------------
NET LOSS                             $    (795,535)    $   (198,359)
                                     ==============================
SHARES USED IN THE CALCULATION OF
  NET LOSS PER SHARE                     3,320,969        1,010,450
                                     ==============================
NET LOSS PER SHARE                   $       (0.24)    $      (0.20)
                                     ==============================

SEE ACCOMPANYING NOTES.

                       OPHTHALMIC IMAGING SYSTEMS
                   CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                               (UNAUDITED)

                                             THREE MONTHS ENDED NOVEMBER 30,
                                             1996                       1995
                                             -------------------------------

OPERATING ACTIVITIES:
  Net loss                                     $    (795,535)    $  (198,359)
Adjustments to reconcile net loss to
  net cash used in operating activities:
     Depreciation and amortization                    31,622          23,224
     Net decrease (increase) in current assets
        other than cash and equivalents              190,107        (469,989)
     Net increase in current liabilities
        other than short-term borrowings             247,986         313,373
                                               -----------------------------
Net cash used in operating activities               (325,820)       (331,751)
INVESTING ACTIVITIES:
Purchases of furniture and equipment                (104,668)        (39,865)
Net decrease (increase) in other assets               23,462          (6,541)
                                               -----------------------------
Net cash used in investing activities                (81,206)        (46,406)
FINANCING ACTIVITIES:
Principal payments on notes payable                   (1,386)         (5,826)
Net (repayments of) proceeds from line-of-credit
  borrowings                                        (269,000)         50,000
Net proceeds from sale of common stock                85,491       1,068,488
                                               -----------------------------
Net cash (used) provided by financing activities    (184,895)      1,112,662
                                               -----------------------------
Net increase (decrease) in cash and equivalents     (591,921)        734,505
Cash and equivalents at beginning of period        1,051,325         317,205
                                               -----------------------------
Cash and equivalents at end of period          $     459,404     $ 1,051,710
                                               =============================

SEE ACCOMPANYING NOTES.

                       Ophthalmic Imaging Systems

                 Notes to Condensed Financial Statements

          Three Month Periods ended November 30, 1996 and 1995

                               (Unaudited)


Note 1. Basis of Presentation

     The accompanying unaudited condensed balance sheet as of November 30, 1996, condensed statements of operations for the three month periods ended November 30, 1996 and 1995 and the condensed statements of cash flows for the three month periods ended November 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1996 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended November 30, 1996 are not necessarily indicative of the operating results for the full year.

     Certain amounts in the fiscal 1996 financial statements have been reclassified to conform with the presentation in the fiscal 1997 financial statements.

Note 2. Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation of net loss per share because their effect is antidilutive.

Note 3. Line of Credit

     In April 1995, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with a bank (the "Bank"). The maximum amount available under the terms of the Credit Agreement is $750,000 and is based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus two and one-half percent and are secured by virtually all assets of the Company (10.75% as of November 30, 1996).

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

     In November 1995, the Company and the Bank amended the Credit Agreement. The amendments included extending the maturity date to April 1996, and increasing the amount of the loss the Company may incur in a quarter. As a condition to amending the Credit Agreement, the Company modified the warrant issued to the Bank. The modifications included increasing the number of common shares under the warrant for which the warrant is exercisable to 67,500, reducing the per share exercise price to $1.73 and extending the expiration date to November 2000. The number of shares for which the warrant is exercisable was reduced to 50,000 due to the occurrence of certain events set forth in the Credit Agreement.

     In April 1996, the Company and the Bank again amended the Credit Agreement. The amendments included extending the maturity date to July 1996 and limiting the amount of the net loss the Company may incur in a quarter.

     In May 1996, the Bank exercised an alternative stock appreciation right available under the warrant. In conjunction with said exercise, the Company has accrued a liability of approximately $220,000 as of May 31, 1996, said amount being the entire amount of the obligation under the warrant. The Company recognized additional interest expense of approximately $151,000 during the quarter ended May 31, 1996 in connection with said exercise. The Company had previously accrued as interest expense approximately $69,000 in connection with a put right under the warrant, which right is foregone in lieu of the Bank exercising its alternative stock appreciation right. The parties have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right, but have not as yet agreed to the definitive terms thereof.

     In November 1996, the Company and the Bank again amended the Credit Agreement. Then amendments included, among other things, extending the maturity date to March 1997, subject to the occurrence of certain equity transactions, and limiting the amount of the net loss the Company may incur in the first and second quarter of fiscal 1997.

     As of November 30, 1996, borrowings in the amount of $281,000 were outstanding against the Credit Agreement. The Company was not in compliance with certain of the restrictive covenants for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance. The potential impact of not receiving a waiver from the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement.

Note 4. Private Placement

     On November 21, 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering were approximately $1,075,000. Along with each share of common stock issued, the purchasers were given an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices are $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants are subject to adjustment upon the occurrence of certain events. The A and B Warrants expire on February 19, 1997, as amended, and November 21, 1997, respectively.

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

     In May 1996, 1,052,631 of the A Warrants  were  exercised.   The net
     proceeds from this exercise were approximately $1,184,000.

Note 5. Subsequent Events

     In December 1996, the Company received proceeds of approximately $225,000 (net of anticipated issuance costs of approximately $25,000) for the exercise of certain of the B Warrants issued pursuant to the Private Placement referred to in Note 4 above.

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

The Company believes, however, that as the U.S. healthcare system moves toward managed care the needs of the managed care providers are changing the nature and demand for medical imaging equipment and services. New opportunities in telemedicine are emerging that may allow managed care organizations to reduce costs while maintaining their quality of patient care. The Company plans to leverage its digital imaging technology and established customer base to develop product features and services targeting telemedicine/managed care applications for the ocular health care industry.

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

In this regard, in fiscal 1996 the Company developed a Reading and Documentation Center, through which it intends to provide documentation services of electronically transmitted digital images acquired at remote locations.

During fiscal 1996, the Company also secured an agreement to conduct a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening. At the conclusion of the pilot program, if successful, the Company anticipates entering into negotiations with the provider, and others, for contracting the Reading Center services. The Company currently has several initial commitments to purchase its Reading and Documentation Center services. There can be no assurance, however, that the pilot program will prove a success or that these negotiations or commitments will result in contracts for these services.

During the recently completed fall meeting of the American Academy of Ophthalmology, the Company introduced a lower-priced digital imaging system incorporating telemedicine features and targeting the general ophthalmology market. The majority of orders received in conjunction with this introduction are projected for delivery during the second and third quarters of fiscal 1997.

The Company continues to assess potential market opportunities in anticipation of results from clinical validation studies of its Glaucoma-Scope<reg-trade-mark> product, an instrument specifically designed for the early diagnosis of glaucoma, a commonly occurring eye disease regularly screened for by eye care practitioners.

The Company's results of operations have historically fluctuated from quarter to quarter due to a number of factors and are not necessarily indicative of the results to be expected for any future period or expected for the fiscal year ending August 31, 1997. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

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

RESULTS OF OPERATIONS

The Company's revenues for the first quarter of fiscal 1997 were $884,246, representing a decrease of approximately 54% from revenues of $1,909,926 for the first quarter of fiscal 1996. A primary factor contributing to the reduced 1997 first quarter revenue level was the reallocation of the Company's resources to address emerging opportunities in the telemedicine/managed care market. In addition, the 1996 first quarter revenue levels were largely attributable to strong sales of the Company's digital angiography systems incorporating ICG and Windows<trademark> features introduced over the previous two years. The Company will continue to allocate resources to address the telemedicine/managed care market, as sustaining growth in its traditional angiography equipment business becomes increasingly difficult. Based on its backlog of current orders, however, the Company believes that its revenues will improve during the remainder of the year. Nonetheless, in comparison to previous years, the Company may experience reduced revenue levels from sales of its digital imaging equipment products in the near-term.

Contributions to revenues from sales of Glaucoma-Scope<reg-trade-mark> units have been negligible and management does not anticipate significant near-term sales improvement for the Glaucoma-Scope<reg-trade-mark>, recognizing that longer-term sales growth remains dependent upon market acceptance of the system and resolution of healthcare reform and reimbursement issues.

Gross margins were approximately 26% during the first quarter ended November 30, 1996 versus approximately 35% for the comparable quarter of 1996. This decrease in gross margin percentage was attributable primarily to the fixed manufacturing and support costs relative to the significantly decreased revenue levels during 1997. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management anticipates that near-term margin improvement, if any, would result principally from reduced material costs associated with current deliverable system configurations, economies of scale from increased unit production and other manufacturing efficiencies.

Sales and marketing and general and administrative expenses accounted for approximately 85% of total revenues during the first quarter of fiscal 1997 as compared with approximately 34% during the first quarter of fiscal 1996. Expense levels also increased to $751,105 during the first quarter of 1997 versus $642,074 during the first quarter of 1996. The primary factors contributing to the increase were costs associated with hiring additional support personnel, the impact of increased reserves for potential credit losses and marketing, sales and related costs associated with the telemedicine/managed care start-up marketing efforts. The Company anticipates expenses in this area will continue to run above historical levels.

Research and development expenses, as a percentage of revenues, was approximately 30% in the first quarter of 1997 versus approximately 10% during the same period of 1996. Expense levels increased in actual dollar terms to $264,781 during the first quarter of 1997 from $197,016 in 1996. The Company anticipates that it will incur increased expense levels in near-term as it dedicates more resources to the research and development of telemedicine/managed care applications, while continuing to incur expenses with respect to its current products. In this regard, the Company intends to continue research and development efforts on product enhancements and reducing cost configurations for its current products, particularly as they impact telemedicine/managed care applications.

Other expense was $13,722 during the first quarter of fiscal 1997 versus $33,001 during the same period of 1996. The primary contributing factor to this change was a decrease in interest expense during 1997 versus 1996 associated with an existing credit line, including a reduction in borrowings against said credit line and in particular conjunction with interest expense recognized during the 1996 first quarter in connection with a put right under a warrant previously issued to the Company's Bank, which right was foregone in lieu of the Bank exercising its alternative stock appreciation right available under said warrant in May 1996. The parties have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right, but have not as yet agreed to the definitive terms thereof.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $325,820 and $331,751 in the first quarter of fiscal 1997 and 1996, respectively. The cash used by operations in the 1997 first quarter resulted primarily from the net loss during the period and the decrease in accounts receivable associated with significantly reduced revenue levels during the period, which amount was partially offset by increases in customer deposits from orders generated at the AAO meeting and other current liabilities, excluding borrowings under the Credit Agreement. Cash used by operations in the first quarter of fiscal 1996 resulted primarily from the net loss during the quarter and increases in accounts receivable and inventory, offset in part by increases in accounts payable.

Cash used in investing activities was $81,206 during the first quarter of 1997 as compared to $46,406 during the same period for 1996. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments regarding capital expenditures. The Company, however, will continue to upgrade its existing management information systems, which may result in increased near-term capital expenditures. In addition, the Company anticipates certain capital expenditures to support efforts to expand its technology to telemedicine/managed care applications. The Company anticipates that related expenditures, if any, will be financed from one or more of the following sources: (i) working capital; (ii) borrowings under an existing credit agreement, if available; or (iii) debt, equity or other financing arrangements, if any, available to the Company.

The Company used cash of $184,895 in financing activities during the first quarter of fiscal 1997 as compared to generating cash in the amount of $1,112,662 during the same period of fiscal 1996. The use of cash from financing activities during the 1997 period was principally repayments of borrowings under the Credit Agreement, which amount was partially offset by net proceeds from the exercise of stock options issued to employees. The sources of cash from financing activities during the 1996 period were principally the net proceeds from a private placement of the Company's common stock in November 1995, and, to a lesser extent, borrowings under the Credit Agreement. Principal repayments on notes payable was negligible in both 1997 and 1996.

As indicated above, the Company intends to allocate significant resources to the development and marketing of telemedicine/managed care products and services. During this development period, the Company anticipates that it could experience a decrease in revenues and an increase in operating losses as a result of incurring additional expenses in connection with activities relating to the development and marketing of telemedicine/ managed care products and services. Accordingly, the Company anticipates that it could continue to experience negative cash flow from operations in the near-term. In addition, while the Credit Agreement has been extended to March 1997, there can be no assurance that the Company will be able to negotiate further extensions. As indicated in Note 3 of the Notes to Condensed Financial Statements, the Company was not in compliance with certain of the restrictive covenants for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance. While the Bank has favorably responded to all previous such requests and the Company believes the Bank will so respond to its current request for a waiver, there can be no assurance that said waiver will be granted. The potential impact of not receiving a waiver from the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement, which amount was $281,000 as of November 30, 1996. As also indicated above, although the Company and the Bank have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right and the Company believes that it will be able to enter into a final agreement with the Bank with regard to such matters, there can be no assurance that it will be able to do so, in which case the entire amount of the obligation, which amount at November 30, 1996, including accrued interest thereon, was approximately $235,000, would be due.

Although the Company believes that it will be able to raise the funds necessary to satisfy its liquidity and capital requirements during the next twelve months from alternative sources including extending or refinancing its Credit Agreement, other debt financing, issuing equity securities or entering into other financing arrangements, there can be no assurance that such financing will be available and, if available, that it will be obtained in terms favorable to the Company. Additional capital could also be made available to the Company pursuant to the exercise of additional warrants issued in connection with the November 1995 private placement, as well as from other outstanding options and warrants. In this regard, the Company has received a commitment to exercise a significant number of these warrants from certain of the warrant holders, and while the Company is currently in active discussions with such warrant holders regarding said exercise, there can be no assurance that any such warrants will be exercised in the near-term, if at all.

                      PART II     OTHER INFORMATION




ITEM 1. LEGAL PROCEEDINGS
          None.

ITEM 2. CHANGES IN SECURITIES
          In November 1996, the expiration date for the unexercised A Warrants issued pursuant to the Private Placement of the Company's Common Stock effective November 21, 1995, were extended from November 21, 1996 to February 19, 1997.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          As indicated in Note 3 of the Notes to Condensed Financial Statements, the Company was not in compliance with certain of the restrictive covenants of a Credit Facility with its Bank for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance.

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

                              OPHTHALMIC IMAGING SYSTEMS
                              (Registrant)


                              By:       STEVEN R VERDOONER
                                   Steven R. Verdooner,
                                   President and Chief Financial Officer
                                   (principal executive officer and
                                   principal financial and accounting
                                   officer)


Dated:  January 14, 1997

                            INDEX TO EXHIBITS

Exhibit
NUMBER                                                               Footnote
                        DESCRIPTION OF EXHIBIT                       REFERENCE

3.1             Articles  of  Incorporation of the Registrant, as         *
                amended.

3.2             Amended Bylaws of the Registrant.                         *

4.1             See  Exhibits  3.1  and 3.2 for provisions of the         *
                Articles of Incorporation,  as  amended,  and the
                amended  Bylaws  of  the  Registrant defining the
                rights  of  holders  of  Common   Stock   of  the
                Registrant.

4.2             Specimen of Stock Certificate.                            *

10.1            Lease  Agreement,  dated  as  of  July  10, 1987,         *
                between    the   Registrant   (as   tenant)   and
                Transamerica/Emkay   Income   Properties   I,  as
                amended on July 23, 1990 and June 11, 1991.

10.1(a)         Seventh   Amendment  to  lease  effective  as  of        (7)
                July 18, 1996.

10.2            Employment   Agreement,  dated  March  27,  1992,         *
                between the Registrant and Dennis J. Makes.

10.2(a)         Amendment  dated  June 30, 1993 to the Employment        (1)
                Agreement between the  Registrant  and  Dennis J.
                Makes dated March 27, 1992.

10.3            Confidentiality  Agreement,  dated March 27, 1992         *
                between the Registrant and Dennis J. Makes.

10.4            Confidentiality  Agreement,  dated March 27, 1992         *
                between the Registrant and Steven R. Verdooner.

10.5            Confidentiality  Agreement,  dated March 27, 1992         *
                between the Registrant and Richard Wullaert.

10.6            Consulting  Agreement,  dated  January  23, 1992,         *
                between the Registrant and G. Peter Halberg, M.D.

10.7            Assignment  dated October 23, 1990 of U.S. Patent         *
                Application for  Apparatus  and  Method for Topo-
                graphical   Analysis   of   the  Retina  to   the
                Registrant  by Steven R. Verdooner,  Patricia  C.
                Meade, and Dennis  J.  Makes (as recorded on Reel
                5490, Frame 423 in the Assignment  Branch  of the
                U.S. Patent and Trademark Office).

10.8            Form of International Distribution Agreement used         *
                by  the  Registrant  and  sample form of End User
                Software License Agreement.

10.9            Original  Equipment Manufacturer Agreement, dated         *
                April 1, 1991,  between  the  Registrant and SONY
                Medical   Electronics,   a   division   of   SONY
                Corporation of America.

10.10           Original   Equipment   Manufacturer/Value   Added         *
                Reseller Agreement, dated May 7, 1991, between the Registrant and Eastman Kodak Company.

10.11           The  Registrant's  1992 Nonstatutory Stock Option         *
                Plan and sample form of Nonstatutory Stock Option
                Agreement.

10.12           Common   Stock  and  Warrant  Purchase  Agreement         *
                ("Stock  Purchase   Agreement"),   dated   as  of
                February 8, 1992, among the Registrant, Jonnie R.
                Williams,  Kathleen  M. O'Donnell, as Trustee  of
                Irrevocable Trust No. 6, FBO F.E. O'Donnell, Jr.,
                M.D., Steven R. Verdooner and Dennis J. Makes.

10.12(a)        Amendment  No.  1  to  Stock  Purchase Agreement,         *
                dated  March  25,  1992,  among  the  Registrant,
                Jonnie  R.  Williams,  individually,   Jonnie  R.
                Williams, as Trustee of Irrevocable Trust  No. 1,
                Rambert  Simmons,  and Kathleen M. O'Donnell,  as
                Trustee of Irrevocable  Trust  No.  6,  FBO  F.E.
                O'Donnell, Jr., M.D.

10.13           Cross-Indemnification       Agreement,      dated         *
                February  14,  1991, among Dennis  Makes,  Steven
                Verdooner, and Richard Wullaert.

10.14           Key  Man Life Insurance Policies in the amount of         *
                $1,000,000 for each of Dennis J. Makes and Steven
                R. Verdooner, with the Registrant as the named beneficiary.

10.15           Warrant  dated  February  12,  1993 issued by the        (1)
                Registrant  to  Steven R. Verdooner  to  purchase
                50,000 shares of Common Stock.

10.16           Stock Option Plan.                                       (1)

10.17           Promissory  Note  dated  January 4, 1993 from the        (1)
                Registrant to Western Financial  Savings  Bank in
                the   amount   of   $25,209.83  due  in  full  by
                January 4, 1998.

10.18           Rental Agreement dated May 1, 1994 by and between        (2)
                the Registrant and Robert J. Rossetti.

10.19           Security  and  Loan  Agreement (with Credit Terms        (3)
                and Conditions) dated April 12, 1995 by and between the Registrant and Imperial Bank.

10.19(a)        General  Security  Agreement dated April 12, 1995        (3)
                by and between the Registrant and Imperial Bank.

10.19(b)        Warrant  dated  November  1,  1995  issued by the        (4)
                Registrant  to  Imperial Bank to purchase  67,500
                shares of Common Stock.

10.19(c)        Amended  Loan and Security Agreement (with Credit        (4)
                Terms and Conditions) dated November 1, 1995.

10.19(d)        Registration  Rights  Agreement dated November 1,        (4)
                1995 between the Registrant and Imperial Bank.

10.19(e)        Amended  Loan and Security Agreement (with Credit        (6)
                Terms and Conditions) dated April 4, 1996).

10.19(f)        Amended  Loan and Security Agreement (with Credit        (7)
                Terms and Conditions) dated July 12, 1996).

10.19(g)        Amended  Loan and Security Agreement (with Credit        (7)
                Terms and Conditions) dated November 21, 1996).

10.20           Purchase   Agreements  dated  November  21,  1995        (4)
                between the Registrant, JB Oxford & Company and certain Investors.

10.20(a)        Warrant Agreement dated November 21, 1995 between        (4)
                the  Registrant,  JB Oxford & Company and certain
                Investors.

10.20(b)        First  Amendment Warrant Agreement dated November        (7)
                21, 1996  between  the  Registrant,  JB  Oxford &
                Company and certain Holders.

10.20(c)        Registration  Rights Agreement dated November 21,        (4)
                1995 between the Registrant, JB Oxford & Company and certain Investors.

10.21           Employment  Agreement  dated  November  20,  1995        (4)
                between the Registrant and Steven R. Verdooner.

10.22           Employment  Agreement  dated  November  20,  1995        (4)
                between the Registrant and R. Michael Clark.

10.25           The  Registrant's  1995 Nonstatutory Stock Option        (5)
                Plan and sample form of Nonstatutory Stock Option
                Agreement.


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

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995 filed on July 14, 1995.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.

(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1996 filed on July 15, 1996.

(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 filed on November 29, 1996.