Form 10QSB
period 1997-02-28
OPHTHALMIC IMAGING SYSTEMS INC
filed 1997-04-14
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

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

     Yes   XX       No

As of April 1, 1997, 3,732,999 shares of common stock, at no par value, were outstanding.

                           PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                       OPHTHALMIC IMAGING SYSTEMS
                         CONDENSED BALANCE SHEET
                            FEBRUARY 28, 1997
                               (UNAUDITED)

ASSETS
Current assets:
  Cash and equivalents                                         $       335,169
  Accounts receivable, net                                           1,708,796
  Inventories, net                                                   1,353,198
  Prepaid expenses and other current assets                             94,557
                                                               ---------------
Total current assets                                                 3,491,720

Furniture and equipment, net of accumulated
depreciation and amortization of $701,044                              411,009

Other assets                                                            69,237
                                                                --------------
                                                                $    3,971,966
                                                                ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit                               $      281,000
  Accounts payable                                                     867,290
  Accrued liabilities                                                  768,341
  Accrued warrant appreciation right                                   239,664
  Deferred extended warranty revenue                                    70,298
  Customer deposits                                                     48,213
  Current portion of notes payable                                       5,002
                                                                 -------------
Total current liabilities                                            2,279,808

Notes payable, less current portion                                        195

Commitments

Stockholders' equity:
  Preferred stock, no par value, 20,000,000 shares
    authorized; none issued or outstanding                                  --
  Common stock, no par value, 20,000,000 shares authorized;
    3,720,699 issued and outstanding                                 9,545,677
Accumulated deficit                                                 (7,853,714)
                                                                  ------------
Total stockholders' equity                                           1,691,963
                                                                  ============
                                                                  $  3,971,966

SEE ACCOMPANYING NOTES.

                       OPHTHALMIC IMAGING SYSTEMS
                   CONDENSED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                                                   THREE MONTHS ENDED                         SIX MONTHS ENDED


                                FEBRUARY 28, 1997     FEBRUARY 29, 1996     FEBRUARY 28, 1997     FEBRUARY 29, 1996

NET REVENUES                      $  2,285,407         $   2,169,753          $ 3,169,653           $ 4,079,679
COST OF SALES                        1,333,567             1,487,018            1,983,740             2,723,212
                                  -------------        --------------         ------------          ------------
GROSS PROFIT                           951,840               682,735            1,185,913             1,356,467

OPERATING EXPENSES:
  SALES AND MARKETING                  354,511               365,889              822,848               853,750
  GENERAL AND ADMINISTRATIVE           249,908               208,648              532,676               362,861
  RESEARCH AND DEVELOPMENT             232,645               170,832              497,426               367,848
                                  -------------         -------------         ------------          ------------
    TOTAL OPERATING EXPENSES           837,064               745,369            1,852,950             1,584,459
                                  -------------         -------------         ------------          -------------
INCOME (LOSS) FROM OPERATIONS          114,776               (62,634)            (667,037)             (227,992)

OTHER EXPENSE, NET                     (13,557)              (35,440)             (27,279)              (68,441)
                                  -------------         -------------         ------------          -------------
NET INCOME (LOSS)                 $    101,219          $    (98,074)         $  (694,316)          $  (296,433)
                                  ============          =============         =============         =============

SHARES USED IN THE CALCULATION
  OF NET INCOME (LOSS) PER SHARE     5,014,422              2,243,533           3,432,566             1,626,992
                                  ============           =============         ============         =============
NET INCOME (LOSS) PER SHARE       $       0.02           $      (0.04)         $    (0.20)          $     (0.18)
                                  ============           =============         ============         =============


SEE ACCOMPANYING NOTES.

                       OPHTHALMIC IMAGING SYSTEMS
                   CONDENSED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                               (UNAUDITED)

                                                    SIX MONTHS ENDED
                                      FEBRUARY 28, 1997      FEBRUARY 29, 1996

OPERATING ACTIVITIES:
Net loss                                     (694,316)                (296,433)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
     Depreciation and amortization             67,283                   47,973
     Net increase in current assets
       other than cash and equivalents       (439,064)                (445,581)
     Net increase (decrease) in current
       liabilities other than short-term
       borrowings                             116,446                  (72,965)
                                           -----------              -----------
Net cash used in operating activities        (949,651)                (767,006)

INVESTING ACTIVITIES:
Purchases of furniture and equipment         (116,581)                 (60,746)
Net decrease (increase) in other assets        16,882                   (1,221)
                                           -----------              -----------
Net cash used in investing activities         (99,699)                 (61,967)

FINANCING ACTIVITIES:
Principal payments on notes payable            (3,287)                  (3,434)
Net (repayments of) proceeds from
line-of-credit borrowings                    (269,000)                  50,000
Net proceeds from sale of common stock        605,481                1,074,841
                                           -----------              -----------
Net cash provided by financing activities     333,194                1,121,407
                                           -----------              -----------
Net increase (decrease) in cash and
  equivalents                                (716,156)                 292,434
Cash and equivalents at beginning of
  period                                    1,051,325                  317,205
                                           -----------              -----------
Cash and equivalents at end of period      $  335,169               $  609,639
                                           ===========              ===========


SEE ACCOMPANYING NOTES.

                       Ophthalmic Imaging Systems

                 Notes to Condensed Financial Statements

Three and Six Month Periods ended February 28, 1997 and February 29, 1996

                               (Unaudited)


Note 1. Basis of Presentation

The accompanying unaudited condensed balance sheet as of February 28, 1997, condensed statements of operations for the three and six month periods ended February 28, 1997 and February 29, 1996 and the condensed statements of cash flows for the six month periods ended February 28, 1997 and February 29, 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1996 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended February 28, 1997 are not necessarily indicative of the operating results for the full year.

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

Note 3. Line of Credit

In April 1995, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with a bank (the "Bank"). The maximum amount available under the terms of the Credit Agreement is $750,000 and is based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus two and one-half percent and are secured by virtually all assets of the Company (10.75% as of February 28, 1997).

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

As of February 28, 1997, borrowings in the amount of $281,000 were outstanding against the Credit Agreement. The Company was not in compliance with certain of the restrictive covenants for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance. The potential impact of not receiving a waiver from the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement, which amount was $500,000 as of the date of this report.

Note 4. Private Placement

On November 21, 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering were approximately $1,075,000. Along with each share of common stock issued, the purchasers were given an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices are $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants are subject to adjustment upon the occurrence of certain events. The A Warrants expired on March 5, 1997, as amended, and the B Warrants will expire on November 21, 1997.

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

During the quarter ended February 28,1997, the Company received net proceeds of approximately $495,000 for the exercise of certain of the A and B Warrants, the certificates for which shares have not been issued but which shares have been shown as outstanding as of February 28, 1997 in the accompanying Balance Sheet.

Note 5. Subsequent Events

The Credit Agreement discussed in Note 3 above expired in March 1997 and the Company is currently negotiating with the Bank to extend said Credit Agreement. The potential impact of not negotiating an extension with the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement, which amount was $500,000 as of the date of this report ($281,000 as of February 28, 1997).

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

During the 1996 fall meeting of the American Academy of Ophthalmology, the Company introduced a lower-priced digital imaging system incorporating telemedicine features and targeting the general ophthalmology market. The majority of orders received in conjunction with this introduction are projected for delivery during the second and third quarters of fiscal 1997.

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

RESULTS OF OPERATIONS

The Company's revenues for the second quarter of fiscal 1997 were $2,285,407, representing an increase of approximately 5% from revenues of $2,169,753 for the second quarter of fiscal 1996. Revenues for the first six months of fiscal 1997 were $3,169,653 versus $4,079,679 for the comparable period of 1996. The 1997 second quarter revenues include significant revenues from the Company's initial deliveries of lower-priced higher-margin digital imaging systems incorporating telemedicine features, which systems were introduced at the 1996 fall meeting of the American Academy of Ophthalmology and significant orders for which were included in the Company's deliverable backlog at the end of the first quarter of fiscal 1997. A primary factor contributing to the reduced 1997 six-month revenue level was the reallocation of the Company's resources to address emerging opportunities in the telemedicine/managed care market. In addition, the 1996 six-month revenue levels were largely attributable to strong sales of the Company's digital angiography systems incorporating ICG and Windows<trademark> features introduced over the previous two years. The Company will continue to allocate resources to address the telemedicine/managed care market, as sustaining growth in its traditional angiography equipment business becomes increasingly difficult. Based on its backlog of current orders, the Company does not anticipate maintaining revenue levels attained during the 1997 second quarter and, in comparison to previous years, the Company may experience reduced revenue levels from sales of its digital imaging equipment products in the near-term.

Contributions to revenues from sales of Glaucoma-Scope<reg-trade-mark> units have been negligible and management does not anticipate significant near-term sales improvement for the Glaucoma-Scope<reg-trade-mark>, recognizing that longer-term sales growth remains dependent upon market acceptance of the system and resolution of healthcare reform and reimbursement issues.

Gross margins were approximately 42% during the second quarter ended February 28, 1997 versus approximately 31% for the comparable quarter of 1996. For the six-month period ended February 28, 1997, gross margins were approximately 37% as compared to approximately 33% during the comparable period of 1996. The increase in gross margin percentage for the six-month period is attributable primarily to reduced direct material costs associated with delivered systems, principally the sales of the lower-priced higher-margin digital imaging systems delivered during the 1997 second quarter. The increased gross margin percentage during the 1997 second quarter also reflects the impact of reduced fixed manufacturing and support costs during 1997 compared to the comparable quarter of 1996. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management anticipates that near-term margin improvement, if any, would result principally from reduced material costs associated with current deliverable system configurations, outsourcing certain manufacturing and assembly operations and related fixed cost reduction measures implemented during the third fiscal quarter of 1997, including personnel cutbacks, economies of scale from increased unit production, and other manufacturing efficiencies.

Sales and marketing and general and administrative expenses accounted for approximately 26% of total revenues during the second quarter of both fiscal 1997 and fiscal 1996. For the first six months of fiscal 1997 and 1996, such expenses accounted for approximately 43% and 30%, respectively. Expense levels also increased to $604,417 during the second quarter of 1997 versus $574,537 during the second quarter of 1996. For the first six months of 1997, expense levels increased to $1,355,522 from $1,216,611 during the comparable period of 1996. The primary factors contributing to these increases were costs associated with hiring additional support personnel, and related costs associated with the telemedicine/managed care start-up marketing efforts. While the Company has implemented during the third fiscal quarter of 1997 certain fixed cost reduction measures, including personnel cutbacks, management anticipates that expenses in this area will continue to run above historical levels for the foreseeable future.

Research and development expenses, as a percentage of revenues, were approximately 10% in the second quarter of 1997 versus approximately 8% in the second quarter of 1996. For the first six months of fiscal 1997, such expenses accounted for approximately 16% of total revenues as compared to approximately 9% during the comparable period of 1996. Expense levels increased in actual dollar terms to $232,646 during the second quarter of 1997 from $170,832 in 1996. During the first six months of fiscal 1997, expense levels also increased in actual dollar terms to $497,427 versus $367,848 in 1996. The Company anticipates that it will incur increased expense levels in the near-term as it dedicates more resources to the research and development of telemedicine/managed care applications, while continuing to incur expenses with respect to its current products. In this regard, the Company intends to continue research and development efforts on product enhancements and reducing cost configurations for its current products, particularly as they impact telemedicine/managed care applications.

Other expense was $13,557 during the second quarter of fiscal 1997 versus other income of $35,440 during the same period of 1996. Other expense during the first six months of fiscal 1997 was $27,279 as compared to $68,441 during the comparable period of 1996. The primary contributing factor to these changes was a decrease in interest expense during 1997 versus 1996 associated with an existing credit line, including a reduction in borrowings against said credit line and in particular conjunction with interest expense recognized during the 1996 second quarter and first six months in connection with a put right under a warrant previously issued to the Company's Bank, which right was foregone in lieu of the Bank exercising its alternative stock appreciation right available under said warrant in May 1996. The parties have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right, but have not as yet agreed to the definitive terms thereof.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $949,651 and $767,006 in the first six months of fiscal 1997 and 1996, respectively. The cash used by operations in 1997 resulted primarily from the net loss during the period and the decrease in accounts receivable associated with significantly reduced revenue levels during the period, which amount was partially offset by increases in customer deposits from orders generated at the AAO meeting and other current liabilities, excluding borrowings under the Credit Agreement. The cash used by operations in the first six months of fiscal 1996 resulted primarily from the net loss during the period and increases in accounts receivable and inventory, and, to a lesser extent, decreases in accounts payable and accrued liabilities.

Cash used in investing activities was $99,699 during the first six months of 1997 as compared to $61,967 during the same period for 1996. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments regarding capital expenditures. The Company, however, will continue to upgrade its existing management information systems, which may result in increased near-term capital expenditures. In addition, the Company anticipates certain capital expenditures to support efforts to expand its technology to telemedicine/managed care applications. The Company anticipates that related expenditures, if any, will be financed from one or more of the following sources: (i) working capital; (ii) borrowings under an existing credit agreement, if available; or (iii) debt, equity or other financing arrangements, if any, available to the Company.

The Company generated cash of $333,194 from financing activities during the first six months of fiscal 1997 as compared to $1,121,407 during the same period of fiscal 1996. The cash generated from financing activities during the 1997 period was principally the net proceeds from the exercise of warrants issued pursuant to a private placement of the Company's common stock in November 1995, and, to a lesser extent, net proceeds from the exercise of stock options issued to employees, which amounts were partially offset by repayments of borrowings under the Credit Agreement. The sources of cash from financing activities during the 1996 period were principally the net proceeds from the private placement of the Company's common stock in November 1995, and, to a lesser extent, borrowings under the Credit Agreement. Principal repayments on notes payable was negligible in both 1997 and 1996.

As indicated above, the Company intends to allocate significant resources to the development and marketing of telemedicine/managed care products and services. During this development period, the Company anticipates that it could experience a decrease in revenues and an increase in operating losses as a result of incurring additional expenses in connection with activities relating to the development and marketing of telemedicine/ managed care products and services. Accordingly, the Company anticipates that it could continue to experience negative cash flow from operations in the near-term. In addition, as indicated in Note 5 of the Notes to Condensed Financial Statements, the Company is currently negotiating with the Bank to extend the Credit Agreement which expired in March 1997. While the Company has negotiated previous such extensions with the Bank, there can be no assurance that it will be able to negotiate further extensions. The potential impact of not negotiating an extension from the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement, which amount was $281,000 as of February 28, 1997. As indicated in Note 3 of the Notes to Condensed Financial Statements, the Company was not in compliance with certain of the restrictive covenants for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance. While the Bank has favorably responded to all previous such requests, and since the Bank has recently extended additional credit under the Credit Agreement, and the Company believes the Bank will respond favorably to its current request for a waiver, there can be no assurance that said waiver will be granted. The potential impact of not receiving a waiver from the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement, which amount was $281,000 as of February 28, 1997. As also indicated above, although the Company and the Bank have agreed in principal to revise the form of consideration and timing of payment under the alternative stock appreciation right and the Company believes that it will be able to enter into a final agreement with the Bank with regard to such matters, there can be no assurance that it will be able to do so, in which case the entire amount of the obligation, which amount at February 28, 1997, including accrued interest thereon, was approximately $240,000, would be due.

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

                      PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

In November 1996, the expiration date for the unexercised A Warrants issued pursuant to the Private Placement of the Company's Common Stock effective November 21, 1995, was extended from November 21, 1996 to February 19, 1997.

In February 1997, said expiration date was extended from February 19, 1997 to March 5, 1997.

During the quarter, the Company issued 10,000 shares of its Common Stock in consideration of $30,000 from the exercise of stock options granted under the Company's 1992 Nonstatutory Stock Option Plan. The Common Stock issued upon the exercise of the options were issued pursuant to an exemption under rule 701 promulgated under the Securities Act of 1933 (the "Securities Act"). There were no underwriting discounts or commissions paid in connection with such issuance.

Also during the quarter, 210,526 shares of the Company's Common Stock were purchased by Dr. Blumenkranz, a director of the Company, upon the exercise of certain Series A Warrants for a total consideration of $263,158. The shares were purchased pursuant to an exemption under
Section 4(2) of the Securities Act as a sale of a security not involving a public offering. In connection with the issuance of the shares, JB Oxford & Company will receive underwriting and discount commissions in an amount equal to $26,316. (See Note 4 of the Notes to Condensed Financial Statements.)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
As indicated in Note 3 of the Notes to Condensed Financial Statements, and addressed further in the Liquidity and Capital Resources discussion of Item 2 of Part I of this report, the Company was not in compliance with certain of the restrictive covenants of a Credit Facility with its Bank for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
The Company's Annual Meeting of Shareholders was held on January 29, 1997. Matters voted upon at the meeting, and the number of votes cast for and against each such matter, are described below:

     1.   Election of directors:

          Mark S. Blumenkranz, M.D. (2,632,213  shares in favor;
          and 10,089  shares withheld);

          Robert  I.  Schnuer  (2,631,847  shares  in   favor;
          and  10,455  shares withheld);

          Steven  R.  Verdooner  (2,632,013  shares  in favor;
          and  10,289  shares withheld); and

          Lawrence A. Yannuzzi, M.D. (2,632,180 shares in favor; and 10,122 shares withheld).

     2. A proposal to ratify the appointment of Ernst & Young LLP as the Company's auditors for the 1997 fiscal year (2,628,771 shares in favor; 4,998 shares against; and 8,533 shares abstaining).

     At the initial meeting of the recently elected Board held in February 1997, Mark S. Blumenkranz, M.D. was elected to serve as Chairman.

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


Dated:  April 14, 1997

                               INDEX TO EXHIBITS

Exhibit                                                              Footnote
NUMBER               DESCRIPTION OF EXHIBIT                          REFERENCE

3.1       Articles of Incorporation of the Registrant, as amended.       *

3.2       Amended Bylaws of the Registrant.                              *

4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation, as amended, and the amended Bylaws of the Registrant defining the rights of holders of Common Stock
          of the Registrant.                                             *

4.2       Specimen of Stock Certificate.                                 *

10.1      Lease Agreement, dated as of July 10, 1987, between the
          Registrant (as tenant) and Transamerica/Emkay Income
          Properties I, as amended on July 23, 1990 and June 11, 1991.   *

10.1(a)   Seventh Amendment to lease effective as of July 18, 1996.     (7)

10.2      Employment Agreement, dated March 27, 1992, between the
          Registrant and Dennis J. Makes.                                *

10.2(a)   Amendment dated June 30, 1993 to the Employment Agreement
          between the Registrant and Dennis J. Makes dated
          March 27, 1992.                                               (1)

10.3      Confidentiality Agreement, dated March 27, 1992 between the
          Registrant and Dennis J. Makes.                                *

10.4      Confidentiality Agreement, dated March 27, 1992 between the
          Registrant and Steven R. Verdooner.                            *

10.5      Confidentiality Agreement, dated March 27, 1992 between the
          Registrant and Richard Wullaert.                               *

10.6      Consulting Agreement, dated January 23, 1992, between the
          Registrant and G. Peter Halberg, M.D.                          *

10.7      Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to the Registrant by Steven R. Verdooner, Patricia C. Meade, and Dennis J. Makes (as recorded on Reel 5490, Frame
          423 in the Assignment Branch of the U.S. Patent and Trademark
          Office).                                                       *

10.8 Form of International Distribution Agreement used by the Registrant and sample form of End User Software License
          Agreement.                                                     *

10.9      Original Equipment Manufacturer Agreement, dated April 1,
          1991, between the Registrant and SONY Medical Electronics, a
          division of SONY Corporation of America.                       *

10.10     Original Equipment Manufacturer/Value Added Reseller
          Agreement, dated May 7, 1991, between the Registrant and
          Eastman Kodak Company.                                         *

10.11     The Registrant's 1992 Nonstatutory Stock Option Plan and
          sample form of Nonstatutory Stock Option Agreement.            *

10.12 Common Stock and Warrant Purchase Agreement ("Stock Purchase Agreement"), dated as of February 8, 1992, among the
          Registrant, Jonnie R. Williams, Kathleen M. O'Donnell, as Trustee of Irrevocable Trust No. 6, FBO F.E. O'Donnell, Jr.,
          M.D., Steven R. Verdooner and Dennis J. Makes.                 *

10.12(a) Amendment No. 1 to Stock Purchase Agreement, dated March 25, 1992, among the Registrant, Jonnie R. Williams, individually, Jonnie R. Williams, as Trustee of Irrevocable Trust No. 1, Rambert Simmons, and Kathleen M. O'Donnell, as Trustee of
          Irrevocable Trust No. 6, FBO F.E. O'Donnell, Jr., M.D.         *

10.13     Cross-Indemnification Agreement, dated February 14, 1991,
          among Dennis Makes, Steven Verdooner, and Richard Wullaert.    *

10.14     Key Man Life Insurance Policies in the amount of $1,000,000 for each of Dennis J. Makes and Steven R. Verdooner, with the
          Registrant as the named beneficiary.                           *

10.15 Warrant dated February 12, 1993 issued by the Registrant to Steven R. Verdooner to purchase 50,000 shares of Common
          Stock.                                                        (1)

10.16     Stock Option Plan.                                            (1)

10.17 Promissory Note dated January 4, 1993 from the Registrant to Western Financial Savings Bank in the amount of $25,209.83
          due in full by January 4, 1998.                               (1)

10.18     Rental Agreement dated May 1, 1994 by and between the
          Registrant and Robert J. Rossetti.                            (2)

10.19     Security and Loan Agreement (with Credit Terms and
          Conditions) dated April 12, 1995 by and between the
          Registrant and Imperial Bank.                                 (3)

10.19(a)  General Security Agreement dated April 12, 1995 by and
          between the Registrant and Imperial Bank.                     (3)

10.19(b)  Warrant dated November 1, 1995 issued by the Registrant to
          Imperial Bank to purchase 67,500 shares of Common Stock.      (4)

10.19(c)  Amended Loan and Security Agreement (with Credit Terms and
          Conditions) dated November 1, 1995.                           (4)

10.19(d)  Registration Rights Agreement dated November 1, 1995 between
          the Registrant and Imperial Bank.                             (4)

10.19(e)  Amended Loan and Security Agreement (with Credit Terms and
          Conditions) dated April 4, 1996).                             (6)

10.19(f)  Amended Loan and Security Agreement (with Credit Terms and
          Conditions) dated July 12, 1996).                             (7)

10.19(g)  Amended Loan and Security Agreement (with Credit Terms and
          Conditions) dated November 21, 1996).                         (7)

10.20     Purchase Agreements dated November 21, 1995 between the
          Registrant, JB Oxford & Company and certain Investors.        (4)

10.20(a)  Warrant Agreement dated November 21, 1995 between the
          Registrant, JB Oxford & Company and certain Investors.        (4)

10.20(b)  First Amendment Warrant Agreement dated November 21, 1996 between the Registrant, JB Oxford & Company and certain
          Holders.                                                      (7)

10.20(c)  Registration Rights Agreement dated November 21, 1995 between the Registrant, JB Oxford & Company and certain
          Investors.                                                    (4)

10.21     Employment Agreement dated November 20, 1995 between the
          Registrant and Steven R. Verdooner.                           (4)

10.22     Employment Agreement dated November 20, 1995 between the
          Registrant and R. Michael Clark.                              (4)

10.25     The Registrant's 1995 Nonstatutory Stock Option Plan and
          sample form of Nonstatutory Stock Option Agreement.           (5)


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