Form 10QSB
period 1997-05-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1997-07-15
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

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

     Yes   XX       No

As of June 30, 1997, 3,732,999 shares of common stock, at no par value, were outstanding.

                    PART I     FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                          Ophthalmic Imaging Systems
                            Condensed Balance Sheet
                                 May 31, 1997
                                  (Unaudited)


Assets
Current assets:
   Cash and equivalents                                           $    170,145
   Accounts receivable, net                                          1,971,638
   Inventories, net                                                  1,340,847
   Prepaid expenses and other current assets                           131,753
                                                                  ------------
Total current assets                                                 3,614,383

Furniture and equipment, net of accumulated
   depreciation and amortization of $737,725                           410,273

Other assets                                                            68,087
                                                                  ------------
                                                                  $  4,092,743
                                                                  ============

Liabilities and Stockholders' Equity
Current liabilities:
    Borrowings under line of credit                               $    500,000
    Accounts payable                                                   597,481
    Accrued liabilities                                                891,723
    Accrued warrant appreciation right                                 245,857
    Deferred extended warranty revenue                                 101,067
    Customer deposits                                                   21,386
    Current portion of notes payable                                     3,733
                                                                  ------------
Total current liabilities                                            2,361,247

Notes payable, less current portion                                         --

Commitments

Stockholders' equity:
   Preferred stock, no par value, 20,000,000 shares
      authorized; none issued or outstanding                                --
   Common stock, no par value, 20,000,000 shares
      authorized; 3,732,999 issued and outstanding                   9,581,542
   Accumulated deficit                                              (7,850,046)
                                                                   -----------
Total stockholders' equity                                           1,731,496
                                                                   -----------
                                                                   $ 4,092,743
                                                                   ===========
See accompanying notes.

                          Ophthalmic Imaging Systems
                      Condensed Statements of Operations
                                  (Unaudited)


                                       Three months ended May 31,          Nine months ended May 31,

                                      1997                   1996           1997               1996

Net revenues                     $ 1,975,085            $ 1,808,632      $ 5,144,738       $ 5,888,311

Cost of sales                      1,195,359              1,190,646        3,179,099         3,913,858
                                 -----------------------------------     ------------------------------
Gross Profit                         779,726                617,986        1,965,639         1,974,453

Operating expenses:
  Sales and marketing                371,878                403,742        1,194,726         1,257,492
  General and administrative         132,176                179,490          664,852           542,351
  Research and development           256,808                217,899          754,234           585,747
                                 ------------------------------------    ------------------------------
    Total operating expenses         760,862                801,131        2,613,812         2,385,590
                                 ------------------------------------    ------------------------------
Income (loss) from operations         18,864               (183,145)        (648,173)         (411,137)

Other expense, net                   (15,196)              (166,321)         (42,475)         (234,762)
                                 ------------------------------------     -----------------------------
Net income (loss)                $     3,668            $  (349,466)      $ (690,648)      $  (645,899)
                                 ====================================     =============================
Shares used in the calculation
of net income (loss) per share     4,692,333              2,243,533         3,729,433        1,836,953
                                 ====================================     =============================
Net income (loss) per share      $      0.00            $     (0.16)      $     (0.19)           (0.35)
                                 ====================================     =============================



See accompanying notes.


                          Ophthalmic Imaging Systems
                      Condensed Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                  (Unaudited)

                                                   Nine months ended May 31,

                                                   1997                1996

Operating activities:

Net loss                                         $  (690,648)      $  (645,899)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                    103,964            74,327
    Net increase in current assets
      other than cash and equivalents               (726,751)         (613,160)
    Net (decrease) increase in current
      liabilities other than short-term
      borrowings                                     (19,846)          397,686
                                                 ------------------------------
Net cash used in operating activities             (1,333,281)         (787,046)

Investing activities:

Purchases of furniture and equipment                (152,526)         (102,257)
Net decrease (increase) in other assets               18,032            (2,152)
                                                 ------------------------------
Net cash used in investing activities               (134,494)         (104,409)

Financing activities:

Principal payments on notes payable                   (4,751)           (5,295)
Net (repayments of) proceeds from line-of-credit
   borrowings                                        (50,000)          150,000
Net proceeds from sale of common stock               641,346         2,269,261
                                                 ------------------------------
Net cash (used) provided by financing activities     586,595         2,413,966
                                                 ------------------------------
Net increase (decrease) in cash and equivalents     (881,180)        1,522,511

Cash and equivalents at beginning of period        1,051,325           317,205
                                                 ------------------------------
Cash and equivalents at end of period            $   170,145       $ 1,839,716
                                                 ==============================


See accompanying notes.


                       Ophthalmic Imaging Systems

                 Notes to Condensed Financial Statements

        Three and Nine Month Periods ended May 31, 1997 and 1996

                               (Unaudited)


Note 1.  Basis of Presentation

The  accompanying unaudited condensed balance sheet as of May 31, 1997, condensed  statements of operations for the three and nine month periods ended  May  31,  1997  and  1996  and the condensed statements of cash flows for the nine month periods ended May 31, 1997  and  1996  have been prepared in accordance with  generally accepted accounting  principles for interim financial information and with the instructions to Form 10-QSB and Item
310(b) of Regulation  S-B.   Accordingly,  they  do not include all of  the
information  and  footnote  disclosures  required   by  generally accepted
accounting principles for complete financial statements.  It is suggested that these condensed financial statements be read in  conjunction with the audited financial statements  and  notes thereto included in the registrant's
(the  Company's) Annual Report for the Fiscal Year Ended August 31, 199
on Form 10-KSB.  In the opinion of management, the accompanying condensed financial statements  include all adjustments, consisting only of normal recurring adjustments,  necessary  for a fair presentation of the Company's financial position and results of operations for the periods presented.  The results of operations  for the period ended  May  31,  1997  are  not necessarily  indicative  of  the operating results for the full year.

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


Note 3.  Line of Credit

In  April  1995,  the  Company  entered  into a revolving line of credit agreement  (the  "Credit Agreement")  with  a  bank  (the "Bank").  The maximum amount  available  under  the  terms of the Credit Agreement is
$750,000  and  is  based  upon  eligible outstanding accounts receivable
balances.   Borrowings under the Credit Agreement bear interest at the Bank's prime  lending  rate plus  two  and  one-half percent and are secured by virtually all assets of the Company (11% as of May 31, 1997).

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


Note 3.  Line of Credit (continued)

In May 1996, the Bank exercised an alternative stock appreciation right
available  under  the  warrant.   In conjunction with said exercise,  the
Company accrued a liability  of  approximately $220,000 as  of May 31,
1996, said amount being the entire amount of the obligation  under  the warrant.  The Company recognized additional interest expense of approximately
$151,000  during the quarter ended May 31, 1996 in connection with said exercise.  The Company  had previously accrued as interest expense approximately
$69,000 in  connection  with a put right under the warrant, which right is foregone in lieu  of the Bank exercising its alternative stock appreciation right.  The  parties  have agreed in principal to revise the form of consideration and timing  of  payment under the  alternative  stock appreciation right, but have not  as  yet agreed to the definitive terms thereof.

In November 1996, the  Company  and  the  Bank  again amended the Credit
Agreement. Then amendments included, among other things, extending the maturity date to March 1997, subject to the occurrence of certain equity transactions, and limiting the amount of the net loss the Company may incur in the first and second quarter of fiscal 1997.

As of May 31, 1997, borrowings in the amount of $500,000 were outstanding against the Credit Agreement. The Company was not in compliance with certain of the restrictive covenants for the quarter ending November 30, 1996 and the Company has requested from the Bank a waiver with respect to such non-compliance. The potential impact of not receiving a waiver from the Bank is that the Bank could demand payment of the balance owing against the Credit
Agreement,  which  amount  was $500,000 as of the date of this report.

Note 4.  Private Placement

On November 21, 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. With respect to each share of Common Stock purchased pursuant to the private placement, each purchaser received an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices are $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants are subject to adjustment upon the occurrence of certain events. The A Warrants which were not previously exercised expired on March 5, 1997, as amended, and the B Warrants will expire on November 21, 1997.



Note 4.  Private Placement (continued)

In addition, the B Warrants are subject to redemption by the Company at $.10 per warrant commencing May 21, 1997 (the "Redemption Date") if the
Company's common stock price exceeds $2.50 for the twenty trading days immediately preceding the corresponding Redemption Date.

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

During the quarter ended February 28, 1997, the Company received net proceeds of approximately $495,000 for the exercise of certain of the A and B
Warrants, the certificates for which shares have not been issued but which shares have been shown as outstanding as of May 31, 1997 in the accompanying
Balance Sheet.

Note 5.  Subsequent Events

The  Credit  Agreement discussed in Note 3 above expired in March 1997.  In
June 1997, the Bank extended the maturity date of the Credit Agreement to July 1997 and the Company is currently negotiating with the Bank to further extend said Credit Agreement. The potential impact of not negotiating an extension with the Bank is that the Bank could demand payment of the balance owing against the Credit Agreement, which amount was $500,000 as of the date of this report.

In conjunction with said extension in June 1997, the Bank also granted to the Company waivers of the Company's non-compliance with certain of the restrictive covenants for the quarter ending November 30, 1996 as well as the non-occurrence of certain required equity transactions pursuant to the November 1996.


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

The Company continues to believe that as the U.S. healthcare system moves toward managed care, the needs of the managed care providers are changing the nature and demand for medical imaging equipment and services. New opportunities in telemedicine are emerging that may allow managed care organizations to reduce costs while maintaining their quality of patient care. The Company plans to leverage its digital imaging technology and established customer base to develop product features and services targeting telemedicine/managed care applications for the ocular health care industry.

Since its inception, the Company's  products have addressed primarily the needs of the ophthalmic flourescein angiography market, and more recently the  indocyanine green ("ICG") market.  The  Company  believes  that  the overall  angiography market remains limited, however, and that sustaining growth in  its  traditional  angiography  equipment  business will become increasingly difficult.  In recognition of this, the Company is expanding its  product  capabilities  to address the emerging telemedicine  market,
including remote consultation.   The Company will continue to support its
entire line of digital angiography  products, focusing its future efforts on developing product enhancements and  pursuing  viable opportunities in this  market,  particularly  as they relate to telemedicine/managed  care applications.

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


During fiscal 1996, the Company also secured  an  agreement  to conduct a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening.  This pilot program is
currently  targeted for completion at the end of calendar 1997.   At  the
conclusion of  the  pilot program, if successful, the Company anticipates entering into negotiations with the provider, and others, for contracting
the Reading Center services.   The  Company currently has several initial
commitments to purchase its Reading and  Documentation  Center  services.
There  can be no assurance, however, that the pilot program will prove  a success  or  that  these  negotiations  or  commitments  will  result  in contracts for these services.

During  the  1996  fall meeting of the American Academy of Ophthalmology,
the   Company  introduced   a   lower-priced   digital   imaging   system
incorporating   telemedicine   features   and   targeting   the   general
ophthalmology  market.   The  majority  of orders received in conjunction
with  this  introduction  were  delivered during  the  second  and  third quarters of fiscal 1997.

The Company continues to assess potential market opportunities in anticipation of results from clinical validation studies of its Glaucoma-
Scope<reg-trade-mark> product, an instrument specifically designed for the early diagnosis of glaucoma, a commonly occurring eye disease regularly screened for by eye care practitioners.

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


RESULTS OF OPERATIONS

The Company generated net income of $3,668, or essentially breakeven per share for the third quarter of fiscal 1997 as compared to a net loss of $349,466, or $.16 per share, for the third quarter of fiscal 1996. For the first nine months of fiscal 1997, the Company incurred a net loss of $690,648, or $.19 per share, as compared to a net loss of $645,899, or $.35 for the comparable period of fiscal 1996.

The  Company's revenues  for  the  third  quarter  of  fiscal  1997  were
$1,975,085, representing an increase of approximately 9% from revenues of
$1,808,632  for the third quarter of fiscal 1996.  Revenues for the first nine months of  fiscal  1997  were  $5,144,738  versus $5,888,311 for the
comparable  period  of  1996.   The 1997 third quarter  revenues  include
revenues from the Company's initial  deliveries  of  lower-priced higher-
margin digital imaging systems incorporating telemedicine features, which systems were introduced at the 1996 fall meeting of the  American Academy
of  Ophthalmology.   A  primary  factor contributing to the reduced  1997
nine-month revenue level was the reallocation  of the Company's resources to  address  emerging  opportunities  in  the  telemedicine/managed  care
market.   In addition, the 1996 nine-month revenue  levels  were  largely attributable to strong sales of the Company's digital angiography systems incorporating  ICG  and  Windows<trademark>  features introduced over the previous two years.  The Company will continue  to  allocate resources to address the telemedicine/managed care market.  Based  on  its  backlog of current  orders,  the Company does not anticipate maintaining revenue  or profitability levels  attained  during  the  1997  third  quarter and, in comparison to previous years, the Company may experience reduced  revenue levels from sales of its digital imaging equipment products in the  near-
term.

Contributions  to  revenues  from sales of Glaucoma-Scope<reg-trade-mark>
units have been negligible and management does not anticipate significant
near-term  sales  improvement  for   the  Glaucoma-Scope<reg-trade-mark>,
recognizing that longer-term sales growth  remains  dependent upon market acceptance  of  the  system  and  resolution  of  healthcare  reform  and reimbursement issues.


Gross margins were approximately 39% during the third  quarter  ended May
31,  1997  versus  approximately  34% for the comparable quarter of 1996.
For the nine-month period ended May 31, 1997, gross margins were approximately 38% as compared to approximately 34% during the comparable period of 1996. The increase in gross margin percentage for the nine-month period is attributable primarily to reduced direct material costs associated with delivered systems, principally the sales of the lower-priced higher-margin digital imaging systems delivered during the 1997 second and third quarters. The increased gross margin percentage during the 1997 third quarter also reflects the impact of reduced fixed manufacturing and support costs during 1997 compared to the comparable quarter of 1996. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management anticipates that near-term margin improvement, if any, would result principally from reduced material costs associated with current deliverable system configurations, outsourcing certain manufacturing and assembly operations and related fixed cost reduction measures implemented during the recently completed third quarter of 1997, including personnel cutbacks, economies of scale from increased unit production, and other manufacturing efficiencies.

Sales and marketing and general and administrative expenses accounted for approximately 26% of total  revenues  during  the third quarter of fiscal
1997 compared to approximately 32% for the third  quarter of fiscal 1996.
For  the  first  nine  months  of  fiscal  1997 and 1996,  such  expenses
accounted  for approximately 36% and 31%, respectively.   Expense  levels
decreased to  $504,054  during  the third quarter of 1997 versus $583,232 during the third quarter of 1996,  primarily  due to the impact of a non-
recurring  downward  revision  of  amounts  owed  under  certain  of  the
Company's accounts payable during the 1997 third quarter.   For the first
nine  months  of  1997,  expense  levels  increased  to  $1,859,578  from
$1,799,843  during  the  comparable  period of 1996.  The primary factors
contributing  to  this  increase  were  costs   associated   with  hiring
additional  support  personnel,  and  related  costs associated with  the
telemedicine/managed care start-up marketing efforts.   While the Company
has  implemented  during  the third fiscal quarter of 1997 certain  fixed
cost  reduction  measures,  including   personnel   cutbacks,  management
anticipates  that  expenses  in  this  area will continue  to  run  above historical levels for the foreseeable future,  in  particular conjunction with the hiring of additional senior management level  personnel targeted for the fourth quarter of fiscal 1997.


Research and development expenses, as a percentage of revenues, were approximately 13% in the third quarter of 1997 versus approximately 12% in the third quarter of 1996. For the first nine months of fiscal 1997, such expenses accounted for approximately 15% of total revenues as compared to approximately 10% during the comparable period of 1996.
Expense levels increased in actual dollar terms to $256,808 during the third quarter of 1997 from $217,899 in 1996. During the first nine months of fiscal 1997, expense levels also increased in actual dollar terms to $754,234 versus $585,747 in 1996. The Company anticipates that it will incur increased expense levels in the near-term as it dedicates more resources to the research and development of telemedicine/managed care applications, while continuing to incur expenses with respect to its current products. In this regard, the Company intends to continue research and development efforts on product enhancements and reducing cost configurations for its current products, particularly as they impact telemedicine/managed care applications.

Other expense was $15,196 during the second quarter of fiscal 1997 versus
$166,321 during the same period of 1996.   Other expense during the first
nine months of fiscal 1997 was $42,475 as compared to $234,762 during the comparable  period  of  1996. The primary contributing  factor  to  these changes was a significant decrease in interest expense during 1997 versus
1996 associated with an existing  credit  line, in particular conjunction with  an  alternative  stock appreciation right  pursuant  to  a  warrant previously issued to the  Company's Bank. In May 1996, the Bank exercised an alternative stock appreciation  right available under the warrant.  In
conjunction  with  said  exercise,  the   Company  recognized  additional
interest expense of approximately $151,000  during  the quarter ended May
31,  1996.  The  Company  had previously recognized interest  expense  of approximately $69,000 in connection  with  a put right under the warrant, which right is foregone in lieu of the Bank  exercising  its  alternative stock appreciation right.  During the 1996 nine-month period, the Company recognized as interest expense approximately $208,000 in connection  with both  the  put  right  and the alternative stock appreciation right.  The parties have agreed in principal  to revise the form of consideration and timing of payment under the alternative  stock  appreciation  right,  but have not as yet agreed to the definitive terms thereof.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $1,333,281 and $787,046 in the first nine months of fiscal 1997 and 1996, respectively. The cash used by operations in 1997 resulted primarily from the net loss during the period and the increase in accounts receivable associated with timing of product deliveries toward the end of the period, which amount was partially offset by a reduction in inventory levels during the period.
The cash used by operations in the first nine months of fiscal 1996 resulted primarily from the net loss during the period and increases in accounts receivable and inventory, which amounts were partially offset by increases in accounts payable and other current liabilities, excluding borrowings under the Credit Agreement.


Cash used in investing  activities  was  $134,494  during  the first nine months of 1997 as compared to $104,409 during the same period  for  1996.
The Company's primary investing activities consist of equipment and other
capital  asset  acquisitions.   The  Company  does not currently have any
pending  material  commitments  regarding  capital   expenditures.    The
Company,  however,  will  continue  to  upgrade  its  existing management information  systems,  which  may  result in increased near-term  capital
expenditures.   In  addition,  the Company  anticipates  certain  capital
expenditures   to  support  efforts   to   expand   its   technology   to
telemedicine/managed  care  applications.   The  Company anticipates that
related expenditures, if any, will be financed from  one  or  more of the
following  sources:   (i)  working  capital;  (ii)  borrowings  under  an
existing  credit agreement, if available; or (iii) debt, equity or  other financing arrangements, if any, available to the Company.

The Company  generated  cash of $586,595 from financing activities during the first nine months of fiscal 1997 as compared to $2,413,966 during the same period of fiscal 1996.  The cash generated from financing activities during the 1997 period was principally the net proceeds from the exercise of warrants issued pursuant  to  a  private  placement  of  the Company's common stock in November 1995, and, to a lesser extent, net proceeds from the  exercise  of  stock options issued to employees, which amounts  were partially offset by  repayments of borrowings under the Credit Agreement.
The sources of cash from financing activities during the 1996 period were principally the net proceeds  from  a  private placement of the Company's common stock in November 1995,  the net  proceeds  from  the  exercise of certain A Warrants issued pursuant to said private placement in  May 1996
and,   to  a  lesser  extent,  borrowings  under  the  Credit  Agreement.
Principal  repayments  on  notes  payable was negligible in both 1997 and
1996.

As indicated above, the Company intends to allocate significant resources to the development and marketing of  telemedicine/managed  care  products
and  services.   During  this development period, the Company anticipates
that it could experience a  decrease  in  revenues  and  an  increase  in operating  losses  as  a  result  of  incurring  additional  expenses  in connection  with  activities relating to the development and marketing of
telemedicine/ managed  care  products  and  services.   Accordingly,  the
Company  anticipates  that  it could continue to experience negative cash flow from operations in the near-term.  In addition, as indicated in Note
5  of  the  Notes  to  Condensed Financial  Statements,  the  Company  is
currently negotiating with  the Bank to extend the Credit Agreement which expired in July 1997.  While  the  Company  has  negotiated previous such extensions with the Bank, there can be no assurance  that it will be able to negotiate further extensions.  The potential impact of not negotiating an extension from the Bank is that the Bank could demand  payment  of the balance owing against the Credit Agreement, which amount was $500,000  as of  May  31, 1997.  As also indicated above, although the Company and the
Bank have  agreed  in  principal  to revise the form of consideration and timing of payment under the alternative  stock appreciation right and the
Company believes that it will be able to enter  into  a  final  agreement with the Bank with regard to such matters, there can be no assurance that it  will  be  able  to  do  so,  in  which  case the entire amount of the obligation,  which  amount  at May 31, 1997, including  accrued  interest thereon, was approximately $246,000, would be due.


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

During the quarter, the Company issued 11,800 shares of its Common Stock in consideration of $35,400 from the exercise of stock options granted under the Company's 1992 Nonstatutory Stock Option Plan. The Common Stock issued upon the exercise of the options were issued pursuant to an exemption under rule 701 promulgated under the Securities Act of 1933 (the "Securities
Act"). There were no underwriting discounts or commissions paid in connection with such issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted.

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


Dated:  July 15, 1997

                            INDEX TO EXHIBITS

Exhibit                                                               Footnote
Number             Description of Exhibit                            Reference

3.1             Articles  of  Incorporation of the Registrant, as        *
                amended.

3.2             Amended Bylaws of the Registrant                          *

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

10.19(a)        General  Security  Agreement dated April 12, 1995        (3)
                by and between the Registrant and Imperial Bank.

10.19(b)        Warrant  dated  November  1,  1995  issued by the        (4)
                Registrant  to  Imperial Bank to purchase  67,500
                shares of Common Stock.

10.19(c)        Amended  Loan and Security Agreement (with Credit        (4)
                Terms and Conditions) dated November 1, 1995.

10.19(d)        Registration  Rights  Agreement dated November 1,        (4)
                1995 between the Registrant and Imperial Bank.

10.19(e)        Amended  Loan and Security Agreement (with Credit        (6)
                Terms and Conditions) dated April 4, 1996.

10.19(f)        Amended  Loan and Security Agreement (with Credit        (7)
                Terms and Conditions) dated July 12, 1996.

10.19(g)        Amended  Loan and Security Agreement (with Credit        (7)
                Terms and Conditions) dated November 21, 1996.

10.19(h)        Amended  Loan and Security Agreement (with Credit
                Terms and Conditions) dated June 3, 1997.

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

(1)   Incorporated by  reference  to the Registrant's Annual Report on Form 10-
      KSB for the fiscal year ended August 31, 1993 filed on November 26, 1993.

(2)   Incorporated by reference to  the  Registrant's Annual Report on Form 10-
      KSB for the fiscal year ended August 31, 1994 filed on November 29, 1994.

(3)   Incorporated by reference to the Registrant's  Quarterly  Report  on Form
      10-QSB for the quarterly period ended May 31, 1995 filed on July 14, 1995.

(4)   Incorporated  by reference to the Registrant's Annual Report on Form  10-
      KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.

(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.

(6)   Incorporated by reference to  the  Registrant's  Quarterly Report on Form
      10-QSB for the quarterly period ended May 31, 1996 filed on July 15, 1996.

(7)   Incorporated by reference to the Registrant's Annual  Report  on Form 10-
      KSB for the fiscal year ended August 31, 1996 filed on November 29, 1996.

