Form 10KSB
period 1997-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1997-12-01
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     AND EXCHANGE ACT OF 1934
            For the fiscal year ended August 31, 1997
                                OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        Commission File Number 1-11140

                       OPHTHALMIC IMAGING SYSTEMS
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

         CALIFORNIA                                    94-3035367
                                                    (I.R.S. Employer
(State or Other Jurisdiction of Incorporation     Identification No.)
        or Organization)

     221 LATHROP WAY, SUITE I                            95815
     SACRAMENTO, CALIFORNIA                            (Zip Code)
(Address of Principal Executive Offices)

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

CHECK IF NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was $6,625,616.

The aggregate market value of the Common Stock of the issuer held by non-affiliates as of October 31, 1997, was approximately $3,507,989 by reference to the average bid and ask price of the Common Stock as quoted by NASDAQ Small Cap Market on such date. As of October 31, 1997, there were 3,905,428 issued and outstanding shares of issuer's Common Stock.

Traditional Small Business Disclosure Format (check one):  Yes      No XX

                                    PART I


ITEM 1.        DESCRIPTION OF BUSINESS

    GENERAL

    Ophthalmic Imaging Systems (the "Company" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company is engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field.

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

    The Company's objective is to become a leading provider of ophthalmic diagnostic products and services in the ocular health care industry, while maintaining its position as a market leader in digital imaging and telemedicine.

    In this regard, over the past two years, the Company has expended significant resources in developing a Reading and Documentation Center through which it originally intended to provide documentation services of electronically transmitted digital images acquired at remote locations. The Company has recently redefined the scope of the Reading and Documentation Center, however, to support research and development efforts surrounding its existing products. The Reading and Documentation Center is presently being utilized in the validation of diabetic retinopathy screening through electronically transmitted digital images acquired at remote locations. The Company is currently conducting a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening and intends to utilize this validation study to help expand the use of the Company's digital imaging products for such screening.

    The Company also recently has refocused its resources on the marketing and sales of its WinStation digital imaging systems. The Company's products are currently being utilized in a variety of ophthalmic settings for the telemedicine application of remote consultation. The Company is currently focusing its product development efforts on features and enhancements to its existing products targeting various other telemedicine applications. Additionally, in the near-term, the Company intends to utilize its Reading and Documentation Center to develop and assess viable opportunities for the Company's digital imaging products in screening, remote consultation, distance learning and other telemedicine applications.

    The Company continues to assess market opportunities for its Glaucoma-Scope<reg-trade-mark>, but currently does not actively market for the sale of this product.

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

    PRODUCTS

    The Company  currently  offers  two  products  to  the  ophthalmic  market:
WinStation 640 and the WinStation 1024.

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

    OTHER

    The Company also developed the Glaucoma-Scope<reg-trade-mark>, designed for use by ocular health providers that manage patients with glaucoma by providing a means for comparing optic nerve head topography over a number of patient visits. While the Company has sold Glaucoma-Scope<reg-trade-mark> units in the past, it no longer actively markets this product for sale.

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

    Although the Company no longer actively manufactures or markets the Glaucoma-Scope<reg-trade-mark> for sale, it continue to asses potential market opportunities for this product.

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

    The Company has been routinely audited by the Food and Drug Administration and was deemed to conform to Good Manufacturing Practices ("GMP"). The Company has 510(k)'s on file for both the Glaucoma-Scope<reg-trade-mark> and its digital angiography products. See "Government Regulation".

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

    RESEARCH AND DEVELOPMENT

    The Company intends to devote significant resources to the development of telemedicine/managed care applications, the improvement of optics, new fundus camera interfaces for ICG, software development (including the continued enhancement of WinStation), hardware optimization, and the patient/doctor interface. The Company's research and development expenditures in the periods ended August 31, 1997 and 1996, were $1,070,192 and $846,034, respectively.

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

    The Company has registered its manufacturing facility with both the FDA and the California authorities as a medical device manufacturer and operates such facility under FDA and California requirements concerning Quality System Requirements ("QSR"), and formerly GMP. As a medical device manufacturer, the Company is required to continuously maintain its QSR compliance status and to demonstrate such compliance during periodic FDA or California inspections. If the facilities do not meet applicable QSR regulatory requirements, the Company may be required to implement changes necessary to comply with such regulations.

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

    INSURANCE

    The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of August 31, 1997, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

    EMPLOYEES

    As of August 31, 1997, the Company had 33 employees, of which 28 were full time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the area of research and development, software development, regulatory affairs, and product services. These consultants periodically engage contract engineers as independent consultants for specific projects. The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.


ITEM 2.        DESCRIPTION OF PROPERTY

    FACILITIES

    The Company leases, under a triple net lease, approximately 13,875 square feet of office, manufacturing, and warehouse space in Sacramento, California under a lease which terminates June 30, 1998. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays monthly lease payments, with respect to these properties, in the aggregate of approximately $10,200.

    The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.


ITEM 3.        LEGAL PROCEEDINGS

    On September 6, 1996, an action was filed in Superior Court in the County of Sacramento, California against the Company by a former employee alleging that such employee was wrongfully terminated by the Company in retaliation for filing a grievance against a co-employee for harassment and creation of a hostile work environment. The suit, which is still pending, seeks, among other things, lost wages, $150,000 in compensatory damages, and punitive damages. The Company believes that this action is without merit and intends to defend this action vigorously.

    There is no other material litigation or other legal proceedings presently pending or threatened (to the knowledge of management of the Company) to which the Company (or any of its directors or officers in their capacity as such) is, or may be a party, or to which property of the Company is, or may be, subject.

    On or about August 17, 1997, the Company was advised that JB Oxford & Company ("JBO"), one of several market makers in the Company's common shares which trade over the counter on the NASDAQ Small-Cap Market, was being investigated by the Securities and Exchange Commission ("SEC"). In connection with this investigation, the Company, and Mr. Verdooner, in his capacity as Chief Executive Officer of the Company, were served by the SEC with a subpoena on or about August 18, 1997. These subpoenas require the submission to the SEC of various documents, predominantly relating to JBO.

    The Company has cooperated with the SEC investigation and is making every effort to produce the documents requested. The Company does not believe, nor has it any reason to believe, it is a subject of the SEC inquiries.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of the Company's securities holders during the fourth quarter of its fiscal year ended August 31, 1997 covered by this Annual Report on Form 10-KSB.


                                  PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Common Stock of the Company, no par value, is traded over-the-counter on the NASDAQ Small-Cap Market under the symbol "OISI" and on the Boston Stock Exchange under the symbol "OIS."

    The table below sets forth the high ask and low bid prices for the Company's Common Stock for each quarter of fiscal year 1996 and 1997, respectively. The source of the following information was NASDAQ. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-downs or commissions and may not necessarily represent actual transactions.

                                     FISCAL YEAR 1996       FISCAL YEAR 1997
                                                         C>
                                HIGH   LOW               HIGH     LOW
                                ASK    BID    DIVIDEND   ASK      BID      DIVIDEND

QUARTER 1                       3-3/4  1-1/2    --       5-3/4    3-1/4    --
QUARTER 2                        4     1-9/16   --       5-3/16     3      --
QUARTER 3                       7-3/8    3      --       3-7/8    1-7/8    --
QUARTER 4                       5-3/4  3-1/8    --       2-1/4    1/2      --


   On October 31, 1997 the closing price for the Company's Common Stock as reported by Nasdaq was $1.00 per share and there were approximately 168 shareholders of record.

   Under the NASDAQ rules, one prerequisite to continued listing on NASDAQ, is maintenance by a company of a minimum closing bid price of $1.00 per share. If a company's closing bid price per share is below $1.00 per share for ten (10) consecutive trading days, the company may be subject to having its shares delisted from NASDAQ.

   In September 1997, the Company's closing bid price per share fell below $1.00 per share for ten (10) consecutive trading days. Accordingly, the Company received a letter from NASDAQ which indicated that although the Company's closing bid price per share did not meet the minimum $1.00 requirement, NASDAQ was not going to commence any delisting action at that time. Instead, NASDAQ stated that the Company would be in compliance with its minimum listing price rules, if at any time during the next 90 calendar days from September 23, 1997, the closing bid price per share of the Company's common stock is at least $1.00 for ten consecutive trading days ("Minimum Closing Price Requirement").

   Although the bid price of the Company's shares has closed at or above $1.00 per share since September 23, 1997, as of the date hereof the Company has not met the Minimum Closing Price Requirement and there can be no assurance that the Company will meet said requirement or that the Company may not become subject to delisting from the NASDAQ Small-Cap Market in the future.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   THE STATEMENTS BELOW INCLUDE STATEMENTS THAT ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21A OF THE SECURITIES ACT OF 1933, AS AMENDED, IN SECTION 21E OF THE SECURITIES ACT OF 1934, AS AMENDED, AND IS SUBJECT TO THE SAFE HARBOR CREATED THEREBY. FUTURE OPERATING RESULTS MAY BE ADVERSELY EFFECTED AS A RESULT OF A NUMBER OF FACTORS ENUMERATED IN THE COMPANY'S PUBLIC REPORTS.

   OVERVIEW

   To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The Company has a reputation within the ophthalmic community for producing high quality, reliable, easy to use equipment and believes itself to be an acknowledged industry leader in the technology and sales of digital ophthalmic imaging systems.

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

   Since its inception, the Company's products have addressed primarily the needs of the ophthalmic fluorescein angiography market, and more recently the indocyanine green ("ICG") market. While the Company believes that the overall angiography market has modest growth potential, sustaining growth in its traditional angiography equipment business may become increasingly difficult due to increased competition. In recognition of this, the Company is expanding its product capabilities to address the emerging telemedicine market. The Company will continue to support and expand its entire line of digital angiography products, and will focus its future efforts on developing product enhancements and pursuing viable opportunities in this market, particularly as they relate to telemedicine applications.

   The Company's objective is to become a leading provider of ophthalmic diagnostic products and services in the ocular health care industry, while maintaining its position as a market leader in its existing digital imaging products and telemedicine.

   In this regard, over the past two years, the Company has expended significant resources in developing a Reading and Documentation Center through which it originally intended to provide documentation services of electronically transmitted digital images acquired at remote locations. The Company has recently redefined the scope of the Reading and Documentation Center, however, to support research and development efforts surrounding its existing products. The Reading and Documentation Center is presently being utilized in the validation of diabetic retinopathy screening through electronically transmitted digital images acquired at remote locations. The Company is currently conducting a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening and intends to utilize this validation study to help expand the use of the Company's digital imaging products for such screening.

   The Company also recently has refocused its resources on the marketing and sales of its WinStation digital imaging systems. The Company's products are currently being utilized in a variety of ophthalmic settings for the telemedicine application of remote consultation. The Company is currently focusing its product development efforts on features and enhancements to its existing products targeting various other telemedicine applications. Additionally, in the near-term, the Company intends to utilize its Reading and Documentation Center to develop and assess viable opportunities for the Company's digital imaging products in screening, remote consultation, distance learning and other telemedicine applications.

   Although the Company no longer actively markets for the sale of its Glaucoma-Scope<reg-trade-mark>, it continues to assess market opportunities for this product.

   The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

   RESULTS OF OPERATIONS

   The Company's revenues decreased to $6,625,616 in 1997 from $6,873,651 in 1996. The primary factor contributing to the reduced 1997 revenue level was a reallocation of the Company's resources to address emerging opportunities in the telemedicine/managed care market; and pursuit of sales for its Reading and Documentation Center Services, which it has since ceased. During the 1996 fall meeting of the American Academy of Ophthalmology ("AAO"), the Company introduced lower-priced digital imaging systems incorporating telemedicine features providing for remote consultation and distance learning, as well as other applications. The Company has targeted these products to the general ophthalmology and retinal specialty practice markets and made initial deliveries of these systems during the latter half of 1997. During the recently completed 1997 AAO meeting, the Company introduced new models of its digital angiography products incorporating enhanced telemedicine features, with the Company receiving significantly more purchase commitments for its products as compared to previous AAO meetings. As such, the Company will continue to allocate resources to address these markets, and direct the majority of its resources to both support the demand for its digital imaging products in these and related markets and, more recently, to pursue opportunities in the telemedicine/managed care market.

   Contribution to revenues from sales of Glaucoma-Scope<reg-trade-mark> units have been negligible and management does not anticipate near-term sales improvement from the Glaucoma-Scope<reg-trade-mark>.

   Gross margins were approximately 26% in 1997 as compared to approximately 30% in 1996. This decrease in gross margin percentage was attributable primarily to the adverse impact of a non-recurring adjustment to reduce the carrying value of certain inventory, including field spares, due to, among other things, potential obsolescence and reduced cost recovery estimates. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management believes that near-term gross margin improvement, if any, would result principally from reduced material costs associated with currently deliverable system configurations, outsourcing additional manufacturing and assembly operations and related fixed cost reduction measures implemented during the latter half of 1997, including personnel cutbacks, economics of scale from increased unit production and other manufacturing efficiencies.

   Sales and marketing and general and administrative expenses accounted for approximately 41% of revenues for the fiscal year ended August 31, 1997 as compared to approximately 35% for the previous fiscal year. Expenses were $2,714,140 in 1997 as compared to $2,375,427 in 1996, representing an increase of approximately 14%. The primary factors contributing to this increase were costs associated with hiring additional support personnel, the impact of increased reserves for potential credit losses and the costs associated with developing the telemedicine/managed care applications and the start-up marketing efforts. The Company anticipates expenses in this area will continue to run above historical levels for the foreseeable future, in particular in conjunction with the hiring of additional senior management level personnel during the fourth quarter of fiscal 1997.

   Research  and   development  expenses  increased  by  approximately  26%  to
$1,070,192, or approximately 16% of revenues in 1997 from $846,034, or approximately 12% of revenues in 1996. The Company intends to focus its research and development efforts on current product enhancements and reducing cost configurations for its current products. The Company anticipates that research and development expense will be maintained at current levels in the near term.

   Interest  income  was  $13,912  during  1997  versus  $20,618  during  1996.
Interest expense accounted for $80,746 and $288,667 in 1997 and 1996, respectively. Interest expense decreased in 1997 from 1996 due to significant charges incurred in 1996 in connection with a stock appreciation right previously granted to the Company's bank. In May 1996, the bank exercised an alternative stock appreciation right available under the warrant. During 1996, the Company recognized as interest expense approximately $218,000 in connection with the alternative stock appreciation right. Principal and interest amounts due under the alternative stock appreciation right, which were payable on November 30, 1997, have recently been extended to April 1, 1998.

   EXPORT SALES

   Revenues from sales to customers located outside of the United States (primarily Europe) accounted for approximately 30% and 29% of the net sales for the years ended August 31, 1997 and 1996, respectively.

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

   LIQUIDITY AND CAPITAL RESOURCES

   The Company's operating activities used cash of $1,411,425 in 1997 as compared to $1,460,460 in 1996. The cash used in operations in 1997 was partially offset by the significant reduction to inventories. Cash used in operating activities in 1996 was comprised principally of the net loss for the year and, to a lesser extent, increased inventory levels.

   Net cash used in investing activities decreased to $161,735 during 1997 from $215,884 during 1996. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The higher levels during 1996 included capital expenditures associated with establishing the Company's Reading and Documentation Center as well as the purchase and installation of software to upgrade its management information systems, which expenditures were not required during 1997. The Company does not currently have commitments for capital expenditures, however, the Company plans to upgrade its existing management information and corporate communication systems, which may result in increased near term expenditures. In addition, the Company anticipates certain capital expenditures to support efforts to expand its technology to telemedicine/managed care applications. The Company anticipates that related expenditures, if any, will be financed from one or more of the following sources: (i) working capital; (ii) borrowings under an existing credit agreement, if available; or (iii) debt, equity or other financing arrangements, if any, available to the Company.

   Net cash provided by financing activities in 1997 was $664,135 as compared to $2,410,464 during 1996. The sources of cash from financing activities during the 1997 period were principally the net proceeds of approximately $757,000 from the exercise of certain Series A and B Warrants issued pursuant to a private placement of the Company's Common Stock discussed in the succeeding sentence, and, to a lesser extent, proceeds from the exercise of stock options. The sources of cash from financing activities during the 1996 period were principally the net proceeds of approximately $1,075,000 from a private placement of 1,368,421 shares of the Company's Common Stock and warrants in November 1995, the net proceeds of approximately $1,180,000 from the exercise in May 1996 of certain Series A Warrants issued pursuant to said private placement and, to a lesser extent, borrowings under the Credit Agreement which is more fully described immediately below. See Footnote 7 of the Company's financial statements for a more detailed description of the private placement. Cash generated from financing activities during 1997 was partially offset by the net repayment of borrowings under the Credit Agreement, and during both 1997 and 1996 was offset slightly by principal repayments on notes payable.

   The Company is party to a revolving line of credit agreement (the "Credit Agreement") with a bank which matured on November 7, 1997. The maximum amount available under the Credit Agreement is $750,000, based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the rate of the bank's prime plus 3% per annum and are secured by substantially all of the Company's assets. The Credit Agreement contains certain restrictive covenants which provide for, among other things, certain working capital and net worth balances and ratios. The Company was not in compliance with the restrictive covenants at August 31, 1997 and borrowings in the amount of approximately $311,000 were outstanding related to the Credit Agreement at that date. On November 18, 1997, the Credit Agreement was converted to a full recourse accounts receivable credit agreement (the "Agreement"), and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company under the Agreement and the Agreement expires in November 1998. Borrowings under the Agreement bear interest at the
Bank's prime  lending  rate  plus  4%.   In  addition, the Bank will charge
monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets.

   At August 31, 1997, the Company's cash and cash equivalents were $142,300. As indicated above, the Company typically expends considerable time and resources during the first quarter of its fiscal year preparing for the annual meeting of the American Academy of Ophthalmology and as a consequence, the Company's revenues and profitability typically decrease during the period surrounding the meeting which could adversely impact the Company's cash position in the immediate term. The Company believes, however, that its existing cash balances together with ongoing collections of its accounts receivable and recently increased available borrowing capacity under the Agreement will be adequate to meet its liquidity and capital requirements over the next twelve months. The Company does not expect to experience collection difficulties with respect to its accounts receivable that would have a material adverse effect on its liquidity. In addition, principal and interest amounts due under the alternative stock appreciation right with the Bank, which amounts were approximately $251,000 as of August 31, 1997, and were originally payable on November 30, 1997, have recently been extended to April 1, 1998. The Company will, however, continue to evaluate alternative sources of capital to meet its cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. There can be no assurance, however, that additional financing will be available and, if available, can be obtained on terms favorable to the Company. Additional capital could also be made available to the Company pursuant to the exercise of Series C Warrants issued to JBO in connection with a November 1995 private placement of the Company's common stock, as well as from other outstanding stock options; however, there can be no assurance any such warrants or options will be exercised in the near-term, if at all. In this regard, there can be no assurance that the SEC investigation of JBO may not adversely affect JBO's ability to exercise the Series C Warrants.

   In addition, the Company faces the possibility of its common stock being delisted from NASDAQ unless it meets the Minimum Closing Price Requirement as stipulated therein. See "Item 5 - Market for Common Equity and Related Stockholder Matters". If the Company's common stock is delisted, it may be difficult for the Company to raise capital through the sale of its common stock.


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

   ACCOUNTING- EARNINGS PER SHARE COMPUTATION AND CAPITAL STRUCTURE DISCLOSURE

   In February 1997, the Financial Accounting Standards Board issued Statement NO. 128, "Earnings per Share," which is required for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

   In February 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure". Statement 129 consolidates existing guidance in APB Opinion No. 10, Omnibus Opinion, Opinion 15, Earnings per Share, and FASB Statement No. 47, Disclosure of Long-Lived Obligations, relating to disclosure about the Company's capital structure. The Financial Accounting Standards Board believes that placing capital structure disclosures in a single standard will simplify compliance with the requirements. Statement 129 effective for financial statements for periods ending after December 15, 1997. The impact of Statement No. 129 on the disclosures relating to the Company's capital structure is not expected to be significant.

ITEM 7. FINANCIAL STATEMENTS

   The financial statements of the Company are attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.


                                 PART III

ITEM 9. DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND  CONTROL  PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

   The age of each director or executive officer, his positions and offices with the Company, his term of office as a director, his business experience during the past five years or more, and additional biographical data are set forth below. Information with respect to the officer or director is as of November 1, 1997, except as otherwise stated.

     DIRECTOR

                                                                               DIRECTOR
NAME                      AGE  POSITION WITH COMPANY                             SINCE
Steven R. Verdooner       36   Chairman of the Board, Chief Executive Officer,   1986
                               Chief Financial Officer, and Secretary
William L. Mince          46   President and Chief Operating Officer             1997
Mark S. Blumenkranz, MD   47   Director                                          1995
Robert W. Medearis        65   Director                                          1997
Robert I. Schnuer         64   Director                                          1996
Lawrence A. Yannuzzi, MD  60  Director                                          1996


     All directors of the Company hold office until the earlier of the next annual meeting of shareholders and until their successors have been duly elected and qualified, or their death, resignation or removal. Officers are elected annually by the Board of Directors to hold office until the earlier of their death, resignation, or removal.

     Set forth below is a description of their business experience during the past five years or more, and other biographical information, for the Company's executive officers an directors:

     STEVEN R. VERDOONER is Chief Executive Officer, Chief Financial Officer and Secretary for the Company. Mr. Verdooner served as acting President from May of 1993 until his election by the Board of Directors to the position of Chief Executive Officer in July 1997. Mr. Verdooner first served as Secretary of the Company from 1987 to 1988 and has been serving in this capacity since May 1993. Since the Company's inception, Mr. Verdooner has served as a director and is currently the Chairman of the Board of Directors. From 1986 to May 1993, Mr. Verdooner served as Vice President of the Company. From 1986 to 1987, and since 1988, Mr. Verdooner has served as the Company's Chief Financial Officer. From 1983 to 1986, Mr. Verdooner directed the activities of Ocular Graphics, a privately owned company engaged in the business of fluorescein angiography. In 1983 Mr. Verdooner was a member of a research team at the University of California, Davis, School of Medicine, Department of Human Anatomy.

     WILLIAM L. MINCE joined the Company in July 1997 as President and Chief Operating Officer. From 1994 to July 1997, Mr. Mince held the position of Vice President of Operations for PICS Retail Networks, a company pioneering point-of-sale interactive multimedia advertising. From 1988 to 1994, Mr. Mince served in various operational management capacities for Nellcor/Puritan Bennett, a manufacturer of medical devices and related disposable products. From 1984 to 1988, Mr. Mince was Director of Operations for Topaz, Inc./Square D, a manufacturer of power conditioners, noise suppressers and uninterruptible power supplies. Prior to joining Topaz, Inc./Square D, Mr. Mince served in various manufacturing and operations management positions during a 12-year tenure with Armorlite, Inc., a subsidiary of 3M Company.

     MARK S. BLUMENKRANZ, M.D. has been a director of the Company since 1995. He also serves on the Company's Scientific Advisory Board. Since 1992 he has been Clinical Professor of Ophthalmology and Co-Director of Retinal Service at Stanford University, and a partner in California Vitreoretinal Associates, a professional medical corporation specializing in diseases and surgery of the retina and vitreous. From 1985 to 1992, he was a partner in Associated Retinal Consultants, a professional medical corporation. Dr. Blumenkranz is currently a director of Midlabs, Inc., a manufacturer of ophthalmic surgical instruments. Dr. Blumenkranz is an associate examiner for the American Board of Ophthalmology and a member of the Retina, Macula and Vitreous Societies.

     ROBERT W. MEDEARIS has been a director of the Company since August 1997. He has been the President, Chief Executive Officer and co-owner of Chalice Investments Inc., a company engaged in joint ventures and related entrepreneurial and international management consulting activities in the former USSR, primarily the Republic of Georgia, since its formation in 1992. Since 1980, Mr. Medearis has served as director for a number of companies, both private and public, engaged principally in engineering, real estate and banking.

     ROBERT I. SCHNUER has been a director of the Company since March 1996. He has been the President and Chief Executive Officer of RIS Consulting Services, his own consulting firm which concentrates in the health care and employee benefits industry, since its formation in 1995. From 1954 to 1995, Mr. Schnuer was employed by CIGNA Corporation in the sales and account management aspects of its health care and employee benefits operations, ultimately serving as a Vice President.

     LAWRENCE A. YANNUZZI, M.D. has been a director of the Company since March 1996. He also serves on the Company's Scientific Advisory Board. Dr. Yannuzzi is the founder and President of Vitreous-Retina-Macula Consultants of New York, P.C., a professional medical corporation specializing in diseases and surgery of the retina and vitreous, for which he has been an officer, director, and practicing ophthalmologist for over 15 years. Dr. Yannuzzi also is Director of Retinal Services and Vice Chairman of the Department of Ophthalmology at the Manhattan Eye, Ear, and Throat Hospital and he is a professor of Clinical Ophthalmology at the College of Physicians and Surgeons of Columbia University Medical School.

     There is no family relationship between any of the Company's directors or officers.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under Section 16(a) of the Exchange Act of 1934, as amended ("Exchange Act"), all executive officers, directors, and persons who are the beneficial owner of more than 10% of the common stock of a company which files reports pursuant to Section 12 of the Exchange Act are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report in this Form 10-KSB any failure to comply therewith during the fiscal year ended August 31, 1997. The Company believes that all of these filing requirements were satisfied by its executive officers, directors, and by the beneficial owners of more than 10% of the Common Stock, except for Messrs. Mince and Medearis' inadvertent failure to file a Form 3 upon becoming a Company officer and director, respectively, and a

Form 4 upon the Company's grant of stock options, Mr. Verdooner and Dr. Yannuzzi's inadvertent failure to timely file a Form 4 in connection with stock options granted in April 1997, and Dr. Blumenkranz's inadvertent failure to timely file a Form 4 upon exercise of warrants in February 1997. In making this statement, the Company has relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.


ITEM 10.  EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth the cash and non-cash compensation paid to or accrued for the Company's Chief Executive Officer and President during the last three fiscal years. The table also includes information for other Company employees earning total compensation in excess of $100,000 for fiscal year 1997.

                                                      LONG TERM COMPENSATION
                        ANNUAL COMPENSATION                    AWARDS
   NAME AND                                           SECURITIES UNDERLYING
PRINCIPAL OCCUPATION    YEAR SALARY       BONUS                OPTIONS         ALL OTHER COMPENSATION
                        ($)   ($)         ($)                   (#)                   ($)
Steven R. Verdooner,
  Chief Executive       1997 $ 123,750     0                   0               $   768(1)
  Officer, Chief        1996 $ 120,000     0                   0               $ 3,768(1)
  Financial Officer     1995 $  96,308     0                   0               $ 4,018(1)
  and Secretary

William L. Mince,
  President and Chief   1997 $  17,500(2)  5,250(3)            0                     0
  Operating Officer     1996 $       0     0                   0                     0
                        1995 $       0     0                   0                     0

Glenn W. Erickson
  Regional Sales
  Manager and           1997 $  75,000     0                   0               $49,827(4)
  Product Specialist    1996 $  75,000     0                   0               $64,048(4)
                        1995 $  75,000     0                   0               $59,652(4)


(1) Includes disability insurance premiums in the amount of $518 paid by the Company on behalf of Mr. Verdooner for each of the fiscal years ended in 1997, 1996, and 1995, and royalty payments to Mr. Verdooner in the amount of $250, $3,250, and $3,500 for each of the fiscal years ended 1997, 1996, and 1995, respectively.
(2) Mr. Mince was appointed as President for the Company in July 1997. This figure reflects the portion of Mr. Mince's $140,000 annual salary that accrued during fiscal year 1997.
(3) This amount represents the portion of Mr. Mince's annual bonus that accrued for fiscal year 1997.
(4) This figure reflects sales commission paid to Mr. Erickson during the year.

STOCK OPTIONS GRANTED

   As of August 31, 1997, the Company did not have any long term incentive plans nor had it awarded any restricted stock. The table set forth below contains information with respect to the award of stock options during the fiscal year ended August 31, 1997 to the executive officers covered by the Summary Compensation Table.

                     NUMBER OF SECURITIES  PERCENT OF TOTAL
                     UNDERLYING            OPTIONS GRANTED TO  EXERCISE OR   MARKET PRICE        EXPIRATION
NAME                 OPTIONS GRANTED(#)    EMPLOYEES IN 1997   BASE PRICE    ON DATE OF GRANT    DATE

Steven R. Verdooner   50,000 (1)           27% (2)             $2.75         $2.75               04/11/2002
William L. Mince     100,000 (3)           54% (2)             $1.19         $1.19               08/11/2002
Glenn W. Erickson         --               --                     --            --               --


(1) These options were granted to Mr. Verdooner on April 11, 1997, pursuant to the Company's 1992 Nonstatutory Stock Option Plan and 50,000 options under this same plan previously granted to Mr. Verdooner on March 27, 1992 expired in March 1997.
(2) Employees of the Company were granted options from the Company's 1992 Stock Option Plan, with an aggregate of 36,500 shares of common stock underlying such options.
(3) These options were granted to Mr. Mince on August 11, 1997 as required by Mr. Mince's employment contract with the Company, executed in July 1997.


AGGREGATED OPTIONS EXERCISED IN LAST FISCAL YEAR  AND  FISCAL  YEAR-END  OPTION
VALUES

   No stock options or SARs were exercised in 1997 by the executive officers covered by the Summary Compensation Table. The following table sets forth, for each of the executive officer named in the Summary Compensation Table above, the number of the stock options held at August 31, 1997, and the realizable gain of the stock options that are "in-the-money". The in-the-money stock options and SARs are those with exercise prices that are below the year-end stock price because the stock value grew since the date of the grant.

                                    FISCAL YEAR-END OPTIONS VALUES
                                                   Number of
                                                   Securities Underlying       Value of Unexercised
                       Shares                      Unexercised Options         In-the-Money Options
                       Acquired on     Value       AT FISCAL YEAR END          AT FISCAL YEAR END
NAME                   EXERCISED(#)    REALIZED    EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
                                                   (#)          (#)            ($)          ($)

Steven R. Verdooner    --              --          108,333        75,000        $  2,000     --

William L. Mince       --              --               --       100,000              --     --

Glenn W. Erickson      --              --           32,167        30,833        $    130     $50


___________
(1) Based upon the closing price of the Common Stock as quoted by Nasdaq Small Cap Market on August 29, 1997 of $1.00 per share.

EMPLOYMENT AGREEMENTS

   Mr. Verdooner's employment agreement, as amended in 1995, provides for an annual salary of $120,000, incentive stock options covering 33,333 shares of the Company's Common Stock pursuant to the Company's 1992 Stock Option Plan and a termination date of November 1998. In July 1997, the Company restructured its executive management and Mr. Verdooner was appointed, from his former position of President, to serve as Chief Executive Officer. As a result of his new office, the Company has increased Mr. Verdooner's annual salary from $120,000 to $150,000, and extended the term of his employment agreement to July 1999, effective July 1997. A formal amendment to Mr. Verdooner's employment agreement with the Company reflecting these changes is expected to be executed in the near future.

   In July 1997, the Company hired Mr. Mince to serve as the Company's President and Chief Operating Officer. Pursuant to the terms of the employment agreement, which has a two (2) year term, the Company has granted a stock option to Mr. Mince to purchase 100,000 shares of the Company's common stock. Further, the employment agreement provides, among other things, for an annual base salary of $140,000 and the opportunity for Mr. Mince to receive an annual performance bonus, not to exceed $42,000. In addition, if Mr. Mince's employment is terminated before the expiration of its two -year term, other than as provided in the employment agreement, Mr. Mince may be eligible to receive severance payments ranging from $70,000 to $140,000.

DIRECTORS FEES

   During 1997, the Company implemented a directors fees policy. Under the Company's policy, directors receive $1,000 for each meeting attended in person and reimbursement of costs associated with such attendance. Each director who attends a directors' meeting by telephone receives $500, which covers all telephonic meetings for that particular quarter. In addition, under the new policy, each director receives, on the subsequent anniversary date for each year of service to the Company as a director, an option to purchase 5,000 shares of the Company's common stock.

                         SCIENTIFIC ADVISORY BOARD

   The Company has assembled fourteen ophthalmologists from around the country with expertise complimentary to the Company's proprietary technology who have agreed to serve on a Scientific Advisory Board (the "SAB"). The principal purpose of the SAB is to assist in advancing the Company's technology by reviewing its status and recommending alternative approaches. The SAB plans to hold meetings in conjunction with national conferences such as the annual meeting of the American Academy of Ophthalmology held during the fall of each year. The members of the SAB are not expected to devote substantial amounts of their time as a result of serving on the SAB. The composition of the SAB may vary from time to time depending on the Company's evolving technological needs. SAB members do not receive compensation for their services as advisors. They are, however, reimbursed for reasonable out-of-pocket expenses incurred in connection with their services and the Company has granted options under its 1995 Nonstatutory Stock Option Plan to each member of the SAB to purchase shares of Common Stock.

   In addition to Drs. Mark S. Blumenkranz and Lawrence A. Yannuzzi, both directors of the Company, the SAB includes:

   DAVID BOYER, M.D.
   Senior Partner, Retina Vitreous Associates
   North Hollywood, California

   STANLEY CHANG, M.D.
   Chairman Department of Ophthalmology
   Columbia University

   DONALD D'AMICO, M.D.
   Associate Chief of Ophthalmology for Clinical Affairs
   Professor of Ophthalmology
   Massachusetts Eye and Ear Infirmary

   JAY FEDERMAN, M.D.
   Professor of Ophthalmology Medical College of Pennsylvania
   Co-Director of Retina Services of Wills Eye Hospital
   Co-Director of Associated Retinal Consultants

   HARRY FLYNN, JR., M.D.
   Professor of Ophthalmology Bascom Palmer Eye Institute

   KURT A. GITTER, M.D.
   Clinical Professor of Ophthalmology
   Louisiana State University
   Director, Foundation for Retinal Research

   LEE JAMPOL, M.D.
   Professor and Chairman of Department of Ophthalmology,
   Northwestern University of Medical School

   JONATHAN JAVITT, M.D., M.P.H.
   Chairman and Chief Medical Officer
   Certitude

   HENRY J. KAPLAN, M.D.
   Professor and Chairman Department of Ophthalmology & Visual Sciences Washington University School of Medicine

   HILEL LEWIS, M.D.
   Chairman, Division of Ophthalmology, Cleveland Clinic
   Director, Eye Clinic, Cleveland Clinic

   LAWRENCE SINGERMAN, M.D.
   Clinical Professor of Ophthalmology
   Case Western Reserve University
   Director, The Retina Institute and Retina Service
   Mt. Sinai Medical Center
   President, Retina Associates of Cleveland, Inc.
   Founder, The Macula Society

   GEORGE WILLIAMS, M.D.
   Chief of Vitreo-Retina Surgery
   William Beaumon Hospital, Royal Oak, MI
   Associate Clinical Professor Oakland University, Rochester Hills, MI President Michigan Ophthalmology Society
   Vice President Vitreous Society


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information regarding the beneficial ownership of the Company's outstanding Common Stock as of October 31, 1997, by:
(i) each executive officer of the Company named in the Summary Compensation Table, (ii) all directors and executive officers of the Company as a group, and
(iii) each person known to the Company to own beneficially more than 5% of its outstanding Common Stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock owned by them.

                                                             Current Beneficial Ownership
                                                             Number           Percent
NAME AND ADDRESS OF BENEFICIAL OWNER                         OF SHARES (1)    OF CLASS(2)

DIRECTORS AND CERTAIN EXECUTIVE OFFICERS

Steven R. Verdooner (3)                                      182,372          4.5%
 221 Lathrop Way, Suite I
 Sacramento, CA  95815

William L. Mince                                              30,450          *
  221 Lathrop Way, Suite I
  Sacramento, Ca  95815

Mark S. Blumenkranz, M.D. (4)                                694,911          16.6%
  1225 Crane Street
  Menlo Park, CA 94025

Glenn W. Erickson (5)                                         39,583           1.0%
  221 Lathrop Way, Suite I
  Sacramento, CA  95815

Robert W. Medearis (6)                                         5,000          *
  195 Bryant Street, Suite A
  Palo Alto, CA  94301

Robert I. Schnuer (7)                                         39,450           1.0%
  111 Roxen Road
  Rockville Centre, NY  11570

Lawrence A. Yannuzzi, M.D. (8)                                40,000           1.0%
  519 East 72nd Street, Suite 203
  New York, NY 10021

All directors and executive officers as a group (7 persons) 1,031,767         23.3%

OTHER BENEFICIAL HOLDERS

JB Oxford & Company (9)                                      250,000           6.0%
  9665 Wilshire Boulevard
  Beverly Hills, CA 90212


______________
*  Less than 1%
(1) In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) In calculating the percentage ownership for a given individual or group, the number of shares of Common Stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3) Includes 121,666 shares subject to currently exercisable options and 16,666 shares subject to currently exercisable warrants.
(4) Includes 63,333 shares subject to currently exercisable stock options, and 210,526 shares subject to Series B Warrants (which expired November 21,
    1997).
(5) Includes 37,583 shares subject to currently exercisable stock options.
(6) Includes 5,000 shares subject to currently exercisable stock options.
(7) Includes 31,250 shares subject to currently exercisable stock options.
(8) Includes 40,000 shares subject to currently exercisable stock options.
(9) Includes 250,000 shares subject to currently exercisable Series C Warrants, which warrants were issued in connection with the Company's November 1995 private placement offering of Common Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The U.S. patent application relating to the Glaucoma-Scope<trademark> was originally filed on June 24, 1991 in the name of Dennis J. Makes, a former officer and director of the Company, Mr. Verdooner and Ms. Patricia C. Meade. Each of these individuals assigned all their U.S. and foreign rights in the invention to the Company pursuant to an assignment dated October 23, 1990 recorded with the U.S. Patent and Trademark Office. Mr. Makes and Mr. Verdooner each have been granted a royalty of $250 for each Glaucoma-Scope<trademark> sold by the Company. During the 1997 fiscal year, Mr. Verdooner received royalty payments of $250. Ms. Meade assigned her patent rights to the Company pursuant to her condition of employment by the Company and no additional compensation was paid to her as a result of such assignment.

     In addition, the Company also entered into a consulting agreement with G. Peter Halberg, M.D., a former Company director, on January 23, 1992, pursuant to which Dr. Halberg is entitled to receive a partial payment for services rendered under such agreement, deferred compensation in the form of a royalty payment of $200 for each of the first 100 Glaucoma-Scope<trademark> units sold at full price (for a maximum royalty payment of $20,000).

     Other than as described above, the Company has no other agreements, contracts, understandings or arrangements, directly or indirectly, to pay any additional royalties on the sale of its products.

     Mr. Verdooner and Mr. Mince each have an employment agreement with the Company. See "Employment Agreements" above.

     All current and future transactions between the Company and its officers and directors and principal shareholders or any affiliates thereof will be on terms no less favorable than could be obtained from unaffiliated third parties.

     Except as described herein, none of the directors or officers of the Company, and no shareholders holding over 5% of the Company's Common Stock and no corporations or firms with which such persons or entities are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company, other than such as arises by virtue of such position or ownership interest in the Company.

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
             10.2              Employment Agreement, dated March 27, 1992, between the Registrant           *
                               and Dennis J. Makes.
             10.2(a)           Amendment  dated June 30, 1993 to the Employment Agreement between          (1)
                               the Registrant and Dennis J. Makes dated March 27, 1992.
             10.3              Confidentiality  Agreement,  dated  March  27,  1992  between  the           *
                               Registrant and Dennis J. Makes.
             10.4              Confidentiality  Agreement,  dated  March  27,  1992  between  the           *
                               Registrant and Steven R. Verdooner.
             10.5              Confidentiality  Agreement,  dated  March  27,  1992  between  the           *
                               Registrant and Richard Wullaert.
             10.6              Consulting   Agreement,   dated  January  23,  1992,  between  the           *
                               Registrant and G. Peter Halberg, M.D.
             10.7              Assignment  dated  October 23, 1990 of U.S. Patent Application for           *
                               Apparatus and Method  for  Topographical Analysis of the Retina to
                               the Registrant by Steven R.  Verdooner,  Patricia  C.  Meade,  and
                               Dennis  J.  Makes  (as  recorded  on  Reel  5490, Frame 423 in the
                               Assignment Branch of the U.S. Patent and Trademark Office).
             10.8              Form   of   International   Distribution  Agreement  used  by  the           *
                               Registrant and sample form of End User Software License Agreement.
             10.9              Original  Equipment  Manufacturer  Agreement, dated April 1, 1991,           *
                               between the Registrant and SONY Medical Electronics, a division of
                               SONY Corporation of America.
             10.10             Original  Equipment  Manufacturer/Value  Added Reseller Agreement,           *
                               dated  May  7,  1991,  between the Registrant  and  Eastman  Kodak
                               Company.
             10.11             The  Registrant's  1992  Nonstatutory Stock Option Plan and sample           *
                               form of Nonstatutory Stock Option Agreement.
             10.12             Common  Stock  and  Warrant  Purchase  Agreement  ("Stock Purchase           *
                               Agreement"),  dated as of February 8, 1992, among the  Registrant,
                               Johnnie R. Williams,  Kathleen  M.  O'Donnell, as Trustee of Irre-
                               vocable  Trust No. 6, FBO F.E. O'Donnell,  Jr.,  M.D.,  Steven  R.
                               Verdooner and Dennis J. Makes.



             10.12(a)          Amendment No. 1 to Stock Purchase Agreement, dated March 25, 1992,           *
                               among  the  Registrant, Johnnie R. Williams, individually, Johnnie
                               R. Williams,  as  Trustee  of  Irrevocable  Trust  No.  1, Rambert
                               Summons,  and  Kathleen  M.  O'Donnell,  as Trustee of Irrevocable
                               Trust No. 6, FBO F.E. O'Donnell, Jr., M.D.
             10.13             Cross-Indemnification  Agreement,  dated  February 14, 1991, among           *
                               Dennis Makes, Steven Verdooner, and Richard Wullaert.
             10.14             Key  Man  Life  Insurance Policies in the amount of $1,000,000 for           *
                               each  of  Dennis J.  Makes  and  Steven  R.  Verdooner,  with  the
                               Registrant as the named beneficiary.
             10.15             Warrant  dated  February  12,  1993  issued  by  the Registrant to          (1)
                               Steven R. Verdooner to purchase 50,000 shares of Common Stock.
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
                               Registrant and Imperial Bank.
             10.19(b)          Warrant  dated  November  1,  1995  issued  by  the  Registrant to          (4)
                               Imperial Bank to purchase 67,500 shares of Common Stock.
             10.19(c)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (4)
                               Conditions) dated November 1, 1995.
             10.19(d)          Registration  Rights  Agreement dated November 1, 1995 between the          (4)
                               Registrant and Imperial Bank.
             10.19(e)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (6)
                               Conditions) dated April 4, 1996.
             10.19(f)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (7)
                               Conditions) dated July 12, 1996.
             10.19(g)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (7)
                               Conditions) dated November 21, 1996.
             10.19(h)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (8)
                               Conditions) dated June 3, 1997.
             10.19(i)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (9)
                               Conditions) dated August 28, 1997.
             10.19(j)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (9)
                               Conditions) dated October 24, 1997.
             10.19(k)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (9)
                               Conditions) dated November 3, 1997.
             10.19(l)          Amended  Loan  and  Security  Agreement  (with  Credit  Terms  and          (9)
                               Conditions) dated November 21, 1997.
             10.19(m)          Agreement   for  Purchase  of  Receivable  (Full  Recourse)  dated          (9)
                               November 18, 1997 between the Registrant and Imperial Bank.
             10.20             Purchase   Agreements   dated   November   21,  1995  between  the          (4)
                               Registrant, JB Oxford & Company and certain Investors.
             10.20(a)          Warrant  Agreement dated November 21, 1995 between the Registrant,          (4)
                               JB Oxford & Company and certain Investors.




             10.20(b)          First  Amendment Warrant Agreement dated November 21, 1996 between          (7)
                               the Registrant, JB Oxford & Company and certain Holders.
             10.20(c)          Registration  Rights Agreement dated November 21, 1995 between the          (4)
                               Registrant, JB Oxford & Company and certain Investors.
             10.21             Employment   Agreement   dated   November  20,  1995  between  the          (4)
                               Registrant and Steven R. Verdooner.
             10.22             Employment   Agreement   dated   November  20,  1995  between  the          (4)
                               Registrant and R. Michael Clark.
             10.23             Employment  Agreement  dated  July 14, 1997 between the Registrant          (9)
                               and William L. Mince.
             10.25             The  Registrant's  1995  Nonstatutory Stock Option Plan and sample          (5)
                               form of Nonstatutory Stock Option Agreement.
             11.1              Computation of net loss per share.                                          (9)
             23.1              Consent of Ernst & Young LLP, Independent Auditors.                         (9)
             27                Financial Data Schedule (for SEC use only).                                 (9)


* Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-18, number 33-46864-LA.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 filed on November 26, 1993.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994 filed on November 29, 1994.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995 filed on July 14, 1995.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1996 filed on July 15, 1996.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 filed on November 29, 1996.
(8) Incorporated  by  reference  to  the   Registrant's  Quarterly  Report  on
    Form 10-QSB for the quarterly period ended May 31, 1997 filed on July 15, 1997.
(9) Exhibit filed herewith.

   B.  Reports on Form 8-K
     None.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS                     Date:  November 28, 1997


By   STEVEN R. VERDOONER
     Steven R. Verdooner, Chief Executive
     Officer, Chief Financial Officer
     and Secretary


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



STEVEN R. VERDOONER                 Chief Executive Officer, Chief              November 28, 1997
Steven R. Verdooner                 Financial Officer, Secretary and
                                    Director
                                    (Principal Executive Officer and
                                     Principal Financial Officer)

WILLIAM L. MINCE                    President and Chief Operating               November 25, 1997
William L. Mince                    Officer

STEVEN C. LAGORIO                   Director of Finance                         November 28, 1997
Steven C. Lagorio                   (Principal Accounting Officer)

MARK S. BLUMENKRANZ, M.D.           Director                                    November 28, 1997
Mark S. Blumenkranz, M.D.

ROBERT W. MEDEARIS                  Director                                    November 28, 1997
Robert W. Medearis

ROBERT I. SCHNUER                   Director                                    November 25, 1997
Robert I. Schnuer

LAWRENCE A. YANNUZZI                Director                                    November 25, 1997
Lawrence A. Yannuzzi, M.D.


                             EXHIBIT INDEX

Exhibit
NUMBER      Description of Exhibit                                                           Page Number
3.1         Articles of Incorporation of the Registrant, as amended.                               *
3.2         Amended Bylaws of the Registrant.                                                      *
4.1         See  Exhibits  3.1 and 3.2 for provisions of the Articles of Incorporation,            *
            as amended, and the amended Bylaws of the Registrant defining the rights of holders of Common Stock of the Registrant.
10.1        Lease  Agreement,  dated  as  of  July 10, 1987, between the Registrant (as            *
            tenant) and Transamerica/Emkay Income  Properties I, as amended on July 23,
            1990 and June 11, 1991.
10.1(a)     Seventh Amendment to lease effective as of July 18, 1996.                             (7)
10.2        Employment  Agreement,  dated  March  27,  1992, between the Registrant and            *
            Dennis J. Makes.
10.2(a)     Amendment  dated  June  30,  1993  to  the Employment Agreement between the           (1)
            Registrant and Dennis J. Makes dated March 27, 1992.
10.3        Confidentiality  Agreement, dated March 27, 1992 between the Registrant and            *
            Dennis J. Makes.
10.4        Confidentiality  Agreement, dated March 27, 1992 between the Registrant and            *
            Steven R. Verdooner.
10.5        Confidentiality  Agreement, dated March 27, 1992 between the Registrant and            *
            Richard Wullaert.
10.6        Consulting  Agreement,  dated  January 23, 1992, between the Registrant and            *
            G. Peter Halberg, M.D.
10.7        Assignment  dated October 23, 1990 of U.S. Patent Application for Apparatus            *
            and Method for  Topographical  Analysis  of the Retina to the Registrant by
            Steven R. Verdooner, Patricia C. Meade, and Dennis J. Makes (as recorded on
            Reel  5490,  Frame 423 in the Assignment Branch  of  the  U.S.  Patent  and
            Trademark Office).
10.8        Form  of  International  Distribution  Agreement used by the Registrant and            *
            sample form of End User Software License Agreement.
10.9        Original Equipment Manufacturer Agreement, dated April 1, 1991, between the            *
            Registrant  and SONY Medical Electronics, a division of SONY Corporation of
            America.
10.10       Original  Equipment  Manufacturer/Value  Added  Reseller  Agreement,           *
            dated May 7, 1991, between the Registrant and Eastman Kodak Company.
10.11       The Registrant's 1992 Nonstatutory Stock Option Plan and sample form           *
            of Nonstatutory Stock Option Agreement.
10.12       Common   Stock  and  Warrant  Purchase  Agreement  ("Stock  Purchase           *
            Agreement"),  dated  as  of  February 8, 1992, among the Registrant,
            Johnnie R. Williams, Kathleen  M.  O'Donnell,  as  Trustee  of Irre-
            vocable  Trust  No.  6,  FBO  F.E.  O'Donnell,  Jr., M.D., Steven R.
            Verdooner and Dennis J. Makes.
10.12(a)    Amendment  No.  1 to Stock Purchase Agreement, dated March 25, 1992,           *
            among the Registrant,  Johnnie R. Williams, individually, Johnnie R.
            Williams, as Trustee of  Irrevocable  Trust  No. 1, Rambert Summons,
            and Kathleen M. O'Donnell, as Trustee of Irrevocable  Trust  No.  6,
            FBO F.E. O'Donnell, Jr., M.D.
10.13       Cross-Indemnification  Agreement,  dated  February  14,  1991, among           *
            Dennis Makes, Steven Verdooner, and Richard Wullaert.
10.14       Key Man Life Insurance Policies in the amount of $1,000,000 for each           *
            of  Dennis  J. Makes and Steven R. Verdooner, with the Registrant as the named beneficiary.
10.15       Warrant  dated  February  12,  1993  issued  by  the  Registrant  to          (1)
            Steven R. Verdooner to purchase 50,000 shares of Common Stock.
10.16       Stock Option Plan.                                                            (1)
10.17       Promissory Note dated January 4, 1993 from the Registrant to Western          (1)
            Financial  Savings  Bank  in the amount of $25,209.83 due in full by
            January 4, 1998.
10.18       Rental Agreement dated May 1, 1994 by and between the Registrant and          (2)
            Robert J. Rossetti.
10.19       Security and Loan Agreement (with Credit Terms and Conditions) dated          (3)
            April 12, 1995 by and between the Registrant and Imperial Bank.
10.19(a)    General  Security  Agreement dated April 12, 1995 by and between the          (3)
            Registrant and Imperial Bank.
10.19(b)    Warrant  dated November 1, 1995 issued by the Registrant to Imperial          (4)
            Bank to purchase 67,500 shares of Common Stock.
10.19(c)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (4)
            Conditions) dated November 1, 1995.
10.19(d)    Registration  Rights  Agreement  dated  November 1, 1995 between the          (4)
            Registrant and Imperial Bank.
10.19(e)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (6)
            Conditions) dated April 4, 1996.
10.19(f)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (7)
            Conditions) dated July 12, 1996.
10.19(g)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (7)
            Conditions) dated November 21, 1996.
10.19(h)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (8)
            Conditions) dated June 3, 1997.
10.19(i)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (9)
            Conditions) dated August 28, 1997.
10.19(j)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (9)
            Conditions) dated October 24, 1997.
10.19(k)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (9)
            Conditions) dated November 3, 1997.
10.19(l)    Amended   Loan   and  Security  Agreement  (with  Credit  Terms  and          (9)
            Conditions) dated November 21, 1997.
10.19(m)    Agreement  for Purchase of Receivable (Full Recourse) dated November          (9)
            18, 1997 between the Registrant and Imperial Bank.
10.20       Purchase  Agreements dated November 21, 1995 between the Registrant,          (4)
            JB Oxford & Company and certain Investors.
10.20(a)    Warrant  Agreement  dated  November 21, 1995 between the Registrant,          (4)
            JB Oxford & Company and certain Investors.
10.20(b)    First  Amendment  Warrant  Agreement dated November 21, 1996 between          (7)
            the Registrant, JB Oxford & Company and certain Holders.
10.20(c)    Registration  Rights  Agreement  dated November 21, 1995 between the          (4)
            Registrant, JB Oxford & Company and certain Investors.
10.21       Employment  Agreement dated November 20, 1995 between the Registrant          (4)
            and Steven R. Verdooner.
10.22       Employment  Agreement dated November 20, 1995 between the Registrant          (4)
            and R. Michael Clark.
10.23       Employment  Agreement dated July 14, 1997 between the Registrant and          (9)
            William L. Mince.
10.25       The Registrant's 1995 Nonstatutory Stock Option Plan and sample form          (5)
            of Nonstatutory Stock Option Agreement.
11.1        Computation of net loss per share.                                            (9)
23.1        Consent of Ernst & Young LLP, Independent Auditors.                           (9)
27          Financial Data Schedule (for SEC use only).                                   (9)


*Incorporated by reference to the like-numbered exhibits previously filed with Registrant's Registration Statement on Form S-18, number 33-46864-LA.

(1) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993 filed on November 26, 1993.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994 filed on November 29, 1994.
(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995 filed on July 14, 1995.
(4) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995 filed on November 29, 1995.
(5) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed on May 28, 1996, number 333-0461.
(6) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1996 filed on July 15, 1996.
(7) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996 filed on November 29, 1996.
(8) Incorporated  by  reference   to  the  Registrant's  Quarterly  Report  on
    Form 10-QSB for the quarterly period ended May 31, 1997 filed on July 15, 1997.
(9) Exhibit filed herewith.

                INDEX TO FINANCIAL STATEMENTS

                  Ophthalmic Imaging Systems





                                                                         PAGE

Report of Ernst & Young LLP, Independent Auditors .......................F-1
Balance Sheet as of August 31, 1997  ....................................F-2
Statements of Operations for the Years Ended August 31, 1997 and 1996... F-3 Statements of Stockholders' Equity for the Years Ended August 31, 1997
   and 1996..............................................................F-4
Statements of Cash Flows for the Years Ended August 31, 1997 and 1996....F-5
Notes to Financial Statements ...........................................F-6

      Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of August 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended August 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems at August 31, 1997, and the results of its operations and its cash flows for the years ended August 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP


Sacramento, California
October 21, 1997,
except for Note 10
as to which the date is November 18, 1997

                  Ophthalmic Imaging Systems

                        Balance Sheet

                        August 31, 1997


ASSETS
Current assets:
 Cash and equivalents                                        $  142,300
 Accounts receivable, net of allowance for
   doubtful accounts of approximately $100,000                1,644,541
 Inventories                                                    794,052
 Prepaid expenses and other current assets                       93,408
                                                             ----------
Total current assets                                          2,674,301

Furniture and equipment, net                                    380,782

Other assets                                                      7,385
                                                             ----------
                                                             $3,062,468
                                                             ==========
Liabilities and Stockholders' Equity
Current liabilities:
 Short-term borrowings                                       $  311,002
 Accounts payable                                               816,509
 Accrued liabilities                                            794,305
 Accrued warrant appreciation right                             251,497
 Deferred extended warranty revenue                              93,614
 Customer deposits                                              125,538
 Notes payable                                                    2,234
                                                             ----------
Total current liabilities                                     2,394,699

Commitments

Stockholders' equity:
 Preferred stock, no par value, 20,000,000 shares
   authorized; none issued or outstanding                             -
 Common stock, no par value, 20,000,000 shares authorized;
   3,905,428 shares issued and outstanding                   10,244,615
 Deferred compensation                                         (306,894)
 Accumulated deficit                                         (9,269,952)
                                                             ----------
Total stockholders' equity                                      667,769
                                                             ----------
                                                            $ 3,062,468
                                                            ===========
SEE ACCOMPANYING NOTES.

                  Ophthalmic Imaging Systems

                   Statements of Operations


                                               YEARS ENDED AUGUST 31,
                                               1997               1996
                                            ------------------------------
Revenues:
Net sales                                   $6,480,055         $ 6,672,667
Other revenue                                  145,561             200,984
                                            ------------------------------

                                             6,625,616           6,873,651
Cost of sales                                4,885,004           4,797,324
                                            ------------------------------
Gross profit                                 1,740,612           2,076,327

OPERATING EXPENSES:
Sales and marketing                          1,624,470           1,652,965
General and administrative                   1,089,670             722,462
Research and development                     1,070,192             846,034
                                            ------------------------------
Total operating expenses                     3,784,332           3,221,461
                                            ------------------------------

Loss from operations                        (2,043,720)         (1,145,134)

OTHER INCOME (EXPENSE):
Interest income                                 13,912              20,618
Interest expense                               (80,746)           (288,667)
                                           -------------------------------
Net loss                                   $(2,110,554)       $ (1,413,183)
                                           ===============================
Net loss per share                         $      (.59)       $       (.64)
                                           ===============================
Shares used in the calculation of
net loss per share                           3,597,879          2,204,506
                                           ==============================

SEE ACCOMPANYING NOTES.

                  Ophthalmic Imaging Systems

              Statements of Stockholders' Equity

             Years ended August 31, 1997 and 1996



                                       COMMON STOCK                                          Total
                                  --------------------         Deferred       Accumulated   Stockholders'
                                  SHARES        Amount         Compensation   Deficit       Equity
                                  -----------------------------------------------------------------------

Balances at August 31, 1995         875,112       $ 6,674,639   $       -     $  (5,746,215) $    928,424

Sale of common stock through
private placement                 1,368,421         1,074,841           -                -      1,074,841

Options exercised                    11,000            10,230           -                -         10,230

Issuance of common stock upon
exercise of warrants              1,052,631         1,180,486           -                -      1,180,486

Net loss                                  -                 -           -        (1,413,183)   (1,413,183)
                                  -----------------------------------------------------------------------

Balances at August 31, 1996       3,307,164         8,940,196            -       (7,159,398)    1,780,798

Options exercised                    52,400           152,286            -                -       152,286

Issuance of common stock upon
exercise of warrants                545,864           757,097            -                -        757,097

Deferred compensation related to
stock options granted to
non-employees                             -           395,036     (395,036)               -              -

Stock option compensation
expense                                   -                 -       88,142                -         88,142

Net loss                                  -                 -            -       (2,110,554)    (2,110,554)
                                 -------------------------------------------------------------------------

Balances at August 31, 1997       3,905,428     $  10,244,615    $(306,894)    $ (9,269,952)   $   667,769
                                 =========================================================================

SEE ACCOMPANYING NOTES.

                  Ophthalmic Imaging Systems

                   Statements of Cash Flows
          Increase (Decrease) in Cash and Equivalents

                                               YEARS ENDED AUGUST 31,
                                               1997              1996
                                             ------------------------------
Operating activities:
Net loss                                     $(2,110,554)      $ (1,413,183)
Adjustments to reconcile net loss to
net cash used in operating activities:
 Accrued warrant appreciation right               27,215            211,782
 Depreciation and amortization                   142,148            102,156
 Provision for doubtful accounts                  (6,116)            (5,338)
 Stock option compensation expense                88,142                  -
Net changes in operating assets and liabilities:
 Accounts receivable                            (566,421)           239,943
 Inventories                                     786,483           (405,040)
 Prepaid expenses and other current assets       (28,460)              (475)
 Other assets                                     79,250            (79,797)
 Accounts payable                               (120,950)          (164,714)
 Accrued liabilities                             196,664             75,716
 Deferred extended warranty revenue               12,417              6,100
 Customer deposits                                88,757            (27,610)
                                                ---------------------------
Net cash used in operating activities         (1,411,425)        (1,460,460)

INVESTING ACTIVITY:
Capital expenditures for furniture and
  equipment                                     (161,735)          (215,884)

FINANCING ACTIVITIES:
Proceeds from short-term borrowings              308,000             150,000
Repayment of short-term borrowings              (546,998)                  -
Principal payments on notes payable               (6,250)             (5,093)
Issuance of common stock                         909,383           2,265,557
                                               -----------------------------
Net cash provided by financing activities        664,135           2,410,464
                                               -----------------------------
Net (decrease) increase in cash and equivalents (909,025)            734,120

Cash and equivalents, beginning of year        1,051,325             317,205
                                               -----------------------------
Cash and equivalents, end of year               $142,300         $ 1,051,325
                                               =============================

SEE ACCOMPANYING NOTES.

                  Ophthalmic Imaging Systems

                 Notes to Financial Statements

                        August 31, 1997



1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BUSINESS

Ophthalmic Imaging Systems (the Company), was incorporated in California in July 1986. The Company is primarily engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems, image enhancements and analysis software, and related products and services for use by practitioners in the ocular healthcare field.

USE OF ESTIMATES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

CONCENTRATIONS OF CREDIT RISK AND EXPORT SALES

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during fiscal 1997 or 1996 comprised 10% or more of net sales.

Revenues from sales to customers located outside of the United States (primarily Europe) accounted for approximately 30% and 29% of net sales during the years ended August 31, 1997 and 1996, respectively.

INVENTORIES

Inventories,   which   consist   primarily  of  purchased  system  parts,
subassemblies and assembled systems are stated at the lower of cost (determined using the first-in, first-out method) or market.

                         Ophthalmic Imaging Systems
                   Notes to Financial Statements (continued)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES

Deferred income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," as a result of differences in the timing of recognition of certain revenues and expenses for financial statement and income tax reporting purposes.

General business credits are accounted for as a reduction of federal income taxes payable under the flow-through method.

NET LOSS PER SHARE

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options and warrants are excluded from the computation because their effect is antidilutive.

                         Ophthalmic Imaging Systems
                   Notes to Financial Statements (continued)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE (CONTINUED)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required for both interim and annual periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary and fully diluted earnings per share is not expected to be material.

STATEMENT OF CASH FLOWS

For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

Cash paid for interest amounted to approximately $64,000 and $67,000 during the years ended August 31, 1997 and 1996, respectively. Cash paid for income taxes amounted to approximately $800 for each of the years ended August 31, 1997 and 1996.

STOCK BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which the Company adopted in 1996, the Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 7 for pro forma disclosures required by SFAS 123.

                          Ophthalmic Imaging Systems
                  Notes to Financial Statements (continued)


1. ORGANIZATION, BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LONG-LIVED ASSETS

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than their carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of SFAS No. 121 had no effect on the Company's financial position or results of operations for the year ended August 31, 1997.

2. INVENTORIES

Inventories consist of the following as of August 31, 1997:

Raw materials                                          $ 526,090
Work-in-process                                          139,182
Finished goods                                           128,780
                                                       ---------
                                                       $ 794,052
                                                       =========
3. FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following as of August 31, 1997:

Research and manufacturing equipment                   $ 554,147
Office furniture and equipment                           358,537
Demonstration equipment                                  183,938
Vehicles                                                  58,991
                                                       ---------
                                                       1,155,613

Less accumulated depreciation and amortization          (774,831)
                                                       ---------
                                                       $ 380,782
                                                       =========

                        Ophthalmic Imaging Systems
                 Notes to Financial Statements (continued)


4. SHORT-TERM BORROWINGS

The Company entered into a revolving line of credit agreement (the "Credit Agreement") with a bank (the "Bank") which expired on November 7, 1997. The maximum amount available under the terms of the Credit Agreement is $750,000 and is based upon eligible outstanding accounts receivable balances. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus three percent (11% as of August 31,
1997) and are secured by substantially all assets of the Company. The Credit Agreement contains certain restrictive covenants which provide for, among other things, certain working capital and net worth balances and ratios. The Company was not in compliance with the various restrictive covenants as of August 31, 1997. In addition, the Credit Agreement restricts the Company's ability to 1) enter into any merger or acquisition, 2) pay dividends or repurchase stock, 3) mortgage existing assets or 4) loan money or guarantee the loans of others without the Bank's prior approval. As of August 31, 1997, borrowings in the amount of $311,000 were outstanding related to the Credit Agreement. Subsequent to year-end the Credit Agreement was converted to a full recourse accounts receivable credit agreement (Note 10).

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following as of August 31, 1997:

Accrued compensation                     $ 402,389
Accrued warranty expenses                  170,200
Other accrued liabilities                  221,716
                                         ---------
                                         $ 794,305
                                         =========
6. COMMITMENTS

LEASES

The Company leases its facility under a noncancelable operating lease which expires in June 1998. The lease agreement provides for minimum lease payments of approximately $84,000 for the year ended August 31, 1998.

Rental expense charged to operations for all operating leases was approximately $126,000 and $88,000 during the years ended August 31, 1997 and 1996, respectively.

                           Ophthalmic Imaging Systems
                    Notes to Financial Statements (continued)


6. COMMITMENTS (CONTINUED)

EMPLOYMENT AGREEMENTS

The Company has employment agreements with two of its executive officers. The agreement with the chief executive officer calls for an annual salary of $150,000 and a performance based bonus plan, which has yet to be determined by the Company's compensation committee. The agreement with the president/chief operating officer calls for an annual salary of $140,000 and an annual bonus not to exceed $42,000. In addition, the Company's board of directors granted the president/chief operating officer incentive stock options covering 100,000 shares of common stock. Both agreements have a 24 month term expiring in July 1999.

7. STOCKHOLDERS' EQUITY

COMMON STOCK

Of the 16,094,572 shares of common stock authorized but unissued as of August 31, 1997, the following shares are reserved for issuance:

Common stock warrants                        1,299,750
Stock option plans                           1,338,267
                                           -----------
                                             2,638,017
                                           ===========
PRIVATE PLACEMENT

In November 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering was approximately $1,075,000. Along with each share of common stock issued the purchasers were given an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices are $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants are subject to adjustment upon the occurrence of certain events. The A and B Warrants expired on February 19, 1997 as amended and November 21, 1997, respectively. In May 1996, 1,052,631 A Warrants were exercised resulting in net proceeds to the Company of approximately $1,180,000. During the year ended August 31, 1997, 210,526 and 335,338 A and B warrants, respectively, were exercised resulting in aggregate net proceeds to the Company of approximately $757,000.

                             Ophthalmic Imaging Systems
                    Notes to Financial Statements (continued)


7. STOCKHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT (CONTINUED)

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

OTHER WARRANTS

In February 1993, the Company issued a warrant to the Bank that provided a line-of-credit (Note 4). The warrant was amended several times in connection with amendments to the line-of-credit as well as the current Credit Agreement. The warrant is currently exercisable for 50,000 shares of common stock at an exercise price of $1.73 per share and it expires in November 2000. This warrant includes a provision wherein the Bank can require the Company to pay in cash the difference between the fair market value (as defined) of the underlying common stock of the warrant and the exercise price (the "Appreciation Right"). The Bank informed the Company of its intent to exercise the Appreciation Right on May 23, 1996. The Company has accrued the entire amount of the Appreciation Right and it is reflected as a current liability on the accompanying balance sheet. For purposes of the statement of operations, the amount has been recorded as additional interest expense for the year ended August 31, 1996. The Appreciation Right is due on April 1, 1998.

During February 1993, in consideration for providing bridge loans, each of the two officers, then employed by the Company, was issued a warrant to purchase 16,667 shares of the Company's common stock at an exercise price of $18.00 per share. These warrants expire in February 1998. During fiscal 1995, one of the warrants to purchase 16,667 shares was canceled.

STOCK OPTION PLANS

At August 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting

                          Ophthalmic Imaging Systems
                   Notes to Financial Statements (continued)


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

During March 1992, the Company adopted a Stock Option Plan (the "Plan") under which the board of directors is authorized to grant options to key directors, executives, employees and others for the purchase of up to 116,667 shares of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the board of directors at the time of the grant. Pursuant to the Plan, options to purchase 100,000 shares of the Company's common stock at an exercise price of $3.00 per share were granted (50,000 options each) to the Company's chief executive officer and chief financial officer. The options granted were fully vested on the grant date and expired in March 1997. During the year ended August 31, 1997, prior to the expiration of these options, options to purchase 50,000 shares were exercised. Options to purchase the remaining 50,000 shares of the Company's common stock subsequently expired in March 1997. In April 1997, the board of directors granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $2.75 to the Company's chief executive officer/chief financial officer. The options granted vest 25,000 on the date of grant and 25,000 in April 1998. These options expire in April 2002.

In December 1992 and January 1993, the Company's board of directors and shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000, of which 13,608 remained available for the granting of

                          Ophthalmic Imaging Systems
                   Notes to Financial Statements (continued)


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

options as of August 31, 1997. As of August 31, 1997, stock options to purchase 122,992 shares at exercise prices ranging from $.94 to $4.25 were granted and outstanding under the Option Plan. During the year ended August 31, 1997 and 1996, 2,400 and 11,000 options were exercised, respectively.

In August 1995, the Company's board of directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 50,000 options remained available for granting as of August 31, 1997. As of August 31, 1997, stock options to purchase 985,000 shares at exercise prices ranging from $0.94 to $4.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised.

A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                   Weighted Average
                                  Options          Exercise Price
                                ------------------------------------

Balance at August 31, 1995          744,171            $ 1.54
  Options granted                   290,000            $ 2.53
  Options canceled                     (250)           $  .94
  Options exercised (at $.94)       (11,000)           $  .94
                                 ----------

Balance at August 31, 1996        1,022,921            $ 1.83
  Options granted                   346,500            $ 2.70
  Options canceled                  (59,029)           $ 3.14
  Options exercised
    (at $.94 to $3.00)              (52,400)           $ 2.91
                                 ----------
Balance at August 31, 1997        1,257,992            $ 1.96
                                  =========


The weighted average fair value of options granted during the years ended August 31, 1997 and August 31, 1996 was $2.26 and
$.93, respectively.

                            Ophthalmic Imaging Systems
                   Notes to Financial Statements (continued)


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes information about the stock options outstanding at August 31, 1997:

                                 Options Outstanding                        Options Exercisable
                     ------------------------------------------------  ---------------------------
                                 Weighted-Average
Range of Exercise                Remaining           Weighted-Average             Weighted-Average
Prices               Number      Contractual Life    Exercise Price    Number     Exercise Price
-----------------    ------      ----------------    ----------------  ------     ----------------

$0.94-$1.38          759,492     5.1                 $1.30             330,513    $1.30
$1.38-$3.00          390,000     4.0                 $2.59             167,708    $2.57
$3.00-$4.50          108,500     4.3                 $4.34              21,531    $4.32
                   ---------                                           -------
                   1,257,992                         $1.96             519,752    $1.84
                   =========                                           =======

Pro  forma  information  regarding net loss and net
loss per share is required  by SFAS 123, which also
requires that the information  be  determined as if
the  Company  has accounted for its employee  stock
options granted subsequent to August 31, 1995 under
the fair value  method  of that Statement. The fair
value of each option grant is estimated on the date
of  grant  using the Black-Scholes  option  pricing
model   with   the    following    weighted-average
assumptions for the years ended August 31, 1996 and
1997,   respectively;   dividend  yield  of   zero;
volatility factors of the  expected market price of
the  Company's common stock ranged  from  1.052  to
1.125  for  both  years; risk-free interest rate of
6%;  and  a weighted-average  expected  life  of  5
years.

The  Black-Scholes   option  valuation,  model  was
developed for use in estimating  the  fair value of
traded  options  which have no vesting restrictions
and  are fully transferable.  In  addition,  option
valuation   models  require  the  input  of  highly
subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                   Ophthalmic Imaging Systems
             Notes to Financial Statements (continued)


7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

For   purposes   of   pro  forma  disclosures,  the
estimated fair value of the options is amortized to expense over the options' vesting period. The
Company's pro forma information follows:

                                          YEARS ENDED AUGUST 31,
                                         1997                 1996
                                      ---------------------------------
Pro forma net loss                    $(2,326,390)         $ (1,453,678)
                                      =================================
Pro forma net loss per share                $(.65)               $ (.66)
                                      =================================

During the year ended  August 31, 1997, the Company
recorded  deferred  compensation  of  approximately
$395,000  for  financial   reporting   purposes  to
reflect  the  deemed  fair  value  of  the  certain
options    granted   to   non-employees.   Deferred
compensation  is  being  amortized over the vesting
period of the related options.  For  the year ended
August    31,    1997,   the   amortized   deferred
compensation expense was approximately $88,000.

Since SFAS 123 is applicable only to options granted subsequent to August 31, 1995, its pro forma effect will not be fully realized until 2000.

                Ophthalmic Imaging Systems
      Notes to Financial Statements (continued)


8. INCOME TAXES

There was no provision (benefit) for income taxes during the years ended August 31, 1997 or 1996.

The  significant   components   of   the  Company's
deferred  tax assets and liabilities as  of  August
31, 1997 are as follows:

Deferred tax assets:
  Net operating loss carryforwards                $  1,310,000
  Inventory reserves                                   549,000
  Accrued warrant appreciation right                    99,000
  Payroll related accruals                              98,000
  Warranty accrual                                      67,000
  Sales and accounts receivable reserves                39,000
  Uniform capitalization                                29,000
  Other                                                  3,000
                                                  ------------
Total deferred tax assets                            2,194,000
Valuation allowance                                 (2,192,000)
                                                  ------------
Net deferred tax assets                                  2,000

Deferred tax liabilities:
  Depreciation                                           2,000
                                                  ------------
Total deferred tax liabilities                           2,000
                                                  ------------
Net deferred taxes                                $          -
                                                  ============

The valuation  allowance  as of August 31, 1996 was
approximately  $1,473,000  resulting   in   a   net
increase in the allowance of approximately $719,000 for the year.

               Ophthalmic Imaging Systems
        Notes to Financial Statements (continued)


8. INCOME TAXES (CONTINUED)

The principal reasons for the difference between the effective tax rate and the federal statutory income tax rate are presented in the following table:

                                                  YEAR ENDED AUGUST 31,
                                                   1997            1996
                                                --------------------------
Federal benefit expected at statutory rates     $ (718,000)     $ (480,000)
Net operating loss with no current benefit         718,000         480,000
                                                --------------------------
                                                $        -      $        -
                                                ==========================

In connection with the Company's private  placement
of common stock (Note 7) a change of ownership  (as
defined in Section 382 of the Internal Revenue Code
of  1986, as amended) occurred. As a result of this
change,   the   Company's  federal  and  state  net
operating  loss  carryforwards   generated  through
November  21,  1996  (approximately $4,800,000  and
$2,500,000, respectively) and the Company's federal
and   state   Research  and   Development   credits
(approximately $126,000 and $79,000, respectively) will be subject to a total annual limitation in the amount of approximately $107,000.

As a consequence  of  the  limitation, as discussed
above, the Company has at August  31,  1997  a  net
operating    loss    carryover   of   approximately
$3,580,000 for federal income tax purposes which expires between 2007 and 2011, and a net operating loss carryforward of approximately $1,521,000 for state income tax purposes which expires between 1997 and 2002.

9. 401(K) PLAN

The Company has a tax deferred investment plan (the
"401(k)   Plan").   All  full-time  employees   are
eligible to participate  in  the  401(k)  Plan. The
401(k)  Plan originally required mandatory employer
contributions    of   10%   of   the   participants
contributions. The  401(k)  Plan  was  subsequently
amended   to  provide  for  discretionary  employer
contributions.   The   Company  did  not  make  any
matching contributions during either of the years ended August 31, 1997 or 1996.

                Ophthalmic Imaging Systems
         Notes to Financial Statements (continued)


10. SUBSEQUENT EVENT

On November 18, 1997, the Company entered  into  an
accounts    receivable    credit   agreement   (the
"Agreement")  with  the  Bank,   and   all  amounts
outstanding   under   the   Credit  Agreement  were
considered  to  be the initial  advance  under  the
Agreement. The Agreement  allows  for  up to an 80%
advance   rate   on  eligible  accounts  receivable
balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company. The Agreement expires in November 1998. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus
4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of .5% of the average daily balance for the month or $1,200.
Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets.