Form 10QSB
period 1997-11-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 1998-01-14
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

Commission File Number:  1-11140

                       OPHTHALMIC IMAGING SYSTEMS
         (Exact name of registrant as specified in its charter)

                 CALIFORNIA            94-3035367
        (State of Incorporation)(IRS Employer Identification No.)

             221 LATHROP WAY, SUITE I, SACRAMENTO, CA  95815
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

     Yes       XX        No

As of January 12, 1998, 3,905,428 shares of common stock, at no par value, were outstanding.

                    PART I     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                 OPHTHALMIC IMAGING SYSTEMS
                 CONDENSED BALANCE SHEET
                      NOVEMBER 30, 1997
                         (UNAUDITED)

ASSETS

CURRENT ASSETS:
   CASH AND EQUIVALENTS                              $    227,513
   ACCOUNTS RECEIVABLE, NET                             1,662,224
   INVENTORIES, NET                                       936,309
   PREPAID EXPENSES AND OTHER CURRENT ASSETS               60,073
                                                      -----------
TOTAL CURRENT ASSETS                                    2,886,119

FURNITURE AND EQUIPMENT, NET OF ACCUMULATED
   DEPRECIATION AND AMORTIZATION OF $804,290              369,849

OTHER ASSETS                                                9,216
                                                      -----------
                                                      $ 3,265,184
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   BORROWINGS UNDER LINE OF CREDIT                        397,932
   ACCOUNTS PAYABLE                                       687,326
   ACCRUED LIABILITIES                                  1,185,215
   ACCRUED WARRANT APPRECIATION RIGHT                     251,497
   DEFERRED EXTENDED WARRANTY REVENUE                     127,673
   CUSTOMER DEPOSITS                                      315,743
   CURRENT PORTION OF NOTES PAYABLE                           700
                                                       ----------
TOTAL CURRENT LIABILITIES                               2,966,086

NOTES PAYABLE, LESS CURRENT PORTION                            --

COMMITMENTS

STOCKHOLDERS' EQUITY:

    PREFERRED STOCK, NO PAR VALUE, 20,000,000
    SHARES AUTHORIZED; NONE ISSUED OR OUTSTANDING              --

    COMMON STOCK, NO PAR VALUE, 20,000,000 SHARES
    AUTHORIZED; 3,905,428 ISSUED AND OUTSTANDING       10,278,615

    DEFERRED COMPENSATION                                (312,213)

    ACCUMULATED DEFICIT                                (9,667,304)
                                                      -----------
TOTAL STOCKHOLDERS' EQUITY                                299,098
                                                      -----------
                                                        3,265,184
                                                      ===========
SEE ACCOMPANYING NOTES.

                   OPHTHALMIC IMAGING SYSTEMS
                CONDENSED STATEMENTS OF OPERATIONS
                         (UNAUDITED)

                                            THREE MONTHS ENDED NOVEMBER 30,
                                            1997               1996
                                            -------------------------------

NET REVENUES                                $1,901,877         $   884,246
COST OF SALES                                1,181,996             621,532
                                            ------------------------------
GROSS PROFIT                                   719,881             262,714

OPERATING EXPENSES:
    SALES AND MARKETING                        572,418             496,978
    GENERAL AND ADMINISTRATIVE                 323,418             282,768
    RESEARCH AND DEVELOPMENT                   212,268             264,781
                                            ------------------------------
             TOTAL OPERATING EXPENSES        1,108,104           1,044,527
                                            ------------------------------
LOSS FROM OPERATIONS                          (388,223)           (781,813)

OTHER EXPENSE, NET                              (9,129)            (13,722)
                                            ------------------------------
NET LOSS                                      (397,352)           (795,535)
                                            ==============================
SHARES USED IN THE CALCULATION OF
  NET LOSS PER SHARE                         3,905,428           3,320,969
                                            ==============================
NET LOSS PER SHARE                               (0.10)              (0.24)
                                            ==============================

SEE ACCOMPANYING NOTES.

               OPHTHALMIC IMAGING SYSTEMS
            CONDENSED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND EQUIVALENTS
                       (UNAUDITED)


                                         THREE MONTHS ENDED NOVEMBER 30,
                                         1997                 1996
                                         -------------------------------
OPERATING ACTIVITIES:

NET LOSS                                 $  (397,352)         $  (795,535)
ADJUSTMENTS TO RECONCILE NET LOSS TO
  NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION            29,459               31,622
     STOCK OPTION COMPENSATION EXPENSE        28,681                   --
     NET (INCREASE) DECREASE IN
       CURRENT ASSETS OTHER THAN CASH
       AND EQUIVALENTS                      (126,605)             190,107
     NET INCREASE IN CURRENT LIABILITIES
       OTHER THAN SHORT-TERM BORROWINGS      485,991              247,986
                                          -------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                  20,174             (325,820)

INVESTING ACTIVITIES:

PURCHASES OF FURNITURE AND EQUIPMENT         (18,526)            (104,668)
NET (INCREASE) DECREASE IN OTHER ASSETS       (1,831)              23,462
                                          -------------------------------
NET CASH USED IN INVESTING ACTIVITIES        (20,357)             (81,206)

FINANCING ACTIVITIES:

PRINCIPAL PAYMENTS ON NOTES PAYABLE           (1,534)              (1,386)

NET PROCEEDS FROM (REPAYMENTS OF)
  LINE-OF-CREDIT BORROWINGS                   86,930             (269,000)

NET PROCEEDS FROM SALE OF COMMON STOCK            --               85,491
                                           ------------------------------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                  85,396             (184,895)
                                           ------------------------------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                 85,213             (591,921)
                                           ------------------------------
CASH AND EQUIVALENTS AT BEGINNING OF
  PERIOD                                     142,300            1,051,325
                                           ------------------------------
CASH AND EQUIVALENTS AT END OF PERIOD      $ 227,513           $  459,404
                                           ==============================

SEE ACCOMPANYING NOTES.

                       Ophthalmic Imaging Systems

                 Notes to Condensed Financial Statements

          Three Month Periods ended November 30, 1997 and 1996

                               (Unaudited)


Note 1.       BASIS OF PRESENTATION

THE ACCOMPANYING UNAUDITED CONDENSED BALANCE SHEET AS OF NOVEMBER 30, 1997, CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 AND THE CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTH PERIODS ENDED NOVEMBER 30, 1997 AND 1996 HAVE BEEN PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR INTERIM FINANCIAL INFORMATION AND WITH THE INSTRUCTIONS TO FORM 10-QSB AND ITEM 310(B) OF REGULATION S-B. ACCORDINGLY, THEY DO NOT INCLUDE ALL OF THE INFORMATION AND FOOTNOTE DISCLOSURES REQUIRED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPLES FOR COMPLETE FINANCIAL STATEMENTS. IT IS SUGGESTED THAT THESE CONDENSED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE REGISTRANT'S (THE COMPANY'S) ANNUAL REPORT FOR THE FISCAL YEAR ENDED AUGUST 31, 1997 ON FORM 10-KSB. IN THE OPINION OF MANAGEMENT, THE ACCOMPANYING CONDENSED FINANCIAL STATEMENTS INCLUDE ALL ADJUSTMENTS, CONSISTING ONLY OF NORMAL RECURRING ADJUSTMENTS, NECESSARY FOR A FAIR PRESENTATION OF THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS FOR THE PERIODS PRESENTED. THE RESULTS OF OPERATIONS FOR THE PERIOD ENDED NOVEMBER 30, 1997 ARE NOT NECESSARILY INDICATIVE OF THE OPERATING RESULTS FOR THE FULL YEAR.

CERTAIN AMOUNTS IN THE FISCAL 1997 FINANCIAL STATEMENTS HAVE BEEN RECLASSIFIED TO CONFORM WITH THE PRESENTATION IN THE FISCAL 1998 FINANCIAL STATEMENTS.

NOTE 2.     NET LOSS PER SHARE

NET LOSS PER SHARE IS COMPUTED USING THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING. COMMON EQUIVALENT SHARES FROM STOCK OPTIONS AND WARRANTS ARE EXCLUDED FROM THE COMPUTATION OF NET LOSS PER SHARE BECAUSE THEIR EFFECT IS ANTIDILUTIVE.

NOTE 3.   LINE OF CREDIT

IN APRIL 1995, THE COMPANY ENTERED INTO A REVOLVING LINE OF CREDIT AGREEMENT (THE "CREDIT AGREEMENT") WITH A BANK (THE "BANK") WHICH, AFTER SEVERAL AMENDMENTS, EXPIRED ON NOVEMBER 7, 1997. THE MAXIMUM AMOUNT AVAILABLE UNDER THE TERMS OF THE CREDIT AGREEMENT WAS $750,000 AND WAS BASED UPON ELIGIBLE OUTSTANDING ACCOUNTS RECEIVABLE BALANCES. BORROWINGS UNDER THE CREDIT AGREEMENT BORE INTEREST AT THE BANK'S PRIME LENDING RATE PLUS THREE PERCENT AND WERE SECURED BY VIRTUALLY ALL ASSETS OF THE COMPANY. THE CREDIT AGREEMENT ALSO CONTAINED CERTAIN RESTRICTIVE COVENANTS WHICH PROVIDED FOR, AMONG OTHER THINGS, CERTAIN WORKING CAPITAL AND NET WORTH BALANCE AND RATIOS. THE CREDIT AGREEMENT WAS SUBSEQUENTLY CONVERTED TO A FULL RECOURSE ACCOUNTS RECEIVABLE CREDIT AGREEMENT.

ON NOVEMBER 18, 1997, THE COMPANY ENTERED INTO AN ACCOUNTS RECEIVABLE CREDIT AGREEMENT (THE "AGREEMENT") WITH THE BANK, AND ALL AMOUNTS OUTSTANDING UNDER THE CREDIT AGREEMENT WERE CONSIDERED TO BE THE INITIAL ADVANCE UNDER THE AGREEMENT. THE AGREEMENT ALLOWS FOR UP TO AN 80% ADVANCE RATE ON ELIGIBLE ACCOUNTS RECEIVABLE BALANCES, AND THE MAXIMUM BORROWING BASE UNDER THE AGREEMENT IS $1.2 MILLION. THE BANK HAS FULL RECOURSE AGAINST THE COMPANY AND THE AGREEMENT EXPIRES IN NOVEMBER 1998. BORROWINGS UNDER THE AGREEMENT BEAR INTEREST AT THE BANK'S PRIME LENDING RATE PLUS 4%. IN ADDITION, THE BANK WILL CHARGE MONTHLY AN ADMINISTRATIVE FEE EQUAL TO THE GREATER OF 1/2 % OF THE AVERAGE DAILY BALANCE FOR THE MONTH OR $1,200. UNDER THE TERMS OF THE AGREEMENT, BORROWINGS ARE SECURED BY SUBSTANTIALLY ALL OF THE COMPANY'S ASSETS.

NOTE 4.   PRIVATE PLACEMENT

IN NOVEMBER 1995, THE COMPANY COMPLETED A PRIVATE PLACEMENT OF 1,368,421 SHARES OF ITS COMMON STOCK WITH DETACHABLE WARRANTS. THE NET PROCEEDS FROM THIS OFFERING WAS APPROXIMATELY $1,075,000. ALONG WITH EACH SHARE OF COMMON STOCK ISSUED, THE PURCHASERS WERE GIVEN AN "A WARRANT AND "B WARRANT" TO PURCHASE SHARES OF THE COMPANY'S COMMON STOCK. THE A AND B WARRANTS PER SHARE EXERCISE PRICES WERE $1.25 AND $1.75, RESPECTIVELY. THE A AND B WARRANTS EXPIRED ON FEBRUARY 19, 1997 AS AMENDED AND NOVEMBER 21, 1997, RESPECTIVELY.

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

NOTE 5.   NONSTATUTORY STOCK OPTION PLAN

IN   OCTOBER  1997,  THE  COMPANY'S  BOARD  OF  DIRECTORS  APPROVED  THE  1997
NONSTATUTORY STOCK OPTION PLAN (THE "PLAN") UNDER WHICH ALL OFFICERS, EMPLOYEES DIRECTORS AND CONSULTANTS MAY PARTICIPATE. THE PLAN EXPIRES IN OCTOBER 2002. OPTIONS GRANTED UNDER THE PLAN ARE NON-QUALIFIED STOCK OPTIONS AND WILL HAVE A TERM OF NOT LONGER THAN TEN (10) YEARS FROM THE DATE OF GRANT, UNLESS OTHERWISE SPECIFIED IN THE OPTION AGREEMENT. THE EXERCISE PRICES UNDER THE PLAN WILL GENERALLY BE AT 100% OF THE FAIR MARKET VALUE OF THE COMPANY'S COMMON STOCK ON THE DATE OF GRANT. THE MAXIMUM NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK WHICH MAY BE OPTIONED AND SOLD UNDER THE PLAN IS 1,000,000, OF WHICH 861,500 OPTIONS REMAINED AVAILABLE FOR GRANTING AS OF NOVEMBER 30, 1997. AS OF NOVEMBER 30, 1997, STOCK OPTIONS TO PURCHASE 138,500 SHARES AT EXERCISE PRICES OF $1.09 WERE GRANTED AND OUTSTANDING UNDER THE PLAN AND NONE OF THE GRANTED OPTIONS WERE EXERCISED.

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

In this regard, during fiscal 1996 and 1997, the Company expended significant resources in developing a Reading and Documentation Center through which it originally intended to provide documentation services of electronically transmitted digital images acquired at remote locations. The Company has recently redefined the scope of the Reading and Documentation Center, however, to support research and development efforts surrounding its existing products. The Reading and Documentation Center is presently being utilized in the validation of diabetic retinopathy screening through electronically transmitted digital images acquired at remote locations. The Company is currently conducting a pilot program with a major managed care provider to evaluate remote image interpretation for diabetic retinopathy screening and intends to utilize this validation study to help expand the use of the Company's digital imaging products for such screening.

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

During the recently completed fall meeting of the American Academy of Ophthalmology ("AAO"), the Company introduced new models of its digital angiography products incorporating enhanced telemedicine features, with the Company receiving significantly more purchase commitments for its products as compared to previous AAO meetings.

The   Company   no   longer   actively   markets    for   the   sale   of   its
Glaucoma-Scope<reg-trade-mark> but continues to assess market opportunities for this product.

The Company's results of operations have historically fluctuated from quarter to quarter due to a number of factors and are not necessarily indicative of the results to be expected for any future period or expected for the fiscal year ending August 31, 1998. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $397,352, or $.10 per share, for the first quarter of fiscal 1998 as compared to a net loss of $795,535, or $.24 per share, for the first quarter of fiscal 1997.

The Company's revenues for the first quarter of fiscal 1998 were $1,901,877 representing an increase of approximately 215% from revenues of $884,246 for the first quarter of fiscal 1997. The primary factor contributing to the increased 1998 revenue levels was the significantly increased unit sales of the Company's digital angiography products during the first quarter of 1998, including lower-priced digital imaging systems targeted to the general ophthalmology and retinal specialty practice markets introduced at the 1996 fall meeting of the American Academy of Ophthalmology ("AAO"), the initial deliveries of which were made during the latter half of 1997. The Company also made initial deliveries during the first quarter of 1998 of new models of its digital angiography products introduced at the recently completed 1997 fall meeting of the AAO, at which the Company received significantly more purchase commitments for its products as compared to previous AAO meetings. In addition, the reduced 1997 first quarter revenue level reflects the adverse impact of the reallocation of the Company's resources to pursue sales of its Reading and Documentation Center services, which selling activities have since ceased. During 1998, the Company intends to continue to direct the majority of its resources to both support the demand for its digital imaging products and, more recently, to pursue opportunities in the telemedicine/managed care market.

Gross margins were approximately 38% during the first quarter ended November 30, 1997 versus approximately 30% for the comparable quarter of 1997. This increase in gross margin percentage was attributable primarily to the significantly increased revenue levels during 1998. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management anticipates that near-term margin improvement, if any, would result principally from reduced material costs associated with current deliverable system configurations, outsourcing additional manufacturing and assembly operations and related fixed cost reduction measures implemented during the latter half of 1997, including personnel cutbacks, economies of scale from increased unit production and other manufacturing efficiencies.

Sales and marketing and general and administrative expenses accounted for approximately 47% of total revenues during the first quarter of fiscal 1997 as compared with approximately 88% during the first quarter of fiscal 1996. Expense levels increased, however, to $895,836 during the first quarter of 1998 versus $779,747 during the first quarter of 1997. The primary factors contributing to the increase were increased commissions and other costs associated with increase revenue levels during the first quarter of 1998 versus the comparable period 1998, as well as the costs related to additional senior management level personnel hired during the fourth quarter of fiscal 1997. The Company anticipates expenses in this area will continue to run above historical levels.

Research and development expenses, as a percentage of revenues, was approximately 11% in the first quarter of 1998 versus approximately 30% during the same period of 1997. Expense levels also decreased in actual dollar terms to $212,268 during the first quarter of 1998 from $264,781 in 1997. The Company intends to focus its research and development efforts on current product enhancements and reducing cost configurations for its current products. The Company anticipates that research and development expense will be maintained at current levels in the near term.

Other expense was $9,129 during the first quarter of fiscal 1998 versus $13,722 during the same period of 1997. The primary contributing factor to this change was a decrease in interest expense during 1998 versus 1997 associated with reduced average daily borrowings against existing credit lines during the first quarter of 1998 versus 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities generated cash of $20,174 in the first quarter of fiscal 1998 and used cash of $325,820 in the first quarter of fiscal 1997. Cash generated from operating activities in the first quarter of 1998 resulted principally from the collection of accounts receivable, significantly increased revenue levels and increases in customer deposits from orders generated at the 1997 AAO fall meeting, the aggregate impact of which more than offset the net loss for the quarter. Cash used by operations in the 1997 first quarter resulted primarily from the net loss during the period and the decrease in accounts receivable associated with significantly reduced revenue levels during the period, which amount was partially offset by increases in customer deposits from orders generated at the 1996 AAO meeting and other current liabilities, excluding borrowings under the Credit Agreement.

Cash used in investing activities was $20,357 during the first quarter of 1998 as compared to $81,206 during the same period for 1997. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments regarding capital expenditures. The Company, however, will continue to upgrade its existing management information and corporate communications systems, which may result in increased near-term capital expenditures. In addition, the Company anticipates certain capital expenditures to support efforts to expand its technology to telemedicine/managed care applications. The Company anticipates that related expenditures, if any, will be financed from one or more of the following sources: (i) working capital; (ii) borrowings under an existing credit agreement, if available; or (iii) debt, equity or other financing arrangements, if any, available to the Company.

The Company generated cash of $85,396 from financing activities during the first quarter of fiscal 1998 as compared to using cash in the amount of $184,895 during the same period of fiscal 1997. The source of cash from financing activities in 1998 was proceeds from increased borrowings under the Credit Agreement. The use of cash in financing activities during the 1997 period was principally repayments of borrowings under the Credit Agreement, which amount was partially offset by net proceeds from the exercise of stock options issued to employees. Principal repayments on notes payable was negligible in both 1997 and 1996.

As indicated in Note 3 of the Notes to Condensed Financial Statements, on November 18, 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement expires in November 1998. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2 % of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets.

The Company believes that its existing cash balances together with ongoing collections of its accounts receivable and recently increased available borrowing capacity under the Agreement will be adequate to meet its liquidity and capital requirements in the near term. The Company does not expect to experience collection difficulties with respect to its accounts receivable that would have a material adverse effect on its liquidity. In addition, principal and interest amounts due under the alternative stock appreciation right with the Bank, which amounts were approximately $251,000 as of November 30, 1997, and were originally payable on November 30, 1997, have recently been extended to April 1, 1998. The Company will, however, continue to evaluate alternative sources of capital to meet its cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. There can be no assurance, however, that additional financing will be available and, if available, can be obtained on terms favorable to the Company. Additional capital could also be made available to the Company pursuant to the exercise of Series C Warrants issued to JB Oxford & Company ("JBO") in connection with a November 1995 private placement of the Company's common stock, as well as from other outstanding stock options; however, there can be no assurance any such warrants or options will be exercised in the near-term, if at all. In this regard, there can be no assurance that the SEC investigation of JBO discussed immediately below may not adversely affect JBO's ability to exercise the Series C Warrants.

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

In addition, the Company faces the possibility of its common stock being delisted from NASDAQ unless it meets the Minimum Closing Price Requirement as stipulated by NASDAQ. Under the NASDAQ rules, one prerequisite to continued listing on NASDAQ, is maintenance by a company of a minimum closing bid price of $1.00 per share. If a company's closing bid price per share is below $1.00 per share for ten (10) consecutive trading days, the company may be subject to having its shares delisted from NASDAQ.

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

Although the bid price of the Company's shares has closed at or above $1.00 per share for well in excess of ten (10) consecutive trading days since September 23, 1997, the Company did not meet the Minimum Closing Price Requirement during the 90 calendar day period from September 23, 1997. While the Company remains listed and has not been notified that NASDAQ will commence delisting action, there can be no assurance that the Company may not become subject to delisting from the NASDAQ Small-Cap Market in the future.

Another prerequisite to continued listing on NASDAQ is maintenance of capital and surplus of at least $1 million. At August 31, 1997, the Company's capital and surplus balance was below $1 million and, in December 1997, the Company received a letter from NASDAQ which indicated that, although the Company's capital and surplus balance did not meet the $1 million requirement, NASDAQ was not going to commence any delisting action at that time, pending receipt by NASDAQ from the Company of proposal(s) for achieving compliance. The Company is currently in discussion with NASDAQ regarding this issue.

If the Company's common stock is delisted, it may be difficult for the Company to raise capital through the sale of its common stock.

                PART II     OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS
              None.

ITEM 2.       CHANGES IN SECURITIES

In October 1997, the Company's board of directors approved the 1997 Nonstatutory Stock Option Plan (the "Plan") under which all officers, employees directors and consultants may participate. The Plan expires in October 2002. Options granted under the Plan are non-qualified stock options and will generally have a term of ten (10) years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Plan will generally be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 861,500 options remained available for granting as of November 30, 1997. As of November 30, 1997, stock options to purchase 138,500 shares at exercise prices of $1.09 were granted and outstanding under the Plan and none of the granted options were exercised.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

             None.

ITEM 5.    OTHER INFORMATION

The Board of Directors currently is considering the long range strategic plan for the Company and intends to engage the services of an investment banker or other financial advisor to assist it in evaluating and analyzing the strategic alternatives and potential business prospects available to the Company, including possible joint venture arrangements, acquisitions, third party investments, or the sale of the Company. Although the Company from time to time has considered and evaluated, and has engaged in informal and formal discussions concerning, certain business combination transaction or other joint business arrangements with unaffiliated third parties, the Company has not entered into any such transactions. The Company, however, recently has received inquiries from third parties regarding possible investments in the Company or other business ventures and opportunities which could involve, among other things, the sale of the Company or other business combination transactions. The Company intends to evaluate these opportunities with its investment banker or financial advisor as part of its long range strategic planning. Presently, the Company does not have any current understandings, arrangements, or agreements, whether written or oral, with respect to any specific transaction and, to date, has had only preliminary discussions with third parties relating thereto. Upon completion of the Board of Directors' determination of the appropriate strategic plan for the Company and its shareholders, it will attempt to implement the plan. However, there can be no assurance that the Company will be able to successfully implement such plan, or if implemented, that such plan will be successful.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted.

(b) A Form 8-K was filed on January 2, 1998, to report under Item 5 thereof the Company's adoption of a Rights Agreement, dated as of December 31, 1997, between Ophthalmic Imaginng Systems and American Securities Transfer, Inc., a copy of which Form 8-K will be made available upon request to the Company at its principal offices.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OPHTHALMIC IMAGING SYSTEMS
                                      (Registrant)


                                       By:  STEVEN R. VERDOONER
                                            Steven R. Verdooner,
                                            Chief Executive Officer and Chief
                                            Financial Officer (principal
                                            executive officer and principal
                                            financial and accounting officer)

                                        By: WILLIAM L. MINCE
                                            William L. Mince,
                                            President and Chief Operating
                                            Officer

Dated:  January 14, 1998

                               INDEX TO EXHIBITS

           Exhibit
           NUMBER          DESCRIPTION OF EXHIBIT                                Footnote REFERENCE

           3.1             Articles  of Incorporation of the Registrant, as        *
                           amended.
           3.1(a)          Amendment    to   Articles   of   Incorportation      (11)
                           (Certificate of  Determination of Preferences of
                           Series A Junior Participating Preferred Stock of
                           Ophthalmic Imaging Systems).
           3.2             Amended Bylaws of the Registrant.                       *
           4.1             See  Exhibits  3.1 and 3.2 for provisions of the        *
                           Articles of Incorporation,  as  amended, and the
                           amended  Bylaws of the Registrant  defining  the
                           rights  of   holders  of  Common  Stock  of  the
                           Registrant.
           4.2             Specimen of Stock Certificate.                          *
           4.3             Rights Agreement, dated as of December 31, 1997,      (10)
                           between   Registrant   and  American  Securities
                           Transfer,  Inc.,  including   form   of   Rights
                           Certificate attached thereto.
           10.1            Lease  Agreement,  dated  as  of  July 10, 1987,        *
                           between   the   Registrant   (as   tenant)   and
                           Transamerica/Emkay  Income  Properties   I,   as
                           amended on July 23, 1990 and June 11, 1991.
           10.1(a)         Seventh  Amendment  to  lease  effective  as  of       (7)
                           July_18, 1996.
           10.2            Employment  Agreement,  dated  March  27,  1992,        *
                           between the Registrant and Dennis J. Makes.
           10.2(a)         Amendment  dated June 30, 1993 to the Employment       (1)
                           Agreement between  the  Registrant and Dennis J.
                           Makes dated March 27, 1992.
           10.3            Confidentiality  Agreement, dated March 27, 1992        *
                           between the Registrant and Dennis J. Makes.
           10.4            Confidentiality  Agreement, dated March 27, 1992        *
                           between the Registrant and Steven R. Verdooner.



           10.5            Confidentiality  Agreement, dated March 27, 1992        *
                           between the Registrant and Richard Wullaert.
           10.6            Consulting  Agreement,  dated  January 23, 1992,        *
                           between  the  Registrant  and G. Peter  Halberg,
                           M.D.
           10.7            Assignment dated October 23, 1990 of U.S. Patent        *
                           Application   for   Apparatus   and  Method  for
                           Topographical  Analysis  of  the Retina  to  the
                           Registrant by Steven R. Verdooner,  Patricia  C.
                           Meade,  and Dennis J. Makes (as recorded on Reel
                           5490, Frame  423 in the Assignment Branch of the
                           U.S. Patent and Trademark Office).
           10.8            Form  of  International  Distribution  Agreement        *
                           used  by  the Registrant and sample form of  End
                           User Software License Agreement.
           10.9            Original Equipment Manufacturer Agreement, dated        *
                           April  1,  1991, between the Registrant and SONY
                           Medical  Electronics,   a   division   of   SONY
                           Corporation of America.
           10.10           Original   Equipment   Manufacturer/Value  Added        *
                           Reseller Agreement, dated  May  7, 1991, between
                           the Registrant and Eastman Kodak Company.
           10.11           The  Registrant's 1992 Nonstatutory Stock Option        *
                           Plan  and  sample  form  of  Nonstatutory  Stock
                           Option Agreement.
           10.12           Common  Stock  and  Warrant  Purchase  Agreement        *
                           ("Stock   Purchase   Agreement"),  dated  as  of
                           February 8, 1992, among  the  Registrant, Jonnie
                           R. Williams, Kathleen M. O'Donnell,  as  Trustee
                           of  Irrevocable Trust No. 6, FBO F.E. O'Donnell,
                           Jr.,  M.D.,  Steven  R.  Verdooner and Dennis J.
                           Makes.
           10.12(a)        Amendment  No.  1  to  Stock Purchase Agreement,        *
                           dated  March  25,  1992, among  the  Registrant,
                           Jonnie  R.  Williams,  individually,  Jonnie  R.
                           Williams, as Trustee of Irrevocable Trust No. 1,
                           Rambert Simmons,  and  Kathleen M. O'Donnell, as
                           Trustee of Irrevocable Trust  No.  6,  FBO  F.E.
                           O'Donnell, Jr., M.D.
           10.13           Cross-Indemnification      Agreement,      dated        *
                           February_14,  1991,  among  Dennis Makes, Steven
                           Verdooner, and Richard Wullaert.



           10.14           Key Man Life Insurance Policies in the amount of        *
                           $1,000,000  for  each  of  Dennis_J.  Makes  and
                           Steven  R. Verdooner, with the Registrant as the
                           named beneficiary.
           10.15           Warrant  dated  February  12, 1993 issued by the       (1)
                           Registrant  to Steven R. Verdooner  to  purchase
                           50,000 shares of Common Stock.
           10.16           Stock Option Plan.                                     (1)
           10.17           Promissory  Note  dated January_4, 1993 from the       (1)
                           Registrant to Western  Financial Savings Bank in
                           the  amount  of  $25,209.83   due   in  full  by
                           January_4, 1998.
           10.18           Rental  Agreement  dated  May  1,  1994  by  and       (2)
                           between the Registrant and Robert J. Rossetti.
           10.19           Security  and  Loan Agreement (with Credit Terms       (3)
                           and Conditions)  dated  April_12,  1995  by  and
                           between the Registrant and Imperial Bank.
           10.19(a)        General  Security Agreement dated April_12, 1995       (3)
                           by and between the Registrant and Imperial Bank.
           10.19(b)        Warrant  dated  November  1,  1995 issued by the       (4)
                           Registrant to Imperial Bank to  purchase  67,500
                           shares of Common Stock.
           10.19(c)        Amended Loan and Security Agreement (with Credit       (4)
                           Terms and Conditions) dated November 1, 1995.
           10.19(d)        Registration  Rights Agreement dated November 1,       (4)
                           1995 between the Registrant and Imperial Bank.
           10.19(e)        Amended Loan and Security Agreement (with Credit       (6)
                           Terms and Conditions) dated April 4, 1996.
           10.19(f)        Amended Loan and Security Agreement (with Credit       (7)
                           Terms and Conditions) dated July 12, 1996.
           10.19(g)        Amended Loan and Security Agreement (with Credit       (7)
                           Terms and Conditions) dated November 21, 1996.
           10.19(h)        Amended Loan and Security Agreement (with Credit       (8)
                           Terms and Conditions) dated June 3, 1997.



           10.19(i)        Amended Loan and Security Agreement (with Credit       (9)
                           Terms and Conditions) dated August 28, 1997.
           10.19(j)        Amended Loan and Security Agreement (with Credit       (9)
                           Terms and Conditions) dated October 24, 1997.
           10.19(k)        Amended Loan and Security Agreement (with Credit       (9)
                           Terms and Conditions) dated November 3, 1997.
           10.19(l)        Amended Loan and Security Agreement (with Credit       (9)
                           Terms and Conditions) dated November 21, 1997.
           10.19(m)        Agreement   of   Purchase  of  Receivable  (Full       (9)
                           Recourse)  dated  November   18,   1997  between
                           Registrant and Imperial Bank.
           10.20           Purchase  Agreements  dated  November  21,  1995       (4)
                           between  the Registrant, JB Oxford & Company and
                           certain Investors.
           10.20(a)        Warrant   Agreement   dated  November  21,  1995       (4)
                           between the Registrant,  JB Oxford & Company and
                           certain Investors.
           10.20(b)        First Amendment Warrant Agreement dated November       (7)
                           21,  1996  between  the  Registrant, JB Oxford &
                           Company and certain Holders.
           10.20(c)        Registration Rights Agreement dated November 21,       (4)
                           1995 between the Registrant, JB Oxford & Company
                           and certain Investors.
           10.21           Employment  Agreement  dated  November  20, 1995       (4)
                           between the Registrant and Steven R. Verdooner.
           10.22           Employment  Agreement  dated  November  20, 1995       (4)
                           between the Registrant and R. Michael Clark.
           10.23           Employment Agreement dated July 14, 1997 between       (9)
                           the Registrant and William L. Mince.
           10.25           The  Registrant's 1995 Nonstatutory Stock Option       (5)
                           Plan  and  sample  form  of  Nonstatutory  Stock
                           Option Agreement.
           10.26           The  Registrant's 1997 Nonstatutory Stock Option      (12)
                           Plan  and  sample  form  of  Nonstatutory  Stock
                           Option Agreement.



          *           INCORPORATED  BY REFERENCE TO THE LIKE-NUMBERED EXHIBITS PREVIOUSLY FILED WITH
                      REGISTRANT'S REGISTRATION STATEMENT ON FORM S-18, NUMBER 33-46864-LA.
         (1)          INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR
                      THE FISCAL YEAR ENDED AUGUST 31, 1993 FILED ON NOVEMBER 26, 1993.
         (2)          INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR
                      THE FISCAL YEAR ENDED AUGUST 31, 1994 FILED ON NOVEMBER 29, 1994.
         (3)          INCORPORATED BY  REFERENCE TO THE REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995 FILED ON JULY 14, 1995.
         (4)          INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR
                      THE FISCAL YEAR ENDED AUGUST 31, 1995 FILED ON NOVEMBER 29, 1995.
         (5)          INCORPORATED BY REFERENCE  TO  THE REGISTRANT'S REGISTRATION STATEMENT ON FORM
                      S-8 FILED ON MAY 28, 1996, NUMBER 333-0461.
         (6)          INCORPORATED BY REFERENCE TO THE  REGISTRANT'S QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1996 FILED ON JULY 15, 1996.
         (7)          INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR
                      THE FISCAL YEAR ENDED AUGUST 31, 1996 FILED ON NOVEMBER 29, 1996.
         (8)          INCORPORATED BY REFERENCE TO THE REGISTRANT'S  QUARTERLY REPORT ON FORM 10-QSB
                      FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997 FILED ON JULY 15, 1997.
         (9)          INCORPORATED BY REFERENCE TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-KSB FOR
                      THE FISCAL YEAR ENDED AUGUST 31, 1997 FILED ON DECEMBER 1, 1997.
        (10)          INCORPORATED BY REFERENCE TO EXHIBIT 1 OF THE REGISTRANT'S  FORM  8-K FILED ON
                      JANUARY 2, 1998.
        (11)          INCORPORATED  BY  REFERENCE TO EXHIBIT A OF EXHIBIT 1 OF THE REGISTRANT'S FORM
                      8-K FILED ON JANUARY 2, 1998.
        (12)          EXHIBIT FILED HEREWITH.
