Form 10QSB
period 1998-02-28
OPHTHALMIC IMAGING SYSTEMS INC
filed 1998-04-15
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1998

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

     Yes   XX       No

As of April 13, 1998, 4,155,428 shares of common stock, at no par value, were outstanding.

                    PART I     FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   Ophthalmic Imaging Systems

                                     Condensed Balance Sheet
                                       February 28, 1998
                                          (Unaudited)

Assets
------

Current assets:
       Cash and equivalents                                      $    74,960
       Accounts receivable, net                                       882,048
       Inventories, net                                               987,574
       Prepaid expenses and other current assets                      113,223
                                                             ---------------
Total current assets                                                2,057,805
Furniture and equipment, net of accumulated
       depreciation and amortization of $835,371                      416,205
Other assets                                                           16,473
                                                                 $  2,490,483
                                                              ===============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
       Borrowings under line of credit                              $ 115,951
       Accounts payable                                               609,106
       Accrued liabilities                                          1,695,213
       Accrued warrant appreciation right                             262,175
       Deferred extended warranty revenu e                            110,592
       Customer deposits                                              336,105
       Current portion of notes payable                                   186
                                                             -----------------

Total current liabilities                                           3,129,328

Notes payable, less current portion                                        --

Commitments

Stockholders' deficit:
       Preferred stock, no par value, 20,000,000 shares authorized;
               none issued or outstanding                                  --
       Common stock, no par value, 20,000,000 shares authorized;
               4,155,428 issued and outstanding                    10,492,365
       Deferred compensation                                         (277,866)
       Accumulated deficit                                        (10,853,344)
                                                                -------------
Total stockholders' deficit                                          (638,845)
                                                                -------------
                                                                  $ 2,490,483
                                                                =============
See accompanying notes.

                           Ophthalmic Imaging  Systems

                     Condensed Statements of Cash Flows
                 Increase (Decrease) in Cash and Equivalents
                                 (Unaudited)


                                           Six months ended February 28,
                                               1998                   1997
                                        ------------------------------------
Operating activities:

Net loss                                 $   (1,583,392)      $     (694,316)

Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
    Depreciation and amortization                60,540               67,283
    Stock option compensation expense            63,028                   --
    Net decrease (increase) in current assets
       other than cash and equivalents          549,156             (439,064)
    Net increase in current liabilities
       other than short-term borrowings         931,728              116,446
                                          ----------------------------------
Net cash provided by (used in) operating
 activities                                      21,060             (949,651)

Investing activities:

 Purchases of furniture and equipment           (95,963)            (116,581)
Net (increase) decrease in other assets          (9,088)              16,882
                                         ------------------------------------
Net cash used in investing activities          (105,051)             (99,699)

Financing activities:

Principal payments on notes payable             (2,048)               (3,287)
Net proceeds from (repayments of)
line-of-credit borrowings                     (195,051)             (269,000)
Net proceeds from sale of common stock         213,750               605,481
                                         ------------------------------------
Net cash provided by (used in) financing
activities                                      16,651               333,194
                                         ------------------------------------

Net increase (decrease) in cash and
equivalents                                    (67,340)             (716,156)

Cash and equivalents at beginning of
period                                         142,300             1,051,325
                                         -----------------------------------

Cash and equivalents at end of period         $ 74,960             $ 335,169
                                         ====================================

See accompanying notes.

                                  OPHTHALMIC IMAGING SYSTEMS
                             Condensed Statements of Operations
                                         (Unaudited)

                                      Three months ended February 28,         Six months ended February 28,
                                      1998                1997                1998                1997
                                      -------------------------------        ---------------------------------

Net revenues                          $ 1,468,157         $ 2,285,407        $ 3,370,034          $ 3,169,653
Cost of sales                           1,026,652           1,296,445          2,208,648            1,917,977
Gross Profit                              441,505             988,962          1,161,386            1,251,676

Operating expenses:
     Sales and marketing                  488,418             391,633          1,060,836              888,611
     General and administrative           929,940             249,908          1,253,358              532,676
     Research and development             189,437             232,645            401,705              497,426
                                      -------------------------------         -------------------------------
      Total operating expenses          1,607,795             874,186          2,715,899            1,918,713
                                      -------------------------------         -------------------------------
Income (loss) from operations          (1,166,290)            114,776         (1,554,513)            (667,037)
Other expense, net                        (19,750)            (13,557)           (28,879)             (27,279)
                                      ------------------------------          -------------------------------
Net income (loss)                    $ (1,186,040)          $ 101,219        $(1,583,392)        $   (694,316)
                                      ===============================        =================================

Shares used in the calculation of
   basic net income (loss) per
   share                                3,908,206           3,544,163          3,906,817            3,432,566
                                       ==============================         =================================

Basic net income (loss) per share         $ (0.30)             $ 0.03        $     (0.41)        $      (0.20)
                                       ===============================        =================================

Shares used in the calculation of
   diluted net income (loss) per
   share                               3,908,206            5,014,422          3,906,817            3,432,566
                                      ===============================         ================================

Diluted net income (loss) per
   share                              $    (.30)          $      0.02         $    (0.41)        $      (0.20)
                                      ================================        ================================

See accompanying notes.





<PAGE 5>

                                 Ophthalmic Imaging Systems

                          Notes to Condensed Financial Statements

                Three and Six Month Periods ended February 28, 1998 and 1997

                                          (Unaudited)


Note 1.            Basis of Presentation

                   The accompanying unaudited condensed balance sheet as of February 28, 1998, condensed statements of operations for the three and six month periods ended February 28, 1998 and 1997 and the condensed statements of cash flows for the three and six month periods ended February 28, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1997 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended February 28, 1998 are not necessarily indicative of the operating results for the full year.

                   Certain amounts in the fiscal 1997 financial statements have been reclassified to conform with the presentation in the fiscal 1998 financial statements.

Note 2.            Net Income (Loss) Per Share

                   In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
                   "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 2.            Net Income (Loss) Per Share (continued)

                   The following table sets forth the computation of basic and diluted income (loss) per share:

                                                Unaudited                        Unaudited
                                              Three Months                   Six Months Ended
                                                  Ended                        February 28,
                                              February 28,
                                        1998                1997             1998               1997
                                        ---------------------------------------------------------------
Numerator for basic and
 diluted net income
    (loss) per share                    $(1,186,040)        101,219          (1,583,392)      (694,316)
                                        ===============================================================
Denominator for basic
 net income (loss) per
 share:
     Weighted average
      shares                              3,908,206       3,544,163           3,906,817      3,432,566

Effect of dilutive securities:
 Employee stock options                          --         569,484                  --             --
 Warrants and other                              --         900,775                  --             --
                                         -------------------------------------------------------------
Dilutive potential common
 shares                                          --       1,470,259                  --             --
                                         --------------------------------------------------------------
Denominator for diluted
 net income (loss) per share               3,908,206      5,014,422           3,906,817      3,432,566
                                         =============================================================

Basic net income (loss)
 per share                               $     (0.30)    $    (0.03)         $    (0.41)    $    (0.20)
                                         ==============================================================
Diluted net income (loss)
 per share                               $     (0.30)    $     0.02             $ (0.41)    $    (0.20)
                                         ==============================================================


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

                     On November 18, 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement expires in November 1998. Borrowings under the Agreement bear interest at the Banks's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2 % of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets.

Note 4.             Private Placement

                    In November 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering was approximately $1,075,000. Along with each share of common stock issued, the purchasers were given an "A
                    Warrant" and "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices were $1.25 and $1.75, respectively. The A and B Warrants expired on February 19, 1997 as amended and November 21, 1997, respectively.

                   The private placement underwriter was issued a warrant ("C Warrant") to purchase 250,000 shares of the Company's common stock at $.95 per share. The number of shares exercisable as well as the per share exercise price are subject to adjustment upon the occurrence of certain events. This warrant expires on November 21, 1999. In addition, the underwriter will receive as a commission, 10% of the proceeds received by the Company upon exercise of the A and B Warrants described above.

                   In February 1998, the underwriter sold its rights under the C Warrant and the C Warrant was exercised for all 250,000 shares exercisable thereunder. The net proceeds recognized from the exercise of said C Warrant was approximately $213,750 (see Note 6).

Note 5.            Nonstatutory Stock Option Plan

                   In October 1997, the Company's board of directors approved the 1997 Nonstatutory Stock Option Plan (the "Plan") under which all officers, employees directors and consultants may participate. The Plan expires in October 2002. Options granted under the Plan are non-qualified stock options and will have a term of not longer than ten (10) years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Plan will generally be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 798,000 options remained available for granting as of February 28, 1998. As of February 28, 1998, stock options to purchase 202,000 shares at exercise prices of between $1.09 and $1.38 were granted and outstanding under the Plan and none of the granted options were exercised.

Note 6.           Stock Purchase Agreement

                  On February 25, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premier Laser Systems, Inc., a California corporation ("Premier") pursuant to which, among other things: (i)
                  Premier agreed to commence a tender offer ("Tender Offer") to acquire all shares of the Company's common stock not held by Premier or its affiliates in exchange for a combination of cash and Premier securities; and (ii) the Company agreed to recommend that shareholders tender their shares of the Company's common stock in the Tender Offer and not to solicit any competing acquisition proposals.
                  As a condition to the Stock Purchase Agreement, the Company agreed to amend its Rights Agreement ("Rights Agreement") dated as of December 31, 1997, by and between the Company and American Securities Transfer, Inc., as rights agent, to permit Premier to acquire up to 51.3% of the Company's outstanding Common Stock in private transactions to be made simultaneously with the execution of the Stock Purchase Agreement.

                  Under the Stock Purchase Agreement, pursuant to the Tender Offer, each of the Company's shareholders will receive, in exchange for each share of the Company's common stock: (i) $1.75 per share in cash; (ii) $0.25 in value (measured by a formula in the Stock Purchase Agreement) of Premier Class A Common Stock; and (iii) one Class C and one Class D Warrant (collectively, the "Warrants"). Each Warrant will be exercisable for fractional shares of Premier common stock having a value (at the measurement date as defined in the Stock Purchase Agreement) of $0.25, but the exercisability of such Warrants will be conditional upon the achievement of certain sales targets for the Company's products. No fractional shares of Premier common stock will be issued pursuant to the Tender Offer, and the Company's shareholders who otherwise would be entitled to receive a fractional share of Premier common stock will receive a cash payment in lieu thereof. It is anticipated that following consummation of the Tender Offer, Premier will engage in a merger transaction in which the remaining holders of the Company's common stock will receive an economic benefit similar to that being paid in the Tender Offer.

                  The Tender Offer will be extended to any shares of the Company's common stock which are unconditionally issued or allotted upon the exercise of vested options granted under the Company's stock option plans or otherwise until the expiration date of the Tender Offer. In addition, option holders under the Company's stock option plans will be offered an opportunity to cancel any unexercised options in return for the grant of comparable Premier options (after giving effect to an exchange ratio based on a value of $2.18 per share of the Company's common stock), to purchase Premier common stock.

Note 6.           Stock Purchase Agreement (continued)

                  The Company has been advised that the cash portion of the Private Acquisitions (as defined below), the Warrant exercise and the proposed Tender Offer (and any proposed merger), and the fees and costs incurred or to be incurred in connection therewith, have been and will be paid from existing cash and other working capital of Premier and that no outside sources of funds or borrowings will be used.

                  Simultaneous   with   execution   of  the  Stock  Purchase
                  Agreement, Premier entered into individual purchase agreements ("Purchase Agreement" or "Purchase Agreements") with three shareholders, including a director of the Company and JB Oxford & Company ("JBO"), providing for these parties to sell to Premier an aggregate of 730,360 shares of the Company's common stock. Additionally, JBO sold to Premier, pursuant to the terms of the JBO Purchase Agreement, warrants (the "JBO Warrants") to purchase 250,000 shares of the Company's common stock. Premier exercised the JBO Warrants on February 26, 1998 (the purchases made pursuant to the Purchase Agreements are referred to collectively as the "Private Acquisitions").

                 The purchase of the Company's shares pursuant to the Private Acquisitions and the exercise of the JBO Warrants have increased Premier's beneficial ownership of the Company's common stock to an aggregate of 2,131,758 shares, or approximately 51.3% of the outstanding shares of the Company's common stock. The total consideration paid by Premier for the Company's common stock pursuant to the Private Acquisitions was approximately $2,137,185, or $2.18 per share, which consideration was paid for in a combination of cash and Premier securities in approximately the same relative amounts as to be paid to the Company's stockholders under the terms of the Stock Purchase Agreement.

                  The Purchase Agreement with the Company's director provides for recession if Premier fails to make, or withdraws, abandons, or terminates the Tender Offer without purchasing all shares validly tendered and not withdrawn.

                  In order to permit the Private Acquisitions and the offer contemplated by the Stock Purchase Agreement, the Board of Directors of the Company, after considering the terms of the Stock Purchase Agreement and an opinion rendered by the Company's independent financial advisors as to the fairness of Premier's offer to shareholders of the Company, amended the Company's Rights Agreement.

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

The  Company,  a California corporation,  is engaged  in  the  business of
designing, developing,   manufacturing   and  marketing ophthalmic digital
imaging systems and has derived substantially all of its revenues from the sale of such products.

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

During  the   past  quarter,  the  Company's product  development efforts
have been primarily   involved   with  features  and enhancements to its
existing products targeting various telemedicine applications, including screening, remote consultation and distance learning, as well as exploration of new products.

On  February  25, 1998, the Company  entered into a Stock Purchase Agreement
(the "Stock Purchase  Agreement")  with   Premier  Laser Systems, Inc.,  a
California  corporation ("Premier"),  pursuant to which, among other things:
(i) Premier  agreed  to  commence  a tender offer ("Tender Offer") to acquire
all shares  of  the  Company's  common stock not held   by  Premier  or  its
affiliates in exchange for a combination of cash and Premier securities; and (ii the Company agreed to recommend that shareholders tender their shares of the Company's common stock in the Tender Offer and not to
solicit any competing  acquisition  proposals.    As a condition  to  the
Stock Purchase Agreement, the Company agreed to amend its Rights Agreement ("Rights Agreement") dated as of December 31, 1997 by and between the Company and American Securities Transfer, Inc., as rights agent, to permit Premier to acquire up to 51.3% of the Company's outstanding common stock in private purchase agreements made simultaneously with the execution of the  Stock Purchase Agreement. For additional information
regarding  the terms and   conditions   of   the  Stock  Purchase Agreement,
see the Company's  Form 8-K filed on March 9, 1998, as referenced  in Part II,
Item 6 of this Form 10-QSB.

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

RESULTS OF OPERATIONS
---------------------

The   Company   incurred   a   net  loss  of 1,186,040,  or  $.30  per share,
for the second quarter of fiscal 1998 as compared to net income of $101,219, or $.02 per share, for the second quarter of fiscal 1997. The Company incurred a net loss of $1,583,392, or $.41 per share, for the first six months of 1998 versus a net loss of $694,316, or $.20 per share, for
the comparable period of 1997.   The  per  share  figures are diluted amounts
in  accordance   with   Financial Accounting Standards No. 128  (see Note 2
of Notes to Condensed Financial Statements).

The   Company's  revenues  for  the   second quarter  of  fiscal  1998  were
$1,468,157, representing a decrease of approximately 36% from revenues of $2,285,407 for the second quarter of fiscal 1997. Revenues for the
first  six  months  of  fiscal   1998   were $3,370,034,  or an increase of
approximately 6%  versus  $3,169,653  for  the  comparable
period of 1997.   One of the primary reasons for  the  significantly
decreased  revenue levels  during  the second quarter  of  1998 versus  the
second  quarter  of  1997  was revenues   recognized  during   the   second
quarter of 1997 from deliveries against orders received during the first quarter of 1997, which orders were carried over in an unusually high
deliverable  backlog from the first quarter of fiscal 1997.   To  a lesser
extent, sales during the second quarter of 1998 were adversely impacted by management's efforts being directed to the negotiation of the Stock Purchase
Agreement and less time devoted  to the generation  of  sales.   The
slightly increased year to date 1998 revenue levels   include   revenues
from initial deliveries  during the first half of 1998 of new   models  of
the   Company's   digital angiography  products introduced at the 1997 of all meeting of the AAO.

Gross margins  were approximately 30% during
the second quarter  ended  February 28, 1998
versus approximately 43% for  the comparable
quarter  of 1997.  For the six-month  period
ended February  28, 1998, gross margins were
approximately    33%    as    compared    to
approximately  39%   during  the  comparable
period  of  1997.   The  decrease  in  gross
margin percentage during the  second quarter
was    attributable    primarily    to   the
significantly   decreased   revenue   levels
during the second quarter of 1998 and,  to a
lesser   extent,   the   adverse  impact  of
increased   reserves  for  potential   field
upgrades  recognized   for  certain  systems
delivered  during the 1998  second  quarter.
Furthermore, the increase of such reserves for systems delivered during the first half of 1998 was a principal factor for the decrease in gross margins for the six month period of 1998 as compared to 1997.

As  a  percentage  of  revenues,  sales  and
marketing  and  general  and  administrative
expenses accounted for approximately  97% of
total revenues during the second quarter  of
fiscal  1998  versus  approximately  28%  of
total  revenues during the comparable second
quarter  of  fiscal 1997.  For the first six
months of fiscal  1998 and fiscal 1997, such
expenses accounted for approximately 69% and
45%  of total revenues  for  the  respective
six-month   periods.   Expense  levels  also
increased to  $1,418,358  during  the second
quarter  of 1998 versus $641,541 during  the
second quarter  of  1997.  For the first six
months of 1998, expense  levels increased to
$2,314,194   from  $1,421,287   during   the
comparable  period  of  1998.   The  primary
factors contributing to these increases were
significant investment  banking,  legal  and
other  professional  costs recognized during
the second quarter of  1998  associated with
the   negotiation   of  the  Stock  Purchase
Agreement, the costs  related  to additional
senior management personnel hired during the
fourth  quarter of fiscal 1997, as  well  as
increased compensation expense recognized in
connection with stock options issued to non-
employees  and  non-directors.   To a lesser
extent,  increased  commissions  and   other
costs   associated   with  increase  revenue
levels  also contributed  to  the  increased
expense levels  for  the first six months of
1998.  The Company anticipates  expenses  in
this   area   will  continue  to  run  above
historical levels.

Research  and  development  expenses,  as  a
percentage of revenues,  were  approximately
13%  in  the  second quarter of 1998  versus
approximately 10%  in  the second quarter of
1997.  For the first six  months  of  fiscal
1998,    such    expenses    accounted   for
approximately  12%  of  total  revenues   as
compared  to  approximately  16%  during the
comparable  period of 1997.  Expense  levels
decreased in actual dollar terms to $189,437
during  the  second  quarter  of  1998  from
$232,645  in 1997.   During  the  first  six
months of fiscal  1998,  expense levels also
decreased in actual dollar terms to $401,705
versus $497,426 in 1997.   The  Company  has
focused its research and development efforts
on current product enhancements and reducing
cost    configurations   for   its   current
products.

Other expense  was $19,750 during the second
quarter of fiscal 1998 versus $13,557 during
the second quarter  of  1997.  For the first
six months of 1998 and 1997,  other  expense
was $28,879 and $27,279, respectively.   The
primary  contributing factor to the increase
during  the  second  quarter  was  increased
interest   expense  associated  with  higher
interest rates and related bank charges on average daily borrowings against existing credit lines during 1998 versus 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's operating activities generated
cash of $21,060  during the first six months
of fiscal 1998 and  used  cash  of  $949,651
during the comparable period for 1997.  Cash
generated  from operating activities in  the
first   six   months    of   1998   resulted
principally from the collection  of accounts
receivable,  increased  revenue  levels  and
increases  in customer deposits and  accrued
liabilities,  the  aggregate impact of which
more  than  offset  the  net  loss  for  the
quarter.   The cash used  by  operations  in
1997 resulted  primarily  from  the net loss
during  the  period  and  the  decrease   in
accounts    receivable    associated    with
significantly  reduced revenue levels during
the  period,  which   amount  was  partially
offset  by  increases in  customer  deposits
from orders generated at the AAO meeting and
other   current    liabilities,    excluding
borrowings  under the Credit Agreement  (see
Note  3  in  Notes  to  Condensed  Financial
Statements.

Cash  used  in  investing   activities   was
$105,051  during  the  first half of 1998 as
compared to $99,699 during  the  same period
for  1997.   The Company's primary investing
activities consist  of  equipment  and other
capital  asset  acquisitions.   The  Company
does not currently have any pending material
commitments  regarding capital expenditures.
While the Company  had  anticipated  that it
would   continue  to  upgrade  its  existing
management    information    and   corporate
communications  systems,  the  Company  will
defer    significant   capital   acquisition
decisions  as  a  result of the contemplated
acquisition  of the  Company.   The  Company
anticipates that  related  expenditures,  if
any,  will  be  financed from one or more of
the following sources:  (i) working capital;
(ii)  borrowings under  an  existing  credit
agreement,  if  available;  or  (iii)  debt,
equity  or other financing arrangements,  if
any, available  to  the  Company,  including
possible loans or other advances made to, or
on  behalf  of, the Company by Premier.   In
this regard,  Premier  has agreed to advance
certain   funds   for  the  procurement   of
inventory and certain other expenditures pending consummation of the Tender Offer.

The Company generated  cash  of $16,651 from
financing  activities during the  first  six
months  of  fiscal   1998   as  compared  to
$333,194  during the same period  of  fiscal
1997.  The  source  of  cash  from financing
activities in 1998 was the net proceeds from
the  exercise  of  certain  warrants  issued
pursuant  to  a  private  placement  of  the
Company's  common  stock  in November  1995,
which amount was significantly offset by net
repayments  of borrowings under  the  Credit
Agreement. The cash generated from financing
activities  during   the   1997  period  was
principally  the  net  proceeds   from   the
exercise  of  certain  other warrants issued
pursuant  to the private  placement  of  the
Company's common  stock  in  November  1995,
and,  to  a lesser extent, net proceeds from
the exercise  of  stock  options  issued  to
employees,   which  amounts  were  partially
offset by repayments of borrowings under the
Credit Agreement.   Principal  repayments on
notes  payable was negligible in  both  1998
and 1997.

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

The  Company believes that its existing cash
balances  together  with ongoing collections
of   its   accounts  receivable,   available
borrowing capacity  under the Agreement, and
financing arrangements with Premier, will be
adequate to meet its  liquidity  and capital
requirements  in  the  near term.  Principal
and   interest   amounts   due   under   the
alternative  stock appreciation  right  with
the Bank, which  amounts  were approximately
$262,000  as  of  February  28,   1998,  are
currently  due;  however,  no  request   for
payment  has  yet  been made.  If demand for
payment were to be made  by  the  Bank,  the
Company would have to seek financing to make
such  payment.   There  can be no assurance,
however,   that  such  financing   will   be
available and, if available, can be obtained on terms favorable to the Company.

In  a  letter  dated  March  23,  1998  from
NASDAQ,  the Company was notified that on or
before May 20, 1998, the Company must make a
public  filing   with   the  Securities  and
Exchange  Commission  and NASDAQ  evidencing
the  successful  completion  of  the  Tender
Offer by Premier.   The Company's securities
will be delisted on the earlier of the Tender Offer completion date or May 20,
1998.

In a letter  dated  March  3,  1998 from the
Boston  Stock Exchange ("BSE"), the  Company
was  notified  by  BSE,  that,  due  to  the
Company's    noncompliance   with   the  BSE
requirement to maintain capital and surplus of at least $500,000, BSE suspended the Company's common stock from trading as of the close of business on March 3, 1998 and filed for delisting with the Securities and Exchange Commission.

                        PART II     OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS
                         None.

ITEM 2.                  CHANGES IN SECURITIES
                         In October 1997, the Company's board of directors approved the 1997 Nonstatutory Stock Option Plan
                         (the "Plan")  under  which all officers, employees
                         directors  and consultants may  participate.   The
                         Plan expires in October 2002.  Options granted
                         under the Plan are non-qualified stock options and will generally have a term of ten (10) years from  the  date  of grant, unless otherwise
                         specified  in  the  option  agreement.   The
                         exercise prices under the Plan will generally be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 798,000 options remained available for granting as of February 28, 1998.
                         As of February 28, 1998, stock options to purchase 202,000 shares at exercise prices of between $1.09 and $1.38 were granted and outstanding under the Plan and none of the granted options were exercised.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES
                         None.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                         None.

ITEM 5.                  OTHER INFORMATION

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

                    (a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted.
                    (b) A Form 8-K was filed on January 2, 1998, to report under Item 5 thereof the Company's adoption of a Rights Agreement, dated as of December 31, 1997, between Ophthalmic Imaging Systems and American Securities Transfer, Inc. (the "Rights Agreement"), a copy of which Form 8-K will be made available upon request to the Company at its principal offices.

                                   A Form 8-K was filed on March 9, 1998, to report under Item 1 thereof that the Company and Premier Laser Systems, Inc. entered into a Stock Purchase Agreement dated as of February 25, 1998, and to report under Item 5 thereof, the Company's amendment to its Rights Agreement, a copy of which Form 8-K will be made available upon request to the Company at its principal offices.

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

                                     By: WILLIAM L. MINCE
                                         William L. Mince,
                                         President and Chief
                                         Operating Officer


Dated:  April 14, 1998

                                   INDEX TO EXHIBITS

          Exhibit                                                                Footnote
          NUMBER           DESCRIPTION OF EXHIBIT                                REFERENCE
           2.1             Stock  Purchase  Agreement, dated as of               (13)
                           February  25,  1998,   by  and  between
                           Registrant  and Premier Laser  Systems,
                           Inc.

           3.1             Articles   of   Incorporation   of  the                 *
                           Registrant, as amended.

           3.1(a)          Amendment  to Articles of Incorporation               (11)
                           (Certificate    of   Determination   of
                           Preferences   of   Series    A   Junior
                           Participating   Preferred   Stock    of
                           Ophthalmic Imaging Systems).
           3.2             Amended Bylaws of the Registrant.                       *

           4.1             See Exhibits 3.1 and 3.2 for provisions                 *
                           of  the  Articles  of Incorporation, as
                           amended, and the amended  Bylaws of the
                           Registrant   defining  the  rights   of
                           holders   of  Common   Stock   of   the
                           Registrant.
           4.2             Specimen of Stock Certificate.                          *

           4.3             Rights  Agreement, dated as of December               (10)
                           31,  1997,   between   Registrant   and
                           American   Securities  Transfer,  Inc.,
                           including form  of  Rights  Certificate
                           attached thereto.

           4.4             Amendment to Rights Agreement, dated as               (14)
                           of    February    25,   1998,   between
                           Registrant   and  American   Securities
                           Transfer, Inc.

           10.1            Lease  Agreement,  dated as of July 10,                 *
                           1987,   between   the  Registrant   (as
                           tenant)  and Transamerica/Emkay  Income
                           Properties  I,  as  amended on July 23,
                           1990 and June 11, 1991.

           10.1(a)         Seventh Amendment to lease effective as                (7)
                           of July 18, 1996.
          10.2            Employment  Agreement,  dated March 27,                 *
                           1992, between the Registrant and Dennis
                           J. Makes.

           10.2(a)         Amendment  dated  June  30, 1993 to the                (1)
                           Employment   Agreement   between    the
                           Registrant  and  Dennis  J. Makes dated
                           March 27, 1992.


           10.3            Confidentiality  Agreement, dated March                 *
                           27,  1992  between the  Registrant  and
                           Dennis J. Makes.

           10.4            Confidentiality  Agreement, dated March                 *
                           27,  1992  between the  Registrant  and
                           Steven R. Verdooner.

           10.5            Confidentiality  Agreement, dated March                 *
                           27,  1992  between the  Registrant  and
                           Richard Wullaert.

           10.6            Consulting Agreement, dated January 23,                 *
                           1992,  between  the  Registrant  and G.
                           Peter Halberg, M.D.

           10.7            Assignment  dated  October  23, 1990 of                 *
                           U.S.  Patent  Application for Apparatus
                           and Method for  Topographical  Analysis
                           of  the  Retina  to  the Registrant  by
                           Steven R. Verdooner, Patricia C. Meade,
                           and  Dennis  J. Makes (as  recorded  on
                           Reel 5490, Frame  423 in the Assignment
                           Branch of the U.S. Patent and Trademark
                           Office).
           10.8            Form   of   International  Distribution                 *
                           Agreement used  by  the  Registrant and
                           sample   form   of  End  User  Software
                           License Agreement.

           10.9            Original     Equipment     Manufacturer                 *
                           Agreement, dated April 1, 1991, between
                           the   Registrant   and   SONY   Medical
                           Electronics,   a   division   of   SONY
                           Corporation of America.

           10.10           Original  Equipment  Manufacturer/Value                 *
                           Added Reseller Agreement,  dated May 7,
                           1991,   between   the  Registrant   and
                           Eastman Kodak Company.

           10.11           The   Registrant's   1992  Nonstatutory                 *
                           Stock Option Plan and  sample  form  of
                           Nonstatutory Stock Option Agreement.

           10.12           Common   Stock   and  Warrant  Purchase                 *
                           Agreement ("Stock Purchase Agreement"),
                           dated as of February 8, 1992, among the
                           Registrant,   Jonnie    R.    Williams,
                           Kathleen  M.  O'Donnell, as Trustee  of
                           Irrevocable  Trust   No.  6,  FBO  F.E.
                           O'Donnell,   Jr.,   M.D.,   Steven   R.
                           Verdooner and Dennis J. Makes.


         10.12(a)          Amendment   No.  1  to  Stock  Purchase                 *
                           Agreement, dated  March 25, 1992, among
                           the  Registrant,  Jonnie  R.  Williams,
                           individually, Jonnie  R.  Williams,  as
                           Trustee  of  Irrevocable  Trust  No. 1,
                           Rambert   Simmons,   and   Kathleen  M.
                           O'Donnell,  as  Trustee  of Irrevocable
                           Trust  No. 6, FBO F.E. O'Donnell,  Jr.,
                           M.D.

           10.13           Cross-Indemnification  Agreement, dated                 *
                           February 14, 1991, among  Dennis Makes,
                           Steven Verdooner, and Richard Wullaert.

           10.14           Key  Man Life Insurance Policies in the                 *
                           amount   of   $1,000,000  for  each  of
                           Dennis   J.   Makes   and   Steven   R.
                           Verdooner, with  the  Registrant as the
                           named beneficiary.

           10.15           Warrant  dated February 12, 1993 issued                (1)
                           by   the  Registrant   to   Steven   R.
                           Verdooner  to purchase 50,000 shares of
                           Common Stock.
           10.16           Stock Option Plan.                                     (1)

           10.17           Promissory  Note  dated January 4, 1993                (1)
                           from   the   Registrant    to   Western
                           Financial Savings Bank in the amount of
                           $25,209.83  due  in full by January  4,
                           1998.

           10.18           Rental  Agreement  dated May 1, 1994 by                (2)
                           and between the Registrant  and  Robert
                           J. Rossetti.

           10.19           Security   and   Loan  Agreement  (with                (3)
                           Credit  Terms  and  Conditions)   dated
                           April  12,  1995  by  and  between  the
                           Registrant and Imperial Bank.

           10.19(a)        General    Security   Agreement   dated                (3)
                           April  12,  1995  by  and  between  the
                           Registrant and Imperial Bank.

           10.19(b)        Warrant  dated  November 1, 1995 issued                (4)
                           by the Registrant  to  Imperial Bank to
                           purchase 67,500 shares of Common Stock.

           10.19(c)        Amended  Loan  and  Security  Agreement                (4)
                           (with   Credit  Terms  and  Conditions)
                           dated November 1, 1995.

           10.19(d)        Registration   Rights  Agreement  dated                (4)
                           November 1, 1995 between the Registrant
                           and Imperial Bank.

           10.19(e)        Amended  Loan  and  Security  Agreement                (6)
                           (with   Credit  Terms  and  Conditions)
                           dated April 4, 1996.

          10.19(f)        Amended  Loan  and  Security  Agreement                (7)
                           (with   Credit  Terms  and  Conditions)
                           dated July 12, 1996.

           10.19(g)        Amended  Loan  and  Security  Agreement                (7)
                           (with   Credit  Terms  and  Conditions)
                           dated November 21, 1996.

           10.19(h)        Amended  Loan  and  Security  Agreement                (8)
                           (with   Credit  Terms  and  Conditions)
                           dated June 3, 1997.

           10.19(i)        Amended  Loan  and  Security  Agreement                (9)
                           (with   Credit  Terms  and  Conditions)
                           dated August 28, 1997.

           10.19(j)        Amended  Loan  and  Security  Agreement                (9)
                           (with   Credit  Terms  and  Conditions)
                           dated October 24, 1997.

           10.19(k)        Amended  Loan  and  Security  Agreement                (9)
                           (with   Credit  Terms  and  Conditions)
                           dated November 3, 1997.

           10.19(l)        Amended  Loan  and  Security  Agreement                (9)
                           (with   Credit  Terms  and  Conditions)
                           dated November 21, 1997.

           10.19(m)        Agreement  of  Purchase  of  Receivable                (9)
                           (Full Recourse) dated November 18, 1997
                           between Registrant and Imperial Bank.

           10.20           Purchase  Agreements dated November 21,                (4)
                           1995 between  the Registrant, JB Oxford
                           & Company and certain Investors.

           10.20(a)        Warrant  Agreement  dated  November 21,                (4)
                           1995 between the Registrant,  JB Oxford
                           & Company and certain Investors.

           10.20(b)        First Amendment Warrant Agreement dated                (7)
                           November    21,    1996   between   the
                           Registrant,  JB Oxford  &  Company  and
                           certain Holders.

           10.20(c)        Registration   Rights  Agreement  dated                (4)
                           November   21,   1995    between    the
                           Registrant,  JB  Oxford  &  Company and
                           certain Investors.

           10.21           Employment Agreement dated November 20,                (4)
                           1995  between the Registrant and Steven
                           R. Verdooner.

           10.22           Employment Agreement dated November 20,                (4)
                           1995  between  the  Registrant  and  R.
                           Michael Clark.


            10.23             Employment  Agreement  dated  July 14, 1997                 (9)
                              between  the  Registrant  and  William   L.
                              Mince.

            10.25             The  Registrant's  1995  Nonstatutory Stock                 (5)
                              Option Plan and sample form of Nonstatutory
                              Stock Option Agreement.

            10.26             The  Registrant's  1997  Nonstatutory Stock                (12)
                              Option Plan and sample form of Nonstatutory
                              Stock Option Agreement.


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

         (8)          Incorporated  by  reference  to  the Registrant's Quarterly Report on
                      Form 10-QSB for the quarterly period ended May 31, 1997 filed on July
                      15, 1997.

         (9)          Incorporated  by  reference to the Registrant's Annual Report on Form
                      10-KSB for the fiscal year ended August 31, 1997 filed on December 1,
                      1997.

        (10)          Incorporated  by  reference to Exhibit 1 of the Registrant's Form 8-K filed on January 2, 1998.

        (11)          Incorporated  by  reference   to  Exhibit  A  of  Exhibit  1  of  the
                      Registrant's Form 8-K filed on January 2, 1998.


        (12)          Incorporated by reference to the  Registrant's  Quarterly  Report  on
                      Form 10-QSB for the quarterly period ended November 30, 1997 filed on
                      January 14, 1998.

        (13)          Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 9, 1998.

        (14)          Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 9, 1998.