Form 10QSB
period 1998-05-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1998-07-15
CIK 885317

FORM 10-QSB

                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

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

     Yes   XX       No

As of July 14, 1998, 4,155,428 shares of common stock, at no par value, were outstanding.

                    PART I     FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

                       Ophthalmic Imaging Systems

                         Condensed Balance Sheet

                              May 31, 1998

                               (Unaudited)


ASSETS
Current assets:
     Cash and equivalents                              $       81,615
     Accounts receivable, net                                 963,972
     Inventories, net                                         879,441
     Prepaid expenses and other current assets                 92,111
                                                       --------------
Total current assets                                        2,017,139
Furniture and equipment, net of accumulated
     depreciation and amortization of $870,643                432,691
Other assets                                                   18,772
                                                        -------------
                                                        $   2,468,602
                                                        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Borrowings under line of credit                    $     125,147
     Borrowings under note payable to
       significant shareholder                                910,027
     Accounts payable                                         504,954
     Accrued liabilities                                    1,666,405
     Accrued warrant appreciation right                       262,113
     Deferred extended warranty revenue                       122,281
     Customer deposits                                        279,116
     Current portion of other notes payable                       186
                                                        -------------
Total current liabilities                                   3,870,229

Notes payable, less current portion                                --

Commitments

Stockholders' deficit:
  Preferred stock, no par value, 20,000,000
     shares authorized; none issued or outstanding                 --
  Common stock, no par value, 20,000,000 shares
     authorized; 4,155,428 issued and outstanding          10,492,365
  Deferred compensation                                      (243,519)
  Accumulated deficit                                     (11,650,473)
                                                        --------------
Total stockholders' deficit                                (1,401,627)
                                                        --------------
                                                        $   2,468,602
                                                        =============
SEE ACCOMPANYING NOTES.

                             Ophthalmic Imaging Systems
                        Condensed Statements of Operations

                                    (Unaudited)

                                                 Three months ended                          Nine Months Ended
                                                       May 31,                                     May 31
                                               1998               1997                        1998              1997
Net revenues                              $  1,377,830       $  1,975,085                $  4,747,864      $  5,144,738
Cost of sales                                  889,882          1,103,344                   3,098,530         3,021,321
                                          -------------------------------                ------------------------------
Gross Profit                                   487,948            871,741                   1,649,334         2,123,417

Operating expenses:
     Sales and marketing                       524,586            463,893                   1,585,422         1,352,504
     General and administrative                538,645            132,176                   1,792,003           664,852
     Research and development                  206,647            256,808                     608,352           754,234
                                          -------------------------------                ------------------------------
          Total operating expenses           1,269,878            852,877                   3,985,777         2,771,590
                                          -------------------------------                -------------------------------
Income (loss) from operations                (781,930)             18,864                 (2,336,443)         (648,173)
Other expense, net                            (15,199)           (15,196)                    (44,078)          (42,475)
                                          -------------------------------                -------------------------------
Net income (loss)                         $  (797,129)       $     3,668                 $(2,380,521)    $    (690,648)
                                          ===============================                ===============================
Shares used in the calculation of
basic net income (loss) per share           4,155,428          3,729,433                   3,989,687         3,729,433
                                          ===============================                ===============================
Basic net income (loss) per share         $     (0.19)       $      0.00                 $     (0.60)    $       (0.19)
                                          ===============================                ===============================
Shares used in the calculation of
diluted net income (loss) per share         4,155,428          4,692,334                   3,989,687         3,729,433
                                          ===============================                ===============================
Diluted net income (loss) per share       $     (0.19)       $      0.00                 $     (0.60)    $       (0.19)
                                          ===============================                ===============================


SEE ACCOMPANYING NOTES.

                          Ophthalmic Imaging Systems
                      Condensed Statements of Cash Flows

                   Increase (Decrease) in Cash and Equivalents)

                                 (Unaudited)

                                                            Nine months ended
                                                                 May 31,
                                                        1998                        1997
Operating activities:
Net loss                                            $ (2,380,521)             $    (690,648)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                         95,812                    103,964
    Stock option compensation expense                     97,375                        --
    Net decrease (increase) in current assets
      other than cash and equivalents                    596,477                   (726,751)
    Net increase (decrease) in current liabilities
      other than short-term borrowings                   753,406                    (19,846)
                                                    -------------             --------------
Net cash used in operating activities                   (837,451)                (1,333,281)
Investing activities:
Purchases of furniture and equipment                    (147,721)                  (152,526)
Net (increase) decrease in other assets                  (11,387)                    18,032
                                                    -------------             ---------------
Net cash used in investing activities                   (159,108)                  (134,494)
Financing activities:
Principal payments on notes payable                       (2,048)                    (4,751)
Net proceeds from borrowings under note
   payable to significant shareholder                    910,027                         --
Net repayments of line-of-credit borrowings             (185,855)                   (50,000)
Net proceeds from sale of common stock                   213,750                    641,346
                                                   --------------             --------------
Net cash provided by financing activities                935,874                    586,595
                                                   --------------             --------------
Net decrease in cash and equivalents                     (60,685)                  (881,180)
Cash and equivalents at beginning of period              142,300                  1,051,325
                                                   --------------             --------------
Cash and equivalents at end of period              $      81,615              $     170,145
                                                   ==============             ==============

See accompanying notes.

                       Ophthalmic Imaging Systems

                 Notes to Condensed Financial Statements

        Three and Nine Month Periods ended May 31, 1998 and 1997

                               (Unaudited)


Note 1.  Basis of Presentation

The accompanying unaudited condensed balance sheet as of May 31, 1998, condensed statements of operations for the three and nine month periods ended May 31, 1998 and 1997 and the condensed statements of cash flows for the three and nine month periods ended May 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1997 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended May 31, 1998 are not necessarily indicative of the operating results for the full year.

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

The  following  table  sets  forth the computation of basic and diluted income
(loss) per share:

                                                                Unaudited                       Unaudited
                                                           Three Months Ended               Nine Months Ended
                                                                 May 31,                         May 31,
                                                     1998              1997             1998             1997

Numerator for basic and diluted net
income (loss) per share                          $  (797,129)        $  3,668      $  (2,380,521)    $  (690,648)
                                                 ================================================================
Denominator for basic net income (loss)
per share:
   Weighted average shares                         4,155,428         3,729,433        3,989,687        3,729,433

Effect of dilutive securities:
   Employee stock options                                 --           361,259               --              --
   Warrants and other                                     --           601,642               --              --
                                                 ----------------------------------------------------------------
Dilutive potential common shares                          --           962,901               --              --
                                                 ----------------------------------------------------------------
Denominator for diluted net income
(loss) per share                                   4,155,428         4,692,334        3,989,687        3,729,433
                                                 =================================================================
Basic net income (loss) per share                   $  (0.19)          $  0.00        $  (0.60)        $  (0.19)
                                                 =================================================================
Diluted net income (loss) per share                 $  (0.24)          $  0.00        $  (0.65)        $  (0.19)
                                                 =================================================================

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

On November 18, 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement expires in November 1998. Borrowings under the Agreement bear interest at the bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2 % of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At May 31, 1998, approximately $125,000 was outstanding under the Agreement.

Note 4.  Private Placement

In November 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering was approximately $1,075,000. Along with each share of common stock issued, the purchasers were given an "A Warrant" and "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices were $1.25 and $1.75, respectively. The A and B Warrants expired on February 19, 1997, as amended, and November 21, 1997, respectively.

The private placement underwriter was issued a warrant ("C Warrant") to purchase 250,000 shares of the Company's common stock at $.95 per share. The number of shares exercisable as well as the per share exercise price are subject to adjustment upon the occurrence of certain events. This warrant expires on November 21, 1999. In addition, the underwriter will receive as a commission 10% of the proceeds received by the Company upon exercise of the A and B Warrants described above.

In February 1998, the underwriter sold its rights under the C Warrant and the C Warrant was exercised for all 250,000 shares exercisable thereunder. The net proceeds recognized from the exercise of said C Warrant was approximately $213,750 (see Note 6).

Note 5.  Nonstatutory Stock Option Plan

In   October  1997,  the  Company's  board  of  directors  approved  the  1997
Nonstatutory Stock Option Plan (the "Plan") under which all officers, employees, directors and consultants may participate. The Plan expires in October 2002. Options granted under the Plan are non-qualified stock options and will have a term of not longer than ten (10) years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Plan will generally be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 793,000 options remained available for granting as of May 31, 1998. As of May 31, 1998, stock options to purchase 207,000 shares at exercise prices of between $1.09 and $1.94 were granted and outstanding under the Plan and none of the granted options were exercised.

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

In order to permit the Private Acquisitions and the offer contemplated by the Stock Purchase Agreement, the Board of Directors of the Company, after considering the terms of the Stock Purchase Agreement and an opinion rendered by the Company's independent financial advisors as to the fairness of Premier's offer to the shareholders of the Company, amended the Company's Rights Agreement.

Note 7.  Promissory Note with Significant Shareholder

On April 30, 1998, the Company executed a promissory note (the "Note") in favor of Premier Laser Systems, Inc., a California corporation ("Premier"). Borrowings against the Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or
(ii) April 30, 1999. Under the terms of the Note, borrowings bear interest at the rate of 8 1/2 % per annum, are secured by substantially all of the Company's assets and are subordinate to borrowings against the Line of Credit with the Company's Bank (see Note 3).

At May 31, 1998, approximately $900,000 in principal and interest was outstanding under the Note and the Company and Premier were in negotiations to increase the maximum principal amount available under the Note accordingly.

The Company and Premier are currently in discussion concerning the possibility of revising the Stock Purchase Agreement to provide for an all cash offer (see
Note 6).

At May 31, 1998, the amounts advanced by Premier under the Note exceeded the originally stated maximum amount. Accordingly, during the fourth quarter the parties have agreed in principle to increase the maximum principal amount to cover all advances to date plus anticipated future advances. The maximum principal amount available under the Note is expected to be not less than $1.5 million. It is anticipated that an amendment to the Note reflecting the revised terms will be executed in the near term (see Note 7).

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

During the past quarter, the Company's product development efforts continued to be primarily involved with features and enhancements to its existing products targeting various telemedicine applications, including screening, remote consultation and distance learning, as well as exploration of new products.

On February 25, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premier Laser Systems, Inc., a California corporation ("Premier"), pursuant to which, among other things: (i) Premier agreed to commence a tender offer ("Tender Offer") to acquire all shares of the Company's common stock not held by Premier or its affiliates in exchange for a combination of cash and Premier securities; and (ii) the Company agreed to recommend that shareholders tender their shares of the Company's common stock in the Tender Offer and not to solicit any competing acquisition proposals. As a condition to the Stock Purchase Agreement, the Company agreed to amend its Rights Agreement ("Rights Agreement") dated as of December 31, 1997 by and between the Company and American Securities Transfer, Inc., as rights agent, to permit Premier to acquire up to 51.3% of the Company's outstanding common stock in private purchase agreements made simultaneously with the execution of the Stock Purchase Agreement. For additional information regarding the terms and conditions of the Stock Purchase Agreement, see the Company's Form 8-K filed on March 9, 1998, as referenced in Part II, Item 6 of this Form 10-QSB and Note 8 of the Notes to Condensed Financial Statements.

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

RESULTS OF OPERATIONS

The Company incurred a net loss of $797,129, or $.19 per share, for the third quarter of fiscal 1998 as compared to net income of $3,668, or breakeven, for the third quarter of fiscal 1997. The Company incurred a net loss of $2,380,521, or $.60 per share, for the first nine months of 1998 versus a net loss of $690,648, or $.19 per share, for the comparable period of 1997. The per share figures are diluted amounts in accordance with Financial Accounting Standards No. 128 (see Note 2 of Notes to Condensed Financial Statements).

The 1998 figures reflect the adverse impact on revenues and corporate operations resulting from efforts associated with the contemplated transaction with Premier. The Company has incurred significant costs and professional fees and expenses in connection therewith, while diverting management's attention and selling efforts away from the Company's core operations during this period.

The Company's revenues for the third quarter of fiscal 1998 were $1,377,830, representing a decrease of approximately 30% from revenues of $1,975,085 for the third quarter of fiscal 1997. Revenues for the first nine months of fiscal 1998 were $4,747,864, or a decrease of approximately 8% versus $5,144,738 for the comparable period of 1997. One of the primary reasons for the significantly decreased revenue levels during the third quarter of 1998 versus the third quarter of 1997 was revenues recognized during the second and third quarters of 1997 from deliveries against orders received during the first quarter of 1997, which orders were carried over in an unusually high deliverable backlog from the first quarter of fiscal 1997. Additionally, pending the completion of certain software upgrades, the Company deferred delivery of units against several orders during the recently completed third quarter. Delivery of these units began toward the end of the third quarter and are anticipated to continue during the fourth quarter of 1998. As indicated above, sales during the third quarter and first nine months of 1998 were also adversely impacted by management's efforts being directed to the negotiations with Premier and less time devoted to the generation of sales.

Gross margins before operating expenses ("gross margins") were approximately 35% during the third quarter ended May 31, 1998 versus approximately 44% for the comparable quarter of 1997. For the nine-month period ended May 31, 1998, gross margins were approximately 35% as compared to approximately 41% during the comparable period of 1997. The decrease in gross margin percentage during the third quarter was attributable primarily to the significantly decreased revenue levels during the third quarter of 1998 and, to a lesser extent, the adverse impact of increased reserves for potential field upgrades recognized for certain systems delivered during the 1998 third quarter. Furthermore, the increase of such reserves for systems delivered during the first nine months of 1998 was a principal factor for the decrease in gross margins for the nine month period of 1998 as compared to 1997.

As a percentage of revenues, sales and marketing and general and administrative expenses accounted for approximately 77% of total revenues during the third quarter of fiscal 1998 versus approximately 30% of total revenues during the comparable third quarter of fiscal 1997. For the first nine months of fiscal 1998 and fiscal 1997, such expenses accounted for approximately 71% and 39% of total revenues for the respective nine-month periods. Expense levels also increased to $1,063,231 during the third quarter of 1998 versus $596,069 during the third quarter of 1997. For the first nine months of 1998, expense levels increased to $3,377,425 from $2,017,356 during the comparable period of 1997. The primary factors contributing to these increases were significant investment banking, legal and other professional costs recognized during the second and third quarters of 1998 associated with the negotiation of the Stock Purchase Agreement, the costs related to additional senior management personnel hired during the fourth quarter of fiscal 1997, as well as increased compensation expense recognized in connection with stock options issued to non-employees and non-directors. The Company anticipates expenses in this area will continue to run above historical levels.

Research and development expenses, as a percentage of revenues, were approximately 15% in the third quarter of 1998 versus approximately 13% in the third quarter of 1997. For the first nine months of fiscal 1998, such expenses accounted for approximately 13% of total revenues as compared to approximately 15% during the comparable period of 1997. Expense levels decreased in actual dollar terms to $206,647 during the third quarter of 1998 from $256,808 in 1997. During the first nine months of fiscal 1998, expense levels also decreased in actual dollar terms to $608,352 versus $754,234 in 1997. The Company has focused its research and development efforts on current product enhancements and reducing cost configurations for its current products.

Other expense was $15,036 during the third quarter of fiscal 1998 versus $15,196 during the third quarter of 1997. For the first nine months of 1998 and 1997, other expense was $43,915 and $42,475, respectively. The primary component of other expenses in all periods presented is interest and related expenses associated with borrowings against existing credit lines with the Company's Bank and against the promissory note executed in favor of Premier during the third quarter of 1998 (see Note 7 and Note 8 of Notes to Condensed Financial Statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of $837,451 during the first nine months of fiscal 1998 and $1,333,281 during the comparable period for 1997. Cash used in operating activities in the first nine months of 1998 was expended principally to fund the net loss during the period. This amount was partially offset by collection of accounts receivable and increases in customer deposits and accrued liabilities, particularly those liabilities accrued in conjunction with significant investment banking, legal and other professional costs recognized during the second and third quarters of 1998 associated with the negotiation of the Stock Purchase Agreement. The cash used by operations in 1997 was expended primarily to fund the net loss during the period and the increase in accounts receivable associated with timing of product deliveries toward the end of the period, which amount was partially offset by a reduction in inventory levels during the period.

Cash used in investing activities was $159,108 during the first nine months of 1998 as compared to $134,494 during the same period for 1997. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments regarding capital expenditures. While the Company had anticipated that it would continue to upgrade its existing management information and corporate communications systems, the Company will defer significant capital acquisition decisions as a result of the contemplated acquisition of the Company. To the extent that any capital expenditures are made, the Company anticipates that the source of such funds may be any one or more of the following sources: (i) borrowings under an existing credit agreement, if available; (ii) working capital; or (iii) other financing arrangements, if any, available to the Company, including loans or other advances made to, or on behalf of, the Company by Premier. In this regard, in the recently completed third quarter, the Company executed a promissory note if favor of Premier (the "Note") as discussed in further detail below.

The Company generated cash of $935,874 from financing activities during the first nine months of fiscal 1998 as compared to $586,595 during the same period of fiscal 1997. The sources of cash from financing activities in 1998 were the net proceeds from the exercise of certain warrants issued pursuant to a private placement of the Company's common stock in November 1995 and borrowings under the Note, which amounts were partially offset by net repayments of borrowings under the Credit Agreement. The cash generated from financing activities during the 1997 period was principally the net proceeds from the exercise of certain other warrants issued pursuant to a private placement of the Company's common stock in November 1995, and, to a lesser extent, net proceeds from the exercise of stock options issued to employees, which amounts were partially offset by repayments of borrowings under the Credit Agreement. Principal repayments on notes payable to parties other than Premier was negligible in both 1998 and 1997.

As indicated in Note 3 of the Notes to Condensed Financial Statements, on November 18, 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement expires in November 1998. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2 % of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At May 31, 1998, approximately $125,000 was outstanding under the Agreement.

Additionally, as indicated in Note 7 of the Notes to Condensed Financial Statements, on April 30, 1998, the Company executed the Note. Borrowings against the Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Note, borrowings bear interest at the rate of 8 1/2 % per annum, are secured by substantially all of the Company's assets and are subordinate to borrowings against the Agreement with the Company's Bank as discussed immediately above. Approximately $900,000 in principal and interest was outstanding under the Note at May 31, 1998 and the Company and Premier are currently in negotiations to increase the maximum principal amount available under the Note accordingly. The parties have agreed in principle to increase the maximum principal amount under the Note to cover all advances to date plus anticipated future advances. The maximum principal amount available under the Note is expected to be not less than $1.5 million. It is anticipated that an amendment to the Note reflecting the revised terms will be executed in the near term.

The Company believes that its existing cash balances together with ongoing collections of its accounts receivable, available borrowing capacity under the Agreement and financing arrangements with Premier will be adequate to meet its liquidity and capital requirements in the near term. Principal and interest amounts due under the alternative stock appreciation right with the Bank, which amounts were approximately $262,000 as of May 31, 1998, are currently due; however, no request for payment has yet been made. If demand for payment were to be made by the Bank, the Company would have to seek financing to make such payment.

There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

                      PART II     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

In October 1997, the Company's board of directors approved the 1997 Nonstatutory Stock Option Plan (the "Plan") under which all officers, employees, directors and consultants may participate. The Plan expires in October 2002. Options granted under the Plan are non-qualified stock options and will generally have a term of ten (10) years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Plan will generally be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 798,000 options remained available for granting as of February 28, 1998. As of February 28, 1998, stock options to purchase 202,000 shares at exercise prices of between $1.09 and $1.38 were granted and outstanding under the Plan and none of the granted options were exercised.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES

None.

ITEM 5.  OTHER INFORMATION

In a letter dated May 27, 1998 from NASDAQ, the Company was notified by NASDAQ that, in accordance with the terms of the NASDAQ Listing Qualifications Panel decision dated March 23, 1998, the Company's common stock was deleted from the NASDAQ SmallCap Market effective with the close of business on that date. Pursuant to the NASDAQ Listing Qualifications Panel decision, the Company's securities were be delisted on the earlier of the completion date of the Tender Offer by Premier or May 20, 1998 (see Exhibit 99.1).

In a letter dated March 3, 1998 from the Boston Stock Exchange ("BSE"), the Company was notified by BSE, that, due to the Company's noncompliance with the BSE requirement to maintain capital and surplus of at least $500,000, BSE suspended the Company's common stock from trading as of the close of business on March 3, 1998 and filed for delisting with the Securities and Exchange Commission.

On June 30, 1998, William L. Mince, the Company's President and Chief Operating Officer, vacated his positions with the Company in contemplation of the transaction with Premier (see Exhibit 99.3).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted.

(b) A Form 8-K was filed on March 9, 1998, to report under Item 1 thereof that the Company and Premier Laser Systems, Inc. entered into a Stock Purchase Agreement dated as of February 25, 1998, and to report under Item 5 thereof, the Company's amendment to its Rights Agreement, dated as of December 31, 1997, between Ophthalmic Imaging Systems and American Securities Transfer, Inc., a copy of which Form 8-K will be made available upon request to the Company at its principal offices.

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

                                            OPHTHALMIC IMAGING SYSTEMS
                                                   (Registrant)


                                      By:   STEVEN R. VERDOONER

                                            Steven R. Verdooner,
                                        Chief Executive Officer and Chief
                                        Financial Officer (principal executive
                                        officer and principal financial and
                                        accounting officer)


Dated:  July 15, 1998

                            INDEX TO EXHIBITS

     Exhibit  NUMBER            DESCRIPTION OF EXHIBIT                                       Footnote REFERENCE
                                                                                                      DESCRIPTION OF EXHIBIT


             2.1                Stock  Purchase  Agreement, dated as of February 25, 1998,        (13)
                                by and between Registrant and Premier Laser Systems, Inc.
             3.1                Articles of Incorporation of the Registrant, as amended.            *
             3.1(a)             Amendment  to  Articles  of  Incorporation (Certificate of        (11)
                                Determination   of   Preferences  of   Series   A   Junior
                                Participating  Preferred   Stock   of  Ophthalmic  Imaging
                                Systems).
             3.2                Amended Bylaws of the Registrant.                                   *
             4.1                See Exhibits 3.1 and 3.2 for provisions of the Articles of          *
                                Incorporation,  as  amended, and the amended Bylaws of the
                                Registrant defining the  rights of holders of Common Stock of the Registrant.
             4.2                Specimen of Stock Certificate.                                      *
             4.3                Rights  Agreement,  dated as of December 31, 1997, between        (10)
                                Registrant  and  American   Securities   Transfer,   Inc.,
                                including form of Rights Certificate attached thereto.
             4.4                Amendment  to  Rights  Agreement, dated as of February 25,        (14)
                                1998, between Registrant and American Securities Transfer,
                                Inc.
             10.1               Lease  Agreement,  dated  as of July 10, 1987, between the          *
                                Registrant  (as  tenant)  and   Transamerica/Emkay  Income
                                Properties I, as amended on July  23,  1990  and  June 11,
                                1991.
             10.1(a)            Seventh Amendment to lease effective as of July 18, 1996.          (7)
             10.2               Employment  Agreement,  dated  March 27, 1992, between the          *
                                Registrant and Dennis J. Makes.
             10.2(a)            Amendment  dated June 30, 1993 to the Employment Agreement         (1)
                                between the Registrant and Dennis J. Makes dated March 27,
                                1992.

             10.3               Confidentiality  Agreement,  dated  March 27, 1992 between          *
                                the Registrant and Dennis J. Makes.
             10.4               Confidentiality  Agreement,  dated  March 27, 1992 between          *
                                the Registrant and Steven R. Verdooner.
             10.5               Confidentiality  Agreement,  dated  March 27, 1992 between          *
                                the Registrant and Richard Wullaert.
             10.6               Consulting  Agreement, dated January 23, 1992, between the          *
                                Registrant and G. Peter Halberg, M.D.
             10.7               Assignment   dated   October   23,  1990  of  U.S.  Patent          *
                                Application  for  Apparatus and Method  for  Topographical
                                Analysis of the Retina  to  the  Registrant  by  Steven R.
                                Verdooner,  Patricia  C.  Meade,  and Dennis J. Makes  (as
                                recorded on Reel 5490, Frame 423 in  the Assignment Branch of the U.S. Patent and Trademark Office).
             10.8               Form  of  International Distribution Agreement used by the          *
                                Registrant  and  sample  form of End User Software License
                                Agreement.
             10.9               Original  Equipment Manufacturer Agreement, dated April 1,          *
                                1991, between the Registrant and SONY Medical Electronics, a division of SONY Corporation of America.
             10.10              Original   Equipment   Manufacturer/Value  Added  Reseller          *
                                Agreement, dated May 7,  1991,  between the Registrant and
                                Eastman Kodak Company.
             10.11              The  Registrant's  1992 Nonstatutory Stock Option Plan and          *
                                sample form of Nonstatutory Stock Option Agreement.
             10.12              Common   Stock  and  Warrant  Purchase  Agreement  ("Stock          *
                                Purchase Agreement"),  dated as of February 8, 1992, among the Registrant, Jonnie R. Williams, Kathleen M. O'Donnell,
                                as Trustee of Irrevocable Trust No. 6, FBO F.E. O'Donnell,
                                Jr., M.D., Steven R. Verdooner and Dennis J. Makes.


             10.12(a)           Amendment  No.  1 to Stock Purchase Agreement, dated March          *
                                25,  1992,  among  the  Registrant,  Jonnie  R.  Williams,
                                individually,  Jonnie   R.   Williams,   as   Trustee   of
                                Irrevocable  Trust No. 1, Rambert Simmons, and Kathleen M.
                                O'Donnell, as Trustee of Irrevocable Trust No. 6, FBO F.E.
                                O'Donnell, Jr., M.D.
             10.13              Cross-Indemnification  Agreement, dated February 14, 1991,          *
                                among  Dennis  Makes,  Steven   Verdooner,   and   Richard
                                Wullaert.
             10.14              Key   Man   Life  Insurance  Policies  in  the  amount  of          *
                                $1,000,000 for  each  of  Dennis  J.  Makes  and Steven R.
                                Verdooner, with the Registrant as the named beneficiary.
             10.15              Warrant  dated  February 12, 1993 issued by the Registrant         (1)
                                to Steven R. Verdooner to purchase 50,000 shares of Common
                                Stock.
             10.16              Stock Option Plan.                                                 (1)
             10.17              Promissory  Note dated January 4, 1993 from the Registrant         (1)
                                to  Western  Financial  Savings  Bank  in  the  amount  of
                                $25,209.83 due in full by January 4, 1998.
             10.18              Rental  Agreement  dated  May  1,  1994 by and between the         (2)
                                Registrant and Robert J. Rossetti.
             10.19              Security   and  Loan  Agreement  (with  Credit  Terms  and         (3)
                                Conditions)  dated  April  12,  1995  by  and  between the
                                Registrant and Imperial Bank.
             10.19(a)           General  Security  Agreement  dated  April 12, 1995 by and         (3)
                                between the Registrant and Imperial Bank.
             10.19(b)           Warrant dated November 1, 1995 issued by the Registrant to         (4)
                                Imperial Bank to purchase 67,500 shares of Common Stock.
             10.19(c)           Amended Loan and Security Agreement (with Credit Terms and         (4)
                                Conditions) dated November 1, 1995.
             10.19(d)           Registration  Rights  Agreement  dated  November  1,  1995         (4)
                                between the Registrant and Imperial Bank.
             10.19(e)           Amended Loan and Security Agreement (with Credit Terms and         (6)
                                Conditions) dated April 4, 1996.


             10.19(f)           Amended Loan and Security Agreement (with Credit Terms and         (7)
                                Conditions) dated July 12, 1996.
             10.19(g)           Amended Loan and Security Agreement (with Credit Terms and         (7)
                                Conditions) dated November 21, 1996.
             10.19(h)           Amended Loan and Security Agreement (with Credit Terms and         (8)
                                Conditions) dated June 3, 1997.
             10.19(i)           Amended Loan and Security Agreement (with Credit Terms and         (9)
                                Conditions) dated August 28, 1997.
             10.19(j)           Amended Loan and Security Agreement (with Credit Terms and         (9)
                                Conditions) dated October 24, 1997.
             10.19(k)           Amended Loan and Security Agreement (with Credit Terms and         (9)
                                Conditions) dated November 3, 1997.
             10.19(l)           Amended Loan and Security Agreement (with Credit Terms and         (9)
                                Conditions) dated November 21, 1997.
             10.19(m)           Agreement  of Purchase of Receivable (Full Recourse) dated         (9)
                                November 18, 1997 between Registrant and Imperial Bank.
             10.20              Purchase  Agreements  dated  November 21, 1995 between the         (4)
                                Registrant, JB Oxford & Company and certain Investors.
             10.20(a)           Warrant  Agreement  dated  November  21,  1995 between the         (4)
                                Registrant, JB Oxford & Company and certain Investors.
             10.20(b)           First  Amendment Warrant Agreement dated November 21, 1996         (7)
                                between  the  Registrant,  JB Oxford & Company and certain
                                Holders.
             10.20(c)           Registration  Rights  Agreement  dated  November  21, 1995         (4)
                                between  the  Registrant,  JB Oxford & Company and certain
                                Investors.
             10.21              Employment  Agreement  dated November 20, 1995 between the         (4)
                                Registrant and Steven R. Verdooner.
             10.22              Employment  Agreement  dated November 20, 1995 between the         (4)
                                Registrant and R. Michael Clark.

             10.23              Employment  Agreement  dated  July  14,  1997  between the         (9)
                                Registrant and William L. Mince.
             10.25              The  Registrant's  1995 Nonstatutory Stock Option Plan and         (5)
                                sample form of Nonstatutory Stock Option Agreement.
             10.26              The  Registrant's  1997 Nonstatutory Stock Option Plan and        (12)
                                sample form of Nonstatutory Stock Option Agreement.
             10.27              Promissory  Note  dated April 30, 1998 from the Registrant        (15)
                                to Premier Laser Systems,  Inc.  in  the maximum amount of
                                $500,000  due  in  full upon the earlier  of  (i)  written demand by Premier or (ii) April 30, 1999.
             10.28              Security Agreement dated April 30, 1998 by and between the        (15)
                                Registrant and Premier Laser Systems, Inc.
             27                 Financial Data Schedule (for SEC use only).                       (15)
             99.1               Press release dated June 1, 1998.                                 (15)

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

(15)  Exhibit included herewith.