Form 10KSB
period 1998-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1998-12-15
CIK 885317

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 1998
                                       OR
     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
                 (Name of Small Business Issuer in its Charter)

                 California                             94-3035367
      (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
       of Incorporation or Organization)

                    221 Lathrop Way, Suite I              95815
                     Sacramento, California             (Zip Code)
            (Address of Principal Executive Offices)

                                 (916) 646-2020
                (Issuer's Telephone Number, Including Area Code)


                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                      None

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                           Common Stock, No Par Value
                                (Title of class)

Check  whether  the  registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year was $6,277,370.

The aggregate market value of the Common Stock of the issuer held by non-affiliates as of November 30, 1998, was approximately $1,170,537 by reference to the average bid and ask price of the Common Stock as quoted by Nasdaq OTC Bulletin Board on such date. As of November 30, 1998, there were 4,155,428 issued and outstanding shares of issuer's Common Stock.

Traditional Small Business Disclosure Format (check one):  Yes      No XX

                                     PART I


ITEM 1.                  DESCRIPTION OF BUSINESS

       General

       Ophthalmic Imaging Systems (the "Company" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company is engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. Premier Laser Systems, Inc., a California corporation ("Premier"), currently owns 51.3% of the Company's outstanding common stock.

       Since its inception, the Company's products have addressed primarily the needs of the ophthalmic fluorescein angiography market, and more recently the indocyanine green market. The current flagship products in the Company's angiography line are its digital imaging systems, the WinStation 1024(TM) and WinStation 640(TM). These WinStation products are targeted primarily at retinal specialists and general ophthalmologists.

       The Company believes, however, that as the U.S. healthcare system moves toward managed care the needs of the managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine, combined with lower cost imaging devices and systems, are emerging that allow physicians and managed care organizations to deliver a high quality of patient care while reducing costs. OIS is currently a market leader in the ophthalmic imaging field and plans to expand this role by applying its technology to the development of new ocular imaging devices and telemedicine/managed care applications targeted at the mass markets of general ophthalmology and optometry.

       The Company's objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular health care industry, while maintaining its position as a market leader in digital imaging.

       In this regard, the Company refocused its resources during 1998 on the marketing and sales of its WinStation digital imaging systems and the development of two ocular imaging devices, the Digital Fundus Imager ("DFI") and the Digital Slit Lamp Imager ("DSLI"). These two new products, which were introduced at the recently completed Annual Meeting of the American Academy of Ophthalmology (the "AAO") held in New Orleans in November 1998 (the "1998 AAO Meeting"), represent a paradigm shift in imaging for ocular health professionals by providing diagnostic imaging devices and digital imaging systems that are affordable to the general ophthalmology and optometry markets. The Company is currently focusing its development efforts on its DFI and DSLI products, as well as features and enhancements to its existing products.

       On February 25, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premier, pursuant to which, among other things: (i) Premier agreed to commence a tender offer ("Tender Offer") to acquire all shares of the Company's common stock not held by Premier or its affiliates in exchange for a combination of cash and Premier securities; and
(ii) the Company agreed to recommend that shareholders tender their shares of the Company's common stock in the Tender Offer and not to solicit any competing acquisition proposals. As a condition to the Stock Purchase Agreement, the Company agreed to amend its Rights Agreement ("Rights Agreement") dated as of December 31, 1997 by and between the Company and American Securities Transfer, Inc., as rights agent, to permit Premier to acquire up to 51.3% of the Company's outstanding common stock in private purchase agreements made simultaneously with the execution of the Stock Purchase Agreement. Following the execution of the Stock Purchase Agreement, the Company and Premier worked together with regard to certain aspects of their respective businesses. In this regard, the Company provided management of certain of Premier's sales and marketing efforts and Premier assisted the Company in the manufacture of prototypes of certain of its new products and in the procurement of its inventory and payment of certain other expenses.

     In August 1998, Premier notified the Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement. On August 14, 1998, the Company issued a press release announcing the termination of the Stock Purchase Agreement. In view of the termination of the Stock Purchase Agreement, the Company is currently re-evaluating the alternatives available to it and is in active discussions with Premier regarding the nature of the future relationship between the two companies. In addition, the Company has received several informal indications of interest from third parties regarding, among other things, transactions involving potential joint business venture arrangements, acquisition of the Company's assets and equity investments in the Company. The Company intends to pursue these indications of interest in the context of the arrangements, if any, with Premier. For additional information regarding the terms and conditions of the Stock Purchase Agreement, see the Company's Form 8-K filed on March 9, 1998 and Note 9 of the Notes to Financial Statements included in this Form 10-KSB.

       The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. The Company expects to continue to incur operating losses for the foreseeable future and there can be no assurance that the Company will be able to achieve or sustain significant revenues or profitability in the future. In an effort to achieve profitability, the Company intends to strengthen its existing product lines and expand into new product lines, including the DFI and DSLI, which may result in significant expenses over the next several years.

       The Company, headquartered in Sacramento, California, enjoys a fine reputation within the ophthalmic community for producing high quality, reliable, easy to use equipment. Its products are used for a variety of standard diagnostic test procedures which are performed in most eye care practices.

       The Industry

       There are approximately 16,000 ophthalmologists in the United States and 28,000 ophthalmologists practicing medicine in countries outside the United

States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neuro, plastics, pediatric, cataract, cornea and refractive surgery. There are approximately 29,000 practicing optometrists in the United States, with the preponderance of practicing optometrists worldwide located in the United States.

       Products

     The Company currently offers four products to the ophthalmic market. The Company's WinStation products, the WinStation 640 and the WinStation 1024, have been offered for a number of years. At the recently completed 1998 AAO Meeting, the Company introduced two new products targeted at the ophthalmic and optometric markets: a Digital Fundus Imager and a Digital Slit Lamp Imager. While the Company received significant initial purchase commitments for these products at the AAO convention, the Company does not anticipate commencing delivery of these products until the latter half of fiscal 1999.

       WinStation Systems (640 & 1024)

       The Company's WinStation systems and products (640 and 1024 resolution) are targeted primarily at the retina specialist and general ophthalmologist. These products are primarily used by ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye in the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system connected to a fundus camera takes detailed images of the patient's retina. These digital images can provide a "road map" for laser treatment.

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

       The Company's WinStation systems are also used by ophthalmologists to perform indocyanine green ("ICG") angiography. ICG angiography is a diagnostic test procedure which is yielding potentially new information that is helpful in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 13 million people in the U.S.). ICG angiography, used for approximately 5% of patient angiography by retinal specialists, is a dye procedure that can only be performed using a digital imaging system.

       Digital Fundus Imager

       The DFI is intended for use by a majority of eye care practitioners, including most ophthalmologists and optometrists. The DFI is a significantly lower cost alternative to currently available fundus cameras for use in color fundus imaging and fluorescein angiography, with the emphasis on the posterior segment of the eye. The system is unique in that it is the first "digital only" fundus camera which utilizes a proprietary optical design allowing patients to be imaged through a small pupil. The DFI is also capable of real-time video capture, database management and archiving, all of which can benefit practitioners, particularly in the areas of patient screening, tracking and monitoring relative to certain ocular pathologies, primarily retinal, as well as patient record retention. In addition to optometrists and general ophthalmologists, the Company's target market for the DFI includes retail optometry chain outlets, teaching institutions and military hospitals. The Company is hopeful that there will be favorable market acceptance of the DFI and that the DFI and related products will become a significant product line for the Company. However, there can be no assurance that this product line will be accepted by the target market.

       Digital Slit Lamp Imager

       The DSLI is targeted at a market similar to that of the DFI with an emphasis on imaging the anterior segment of the eye. Slit lamps are imaging devices used in virtually all ophthalmic and optometric practices. The DSLI adapts to most slit lamp models and, similar to the DFI, is capable of real-time video capture, database management and archiving.

       Other

       The Company also developed the Glaucoma-Scope(R), designed for use by ocular health providers that manage patients with glaucoma by providing a means for comparing optic nerve head topography over a number of patient visits. While the Company has sold Glaucoma-Scope(R) units in the past, it no longer actively markets this product for sale.

       Markets

       The WinStation market consists of current fundus camera owners and anticipated fundus camera purchasers of cameras suitable for interfacing with the Company's digital imaging system products. Presently there are over 8,500 mydriatic fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,000 units per year. Of the total number of fundus cameras worldwide, approximately 12,000 are suitable to be interfaced with OIS digital imaging systems.

       Currently there are six manufacturers of fundus cameras producing a total of 17 models. OIS has successfully designed optical and electronic interfaces to each of these cameras.

       The primary target market for digital angiography systems is retinal specialists who number approximately 2,000 in the U.S. OIS digital imaging system sales have also been driven in this segment by ICG angiography. ICG angiography is a diagnostic test procedure which is yielding potentially new information that is helpful in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 13 million people in the U.S.). ICG angiography is a dye procedure that can only be performed using a digital imaging system. While only used for approximately 5% of patient angiography by retinal specialists, it has been the catalyst to digital imaging system purchases. Competition is intense in the retinal community and it has been reported that those practices without ICG capability have been losing referral business from general ophthalmologists. The Company expects the demand for digital angiography to continue as it becomes a standard of care.

       The DFI and DSLI are intended for use by a majority of eye care practitioners, including most ophthalmologists and optometrists. The primary target markets for the DFI and DSLI products are optometrists, the majority of whom are among the approximately 29,000 practicing in the United States (which number includes those employed by or affiliated with retail optometry organizations); retinal specialists and general ophthalmologists who, combined, number approximately 16,000 in the United States; 5,000 retail optometry chain outlets in the United States; and teaching institutions and military hospitals. It is estimated that annually approximately 3,000 fundus cameras, including new and previously-owned, are sold worldwide at an average selling price of approximately $20,000. The fundus camera market is estimated to be approximately 65% penetrated in ophthalmology, with a significant number of fundus cameras currently in use estimated to be more than 5 years old, and approximately 5% in optometry. The DFI is a significantly lower cost alternative to currently available fundus cameras for use in color fundus imaging and fluorescein angiography, with the emphasis on the posterior segment of the eye and both the DFI and DSLI provide the features, capabilities and benefits of digital imaging.

       Although the Company no longer actively manufactures or markets the Glaucoma-Scope(R) for sale, it continues to asses potential market opportunities for this product.

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

     In addition, as a result of the recent affiliation with Premier, during the past year the Company has assisted in the sales and marketing efforts of Premier with respect to its EyeSys products, principally in the areas of marketing and sales management. In contrast to the Company's products, the EyeSys product line includes corneal topography systems and devices used to assist eye care practitioners in patient assessment for refractive surgery and contact lens fitting. However, since the Stock Purchase Agreement was terminated, the Company has provided only limited assistance to Premier. The Company is currently negotiating with Premier as to whether these efforts will continue and, if so, the terms of such arrangements.

       With respect to those marketing activities involving the Company's products, the Company prepares brochures, data sheets, application notes on its products, and participates in industry trade shows and workshops. Advertising and promotion is achieved through advertisements in trade journals, press releases,, direct mail solicitations, journal articles, and scientific papers and presentations.

       Manufacturing and Production

       The Company is primarily a systems integrator with proprietary software, optical interfaces, and electronic fundus camera interfaces. Certain components are subcontracted to outside vendors and assembled at OIS. The Company inventories and assembles components in a 9,675 square foot facility located in Sacramento, California. For production of certain components of its products, the Company's manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

       The Company's WinStation product line is manufactured by assembling components purchased from established outside quality vendors as well as certain components manufactured by OIS. Proprietary components manufactured by the Company include interface circuit boards for 17 fundus camera models and video optical interfaces. The Glaucoma-Scope(R) optical head is also manufactured by the Company.

     With respect to the Company's two new products, the DFI and the DSLI, the Company has not yet finalized the manufacturing and production strategies for these product lines. The Company has limited capacity to manufacture the DFI and DSLI in its present facilities with its current employees. However, the Company is optimistic that these products will be readily accepted by the marketplace and that the demand will exceed its current capacity. The Company is analyzing the manufacturing alternatives available to it in the event that such demand should be realized, including, but not limited to, outsourcing opportunities and potential joint venture arrangements. No decision has been made at this time.

     The Company has been routinely audited by the Food and Drug Administration ( the "FDA") and was deemed to conform to Good Manufacturing Practices ("GMP"). The Company has 510(k)'s on file for both its digital angiography products, including its recently introduced DFI and DSLI, and the Glaucoma-Scope. See "Government Regulation".

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

     The Company works closely with its principal component suppliers and the rest of its vendors to maintain dependable working relationships and to continually integrate the most current proven pertinent technologies into the manufacturing of its products. During the past year, Premier assisted the Company in the procurement of the inventory components necessary for the manufacturing of its products, including the advancement or assumption of certain costs. This arrangement, however, is not currently in effect and is a subject of current negotiations between the companies.

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

       With respect to the Company's new products, the DFI and the DSLI, the Company anticipates offering similar warranties, installation and training services and service plans.

       Competition

       The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. The Company is aware of one primary competitor in the U.S. which produces and is delivering digital fundus imaging systems in volume, Topcon. Four other companies are known to have systems in primarily the international market, and to a limited extent the U.S. market, each with small market penetration.

       Topcon is the Company's main competitor in the angiography market. Topcon angiography products predominantly interface with Topcon fundus cameras while the Company's systems interface with 17 different models of fundus cameras from a wide variety of manufacturers.

     The primary competition for the DFI is expected to be traditional fundus cameras manufactured by Topcon, Kowa, Zeiss, Canon, Nidek and Nikon. None of the current digital fundus cameras include a digital imaging system or certain other features of the DFI, including live motion imaging. These fundus cameras, when combined with an imaging system comparable to the DFI, are significantly more expensive than the DFI. The Company is aware of two companies that currently have prototype units that could be similar in function to the DFI but such units have not yet been introduced.

       The Company is aware of five primary competitors for the DSLI, including Veatch, MVC, Kowa, Helioasis and Lombard. Additionally, there are approximately four other companies which manufacture low-end systems, but these systems have little market presence. To the Company's knowledge, however, the DSLI is the only low-end product offering live motion imaging, database management, archiving and voice annotation.

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

       Research and Development

       The Company intends to devote significant resources to the further development of the DFI and DSLI, telemedicine applications of its imaging systems, the improvement of optics, software development targeting modules specific to particular ocular diseases (including the continued enhancement of WinStation) and hardware optimization. The Company's research and development expenditures in the periods ended August 31, 1998 and 1997, were $866,745 and $1,070,192, respectively.

       Patents, Trademarks and Other Intellectual Property

       On June 15, 1993 the Company was issued United States Letters Patent 5,220,360 for "Apparatus and Method for Topographical Analysis of the Retina." This patent relates to the Glaucoma-Scope(R) apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings. In addition, the Company relies upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position. The Company anticipates aggressively defending its patents and proprietary technology, although there can be no assurance that any patent will not be circumvented or invalidated.

       Additionally, the Company has recently developed a digital fundus imaging system incorporating its Digital Fundus Imager, and has initiated the patent protection process by filing a United States Provisional Patent Application describing the system. The Company's attorneys are presently evaluating patentability of the system in preparation for filing a further utility patent application. While the Company believes that this digital fundus imaging system is innovative and intends to aggressively pursue patent protection, there can be no assurance that a patent will ultimately be obtained, that such a patent will provide commercially valuable protection or that any patent, if obtained, will not be circumvented or invalidated.

       Further, although the Company believes that its products do not and will not infringe patents or violate proprietary rights of others, it is possible that its existing rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur. In the event that any of the Company's products, including the Glaucoma-Scope(R), infringe patents, trademarks or proprietary rights of others, the Company may be required to modify the design of such products, change the names under which the products or services are provided, or obtain licenses. There can be no assurance that the

Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. There can be no assurance that the Company's patents or trademarks, if granted, would be upheld if challenged, or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

       In that regard, the Company recently received from Winstation Systems Corporation ("WSC") a notice of an alleged trademark infringement. WSC is the owner of a federal trademark registration for WINSTATION and sells personal computers and related equipment under that name. For several years, the Company has used the "OIS WinStation" trademark for its ocular digital imaging systems. Because the Company's products are relatively expensive medical devices sold in a narrow specialty market channel to highly educated consumers, the Company does not believe there is any likelihood of confusion between the products of the two companies. The Company also believes that another word or words could be substituted for its use of "WinStation," if necessary, without material adverse impact on the Company's marketing efforts. For these reasons, the Company believes the infringement allegations can be resolved without a material adverse impact on the Company. However, there can be no assurance that WSC will not take legal action, and that such action, if taken, would not potentially have a material adverse affect on the Company (see "Legal Proceedings" in Item 3 of this Form 10-KSB).

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

       Government Regulation

       The marketing  and sale of the Company's  products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to the Federal Food, Drug, and Cosmetic Act ("FDCA"), the Company is required under
Section 510(k) to file, and has submitted, a Pre-Marketing Notification with the FDA which provides certain safety and effectiveness information concerning the Company's diagnostic imaging systems, including its recently developed DFI and DSLI, and the Glaucoma-Scope(R). The FDA has approved the Company's pre-marketing notification submittals thereby granting the Company permission to market its products, subject to the general controls and provisions of the FDCA. The Company's products are classified as Class II devices (special controls) which require, among other things, annual registration, listing of devices, good manufacturing practices, labeling, and prohibition against misbranding and adulteration.

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

       Insurance

       The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of August 31, 1998, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

       Employees

       As of August 31, 1998, the Company had 27 employees, of which 26 were full time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the area of research and development, software development, regulatory affairs, and product services. These consultants periodically engage contract engineers as independent consultants for specific projects. The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.


ITEM 2.                  DESCRIPTION OF PROPERTY

       Facilities

       The Company leases, on a month-to-month basis under a triple net lease, approximately 9,675 square feet of office, manufacturing, and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays monthly lease payments, with respect to these properties, in the aggregate of approximately $7,700.

       The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.


ITEM 3.                  LEGAL PROCEEDINGS

       On September 6, 1996, an action was filed in Superior Court in the County of Sacramento, California against the Company by a former employee alleging that such employee was wrongfully terminated by the Company in retaliation for filing a grievance against a co-employee for harassment and creation of a hostile work environment. In October 1998, the Company was notified by its counsel that the case was voluntarily dismissed.

       On or about September 18, 1998, the Company received from WSC a notice of an alleged trademark infringement. WSC is the owner of a federal trademark registration for WINSTATION and sells personal computers and related equipment under that name. For several years, the Company has used the "OIS WinStation" trademark for its ocular digital imaging systems. Because the Company's products are relatively expensive medical devices sold in a narrow specialty market channel to highly educated consumers, the Company does not believe there is any likelihood of confusion between the products of the two companies. The Company also believes that another word or words could be substituted for its use of "WinStation," if necessary, without material adverse impact on the Company's marketing efforts. For these reasons, the Company believes the infringement allegations can be resolved without a material adverse impact on the Company. However, there can be no assurance that WSC will not take legal action, and that such action, if taken, would not potentially have a material adverse affect on the Company (see "Patents, Trademarks and Other Intellectual Property" in Item 1 of this Form 10-KSB).

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


ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       There were no matters submitted to a vote of the Company's securities holders during the fourth quarter of its fiscal year ended August 31, 1998 covered by this Annual Report on Form 10-KSB.


                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The shares of common stock of the Company have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol "OISI" since May 28, 1998 and prior thereto on the Nasdaq Small-Cap Market. Through March 3, 1998, the Company's common stock also had been listed under, and traded on, the Boston Stock Exchange under the symbol "OIS."

     The following table sets forth the high ask and low bid prices for the Company's common stock as reported on the Nasdaq Small-Cap Market through May 27, 1998, and thereafter on the Nasdaq OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                                                              Fiscal Year 1997                    Fiscal Year  1998
                                                    ------     -------------------      -----     -------------------

                                                     High         Low                    High       Low
                                                     Ask          Bid     Dividend       Ask        Bid      Dividend
                                                    ------       -----    --------       -----     -----     --------


First Quarter......................................   5-3/4      3-1/4       --          1-3/16      3/4          --
Second Quarter.....................................   5-3/16     3           --          2           1/2          --
Third Quarter......................................   3-7/8      1-7/8       --          2          9/16          --
Fourth Quarter.....................................   2-1/4        1/2       --          1-5/16     7/16          --


     On November 30, 1998 the closing price for the Company's common stock as reported by the Nasdaq OTC Bulletin Board was $.50 per share and there were approximately 138 shareholders of record.

     The Company was notified by Nasdaq that the Company no longer satisfied Nasdaq Small-Cap Market listing requirements and, in accordance with the terms of the Nasdaq Listing Qualifications Panel decision, the Company's common stock was delisted therefrom on May 27, 1998.

     Due to the Company's inability to comply with the Boston Stock Exchange listing requirements, the Company's common stock was delisted therefrom on March 3, 1998.

     Dividend Policy

     The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company expects to retain its earnings, if any, to provide funds for the expansion of its business. Pursuant to a Credit Agreement with Imperial Bank, the Company is restricted from paying dividends prior to retirement of the debt thereunder. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including the Company's earnings and financial condition, capital requirements, and other relevant factors. See "Management's Discussion and Analysis or Plan of Operation" in Item 6 of this Form 10-KSB.

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

       The Company believes, however, that as the U.S. healthcare system moves toward managed care the needs of the managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine, combined with lower cost imaging devices and systems, are emerging that allow physicians and managed care organizations to deliver a high quality of patient care while reducing costs. OIS is currently a market leader in the ophthalmic imaging field and plans to expand this role by applying its technology to the development of new ocular imaging devices and telemedicine/managed care applications targeted at the mass markets of general ophthalmology and optometry.

       The Company's objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular health care industry, while maintaining its position as a market leader in digital imaging.

       In this regard, the Company has recently refocused its resources on the marketing and sales of its WinStation digital imaging systems and the development of two ocular imaging devices, the DFI and the DSLI. These two new products, which were introduced at the recently completed 1998 AAO Meeting, represent a paradigm shift in imaging for ocular health professionals by providing diagnostic imaging devices and digital imaging systems affordable to the general ophthalmology and optometry markets. The Company is focusing its current development efforts on its DFI and DSLI products, as well as features and enhancements to its existing products.

     The Company is hopeful that there will be favorable market acceptance of the DFI and the DSLI and that the DFI and DSLI and related products will become significant product lines for the Company. The Company has limited capacity to manufacture these products from its present facility with its current workforce. However, if future demand for the products meets or exceeds the Company's optimistic expectations, demand will exceed the Company's current production capacity. In such an event, the Company may need to seek additional funds and manufacturing capacity in order to produce and distribute its products in sufficient quantities to meet any such demand for these new products. In the longer term, the Company believes that it can generate significant revenues from sales of said products which will be sufficient to fund the future production and distribution of these products. There can be no assurance, however, that there will be favorable market acceptance of these products. Furthermore, if there is favorable market acceptance, then there can be no assurance that the Company will be able to identify a suitable manufacturing alternative to alleviate any over-capacity situation or that there will be arrangements available to the Company to secure or otherwise generate the funds necessary to produce and distribute a large demand for these products or, if available, that such alternatives or financing arrangements will be on terms favorable to the Company.

     The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

     On February 25, 1998, the Company and Premier entered into the Stock Purchase Agreement whereby Premier made an offer to stockholders to buy those shares of the Company's common stock which were not already owned by it. As a result of the negotiation of the Stock Purchase Agreement, and in contemplation of its consummation, the Company incurred significant costs and expenses and diverted a significant amount of its resources away from its core business. In addition, the Company entered into various financing arrangements with Premier.

     On or about August 20, 1998, it was determined that the transactions contemplated under the Stock Purchase Agreement between the Company and Premier would not be consummated and the Stock Purchase Agreement was terminated. As a result of such termination, the Company has made demand to Premier for payment of the $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Termination Fee, however,among other things, is a subject of current negotiations between the companies. For additional information regarding the terms and conditions of the Stock Purchase Agreement, see the Company's Form 8-K filed on March 9, 1998, and as referenced in Note 9 of the Notes to Financial Statements included in this Form 10-KSB. See also "Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

     As a result of the transactions contemplated under the Stock Purchase Agreement, together with certain private purchase agreements made simultaneously with the execution of the Stock Purchase Agreement, Premier currently owns approximately 51.3% of the Company's outstanding common stock.


     Results of Operations

         The Company incurred a net loss of $2,735,019, or $.68 per share, during 1998 compared to a net loss of $2,110,554, or $.59 per share, during 1997. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         The 1998 figures reflect the adverse impact on revenues and corporate operations resulting from efforts associated with the contemplated transaction with Premier. The Company has incurred significant costs and professional fees and expenses in connection therewith, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

     The Company's revenues decreased approximately 5% to $6,277,370 in 1998 from $6,625,616 in 1997. The primary factor contributing to the reduced 1998 revenue level was the adverse impact of management's efforts being directed to the negotiations with Premier and less time devoted to the generation of sales. During the recently completed 1998 AAO Meeting, the Company introduced its low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. The Company received substantially more purchase commitments for its products as compared to previous AAO meetings, with significant purchase commitments for the newly introduced products. As such, the Company will continue and direct the majority of its resources to both support the demand for its digital imaging products as well as pursue other opportunities in these and related markets, including general ophthalmology and optometry.

     Contribution to revenues from sales of Glaucoma-Scope(R) units have been negligible and management does not anticipate near-term sales improvement from the Glaucoma-Scope(R).

     Gross margins were approximately 34% in 1998 as compared to approximately 26% in 1997. This increase in gross margin percentage was attributable primarily to the adverse impact during the fourth quarter of 1997 of a non-recurring adjustment to reduce the carrying value of certain inventory, including field spares, due to, among other things, potential obsolescence and reduced cost recovery estimates. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management believes that near-term gross margin improvement, if any, would result principally from reduced material costs associated with currently deliverable system configurations, outsourcing additional manufacturing and assembly operations and related fixed cost reduction measures implemented during the latter half of 1997, including personnel cutbacks, economics of scale from increased unit production and other manufacturing efficiencies.

     Sales and marketing and general and administrative expenses accounted for approximately 63% of revenues for the fiscal year ended August 31, 1998 as compared to approximately 41% for the previous fiscal year. Expenses were $3,957,205 in 1998 as compared to $2,714,140 in 1997, representing an increase of approximately 46%. The primary factors contributing to this increase were significant investment banking, legal and other professional costs recognized during the second, third and fourth quarters of 1998 associated with the negotiation and termination of the Stock Purchase Agreement as well as on-going negotiations with Premier, the costs related to additional senior management personnel hired during the fourth quarter of fiscal 1997, the costs related to additional sales personnel hired during 1998 as well as increased compensation expense recognized in connection with stock options issued to non-employees and non-directors. The Company anticipates that recurring expenses in this area will continue to run above historical levels.

     Research and development expenses decreased by approximately 19% to $866,745, or approximately 14% of revenues in 1998 from $1,070,192, or approximately 16% of revenues in 1997. The Company intends to focus its research and development efforts on its recently introduced digital image capture products, current product enhancements and reducing cost configurations for its current products. The Company anticipates that research and development expense will be maintained at or above current levels in the near term.

     Interest income was $1,381 during 1998 versus $13,912 during 1997. Interest expense accounted for $65,187 and $80,746 in 1998 and 1997, respectively.

     Export Sales

     Revenues from sales to customers located outside of the United States (primarily Europe) accounted for approximately 17% and 30% of the net sales for the years ended August 31, 1998 and 1997, respectively.

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

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities used cash of $956,258 in 1998 as compared to $1,411,425 in 1997. The cash used in operations during 1998 was expended principally to fund the net loss during the year. This amount was offset in large measure by collections of accounts receivable and, to a lesser extent, increases in accrued liabilities, particularly those liabilities accrued in connection with significant investment banking, legal and other professional costs recognized during the second, third and fourth quarters of 1998 associated with the negotiation and termination of the Stock Purchase Agreement as well as on-going negotiations with Premier. The cash used in operations in 1997 was expended primarily to fund the loss during the period and the increase in accounts receivable associated with the timing of product deliveries toward the end of the period, which amount was partially offset by a significant reduction in inventory levels during the period.

         Net cash used in investing activities was $163,460 during 1998 as compared to $161,735 during 1997. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures. While the Company had anticipated that it would continue to upgrade its existing management information and corporate communication systems, the Company deferred significant capital acquisition decisions as a result of the contemplated acquisition of the Company pursuant to the Stock Purchase Agreement.

     The Company generated cash of $1,491,604 from financing activities during 1998 as compared to $664,135 during 1997. The principal sources of cash from financing activities in 1998 were the net proceeds from the exercise of certain warrants issued pursuant to a private placement of the Company's common stock in November 1995 and borrowings under the Premier Note (as defined below), which amounts were partially offset by net repayments of borrowings under the Credit Agreement which is more fully described immediately below. The cash generated from financing activities during 1997 were principally the net proceeds of approximately $757,000 from the exercise of certain Series A and B Warrants issued pursuant to a private placement of the Company's common stock discussed in the succeeding sentence, and, to a lesser extent, proceeds from the exercise of stock options issued to employees, which amounts were partially offset by the net repayments of borrowings under the Credit Agreement. See Note 9 of the Notes to Financial Statements included in this Form 10-KSB for a more detailed description of the private placement. Principal repayments on notes payable to parties other than Premier was negligible in both 1998 and 1997.

     As discussed in Note 4 of the Notes to Financial Statements included in this Form 10-KSB, on November 18, 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with Imperial Bank (the "Bank"). Advances outstanding under a line of credit agreement with the Bank which matured on November 7, 1997 (the "Credit Agreement") were recorded as the initial advances under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company under the Agreement and the Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or
$1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets.

     Additionally, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). Borrowings against the Premier Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings against the Agreement with the Company's Bank. Premier also has made certain unsecured advances to the Company which are not covered by the Premier Note. Approximately $1,487,000 in principal and interest was outstanding under the Premier Note and unsecured advances at August 31, 1998. The Company and Premier are currently in negotiations, among other things, to reduce the aggregate amount of the Company's debt to Premier by the $500,000 Termination Fee, to increase the maximum principal amount available under the Premier Note accordingly and to establish mutually acceptable repayment terms. While the parties have agreed in principle on these issues, there can be no assurance that a final agreement between the parties can be reached. In the event that no agreement can be reached, if demand for payment in full is made by Premier and the Company cannot obtain financing to make such payment, then the Company would not be able to satisfy such demand, thereby seriously jeopardizing, if not precluding, its ability to continue as a going concern.

     At August 31, 1998, the Company's cash and cash equivalents were approximately $514,200. Barring demand for payment of amounts owing under the Premier Note, the Company believes that its existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Agreement could be adequate to meet its liquidity and capital requirements in the near term. However, demand for payment of amounts due under the alternative stock appreciation right with the Bank or the increase in demand for the Company's new products could result in the need for additional cash. While no request for payment has yet been made, principal and interest amounts due under the alternative stock appreciation right with the Bank, which amounts were approximately $268,000 as of August 31, 1998, are also currently due. If demand for payment were to be made by the Bank, then the Company would also have to seek financing to make such payment, including, but not limited to, debt or equity financing. Further, although the Company has capacity to produce the DFI and DSLI products from its present facility with its current workforce, if future demand meets the Company's optimistic expectations for these products, then the Company may need to seek additional funds and manufacturing capacity in order to produce and distribute that level of demand for these new products.

     The Company will continue to evaluate alternative sources of capital to meet its cash requirements, including other debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

Inflation
----------

     The Company believes that inflation has not had a material or significant impact on the Company's revenue or on its results from operations.



ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company are attached hereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company filed a Current Report on Form 8-K and an Amendment No. 1 to that Current Report on Form 8-K on August 27, 1998 and September 8, 1998, respectively, to report the resignation of Ernst & Young LLP as the Company's auditors.

     On  October  23,  1998,  the  Company   retained  the  accounting  firm  of
Perry-Smith & Co. to serve as the Company's independent auditors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                     WITH SECTION 16(a) OF THE EXCHANGE ACT

     Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1998 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 10.      EXECUTIVE COMPENSATION

     Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1998 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1998 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders for fiscal year 1998 which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the Registrant's fiscal year.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

     A.       Exhibits

                                                                      Footnote
  Exhibit Number    Description of Exhibit                            Reference
  --------------   ----------------------------------------------   ----------

       2.1          Stock Purchase  Agreement, dated as of
                    February 25, 1998, by and between Registrant and
                    Premier Laser Systems, Inc.                             (13)

       3.1          Articles of Incorporation of the Registrant,
                    as amended.                                               *

       3.1(a)       Amendment to Articles of  Incorporation
                    (Certificate of  Determination of Preferences of
                    Series A Junior Participating Preferred Stock of
                    Ophthalmic Imaging Systems).                            (11)

       3.2          Amended Bylaws of the Registrant.                         *

       3.3          Amendment to Amended Bylaws of the Registrant
                    dated January 28, 1998.                                 (16)

       4.1          See Exhibits 3.1 and 3.2 for  provisions
                    of the Articles of  Incorporation, as amended,
                    and the amended Bylaws of the  Registrant
                    defining the rights of holders of common stock
                    of the Registrant.                                        *

       4.2          Specimen of Stock Certificate.                            *

       4.3          Rights  Agreement, dated as of December 31, 1997,
                    between Registrant and American Securities
                    Transfer, Inc., including form of Rights
                    Certificate attached thereto.                           (10)

       4.4          Amendment to Rights  Agreement, dated as of
                    February 25, 1998, between Registrant and
                    American Securities Transfer, Inc.                      (14)

       10.1         Lease  Agreement,  dated as of July 10, 1987,
                    between the Registrant (as tenant)and
                    Transamerica/Emkay Income Properties I, as
                    amended on July 23, 1990 and June 11, 1991.              *

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

       10.10        Original Equipment Manufacturer/Value Added
                    Reseller Agreement, dated May 7, 1991, between
                    the Registrant and Eastman Kodak Company.                *

       10.11        The  Registrant's 1992 Nonstatutory Stock Option
                    Plan and sample form of Nonstatutory Stock Option
                    Agreement.                                               *


       10.12        Cross-Indemnification Agreement, dated February 14,
                    1991, among Dennis Makes, Steven Verdooner, and
                    Richard Wullaert.                                        *


       10.13        Key Man Life Insurance Policies in the amount
                    of $1,000,000 for each of Dennis J. Makes and
                    Steven R. Verdooner, with the Registrant as the
                    named beneficiary.                                       *

       10.14        Stock Option Plan.                                       (1)

       10.15        Rental Agreement dated May 1, 1994 by and between
                    the Registrant and Robert J. Rossetti.                   (2)

       10.16        Security and Loan Agreement (with Credit Terms
                    and Conditions) dated April 12,  1995 by
                    and between the Registrant and Imperial Bank.            (3)

       10.16(a)     General  Security  Agreement  dated  April 12,
                    1995 by and between the Registrant and Imperial Bank.    (3)

       10.16(b)     Warrant  dated  November 1, 1995 issued by the
                    Registrant to Imperial  Bank to purchase 67,500
                    shares of common stock.                                  (4)

       10.16(c)     Amended Loan and Security  Agreement (with Credit
                    Terms and Conditions) dated November 1, 1995.            (4)


       10.16(d)     Registration  Rights Agreement dated November 1,
                    1995 between the Registrant and Imperial Bank.           (4)


       10.16(e)     Amended Loan and Security Agreement (with Credit
                    Terms and Conditions) dated April 4, 1996.               (6)


       10.16(f)     Amended Loan and Security Agreement (with Credit
                    Terms and Conditions) dated July 12, 1996.               (7)

       10.16(g)     Amended Loan and Security  Agreement (with Credit
                    Terms and Conditions) dated November  21, 1996.          (7)

       10.16(h)     Amended Loan and Security Agreement (with Credit
                    Terms and Conditions) dated June 3,  1997.               (8)


       10.16(i)     Amended Loan and Security  Agreement (with Credit
                    Terms and Conditions) dated August 28,  1997.            (9)


       10.16(j)     Amended Loan and Security Agreement (with Credit
                    Terms and Conditions) dated October 24, 1997.            (9)


       10.16(k)     Amended Loan and Security Agreement (with Credit
                    Terms and Conditions) dated November 3,  1997.           (9)


       10.16(l)     Amended Loan and Security  Agreement (with Credit
                    Terms and Conditions) dated November 21, 1997.           (9)


       10.16(m)     Agreement of Purchase of Receivable (Full Recourse)
                    dated November 18, 1997 between Registrant and
                    Imperial Bank.                                           (9)


       10.17        Employment Agreement dated November 20, 1995 between
                    the Registrant and Steven R. Verdooner.                  (4)


       10.17(a)     Amendment dated  effective July 14, 1997 to
                    Employment Agreement dated November 20, 1995 between
                    the Registrant and Steven R. Verdooner.                 (16)


       10.18        The  Registrant's 1995  Nonstatutory Stock Option
                    Plan and sample form of  Nonstatutory Stock
                    Option Agreement.                                        (5)


       10.19        The Registrant's 1997 Nonstatutory Stock Option
                    Plan and sample form of Nonstatutory Stock
                    Option Agreement.                                       (12)

       10.20        Promissory Note dated April 30, 1998 from the
                    Registrant to Premier Laser Systems,  Inc. in the
                    maximum amount of $500,000 due in full upon the
                    earlier of (i) written  demand by Premier or (ii)
                    April 30, 1999.                                         (15)

       10.21        Security Agreement dated April 30, 1998 by and
                    between the Registrant and Premier Laser
                    Systems, Inc.                                           (15)


       10.22        Form of Indemnification Agreement dated January 23,
                    1998 between the Registrant and each of its
                    directors, officers and certain key employees.          (16)


       11.1         Computation of net loss per share.                      (16)

       23.1         Consent of Perry-Smith & Company LLP, Independent
                    Auditors.                                               (16)

       23.2         Consent of Ernst & Young LLP, Independent Auditors.     (16)

       27           Financial Data Schedule (for SEC use only).             (16)

       99.1         Press release dated June 1, 1998.                       (15)

       99.2         Press release dated August 14, 1998.                    (16)

       99.3         Press release dated October 21, 1998.                   (16)

        -----------------------------------------------------------------

* Incorporated by reference to the Registrant's Registration Statement on Form S-18, number 33-46864-LA.

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

        (13) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 9, 1998.

        (14) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 9, 1998.

        (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1998 filed on July 15, 1998.

        (16)    Exhibit filed herewith.


     B.       Reports on Form 8-K

                  A Form 8-K/A was filed on September  8, 1998,  to report under
     Item 4 thereof a change in the Registrant's certifying accountant.

                  On August 21, 1998, the Company was notified by Ernst & Young LLP ("EY") that as a result of the Company's majority ownership by Premier Laser Systems, Inc., a company which EY previously resigned as auditors, EY has chosen to terminate its auditor relationship with the Company.

                  The reports of EY on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and are not qualified or modified as to uncertainty, audit scope, or accounting principles.

                  In connection with the audits of the Company's financial statements for each of the two fiscal years ended August 31, 1997 and 1996, and in the subsequent interim period, there were no disagreements with EY on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of EY would have caused EY to make reference to the matter in their report.

                                                       SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS                             Date:  December 15, 1998

By  /s/ STEVEN R. VERDOONER
        --------------------
        Steven R. Verdooner, Chief Executive
        Officer, Chief Financial Officer
        and Secretary


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ STEVEN R. VERDOONER     Chief Executive Officer, Chief     December 15, 1998
    ------------------      Financial Officer, Secretary
    Steven R. Verdooner     and Director
                           (Principal Executive Officer and
                            Principal Financial Officer)



/s/ STEVEN C. Lagorio      Director of Finance                 December 15, 1998
---------------------      (Principal Accounting Officer)
Steven C. Lagorio

/s/ MARK S. BULMENKRANZ    Director                            December 15, 1998
    -------------------
    Mark S. Blumenkranz, M.D.


/s/ ROBERT W. MEDEARIS     Director                            December 15, 1998
----------------------
   Robert W. Medearis


/s/ ROBERT I. SCHNUER      Director                            December 15, 1998
---------------------
   Robert I. Schnuer


/s/ Lawrence A. Yannuzzi, MD  Director                         December 15, 1998
    ----------------------
    Lawrence A. Yannuzzi, M.D.

                                  OPHTHALMIC IMAGING SYSTEMS


                                     FINANCIAL STATEMENTS


                              FOR THE YEAR ENDED AUGUST 31, 1998

                                             AND

                                 INDEPENDENT AUDITOR'S REPORT

             Report of Perry-Smith & Co., LLP, Independent Auditors



The Board of Directors and Stockholders
Ophthalmic Imaging Systems


        We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of August 31, 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ophthalmic Imaging Systems as of August 31, 1997 were audited by other auditors, whose report dated October 21, 1997, expressed an unqualified opinion on those statements.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, in a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of August 31, 1998, and the results of its operations and its cash flows for the year ended August 31, 1998, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, current liabilities exceed current assets by $2,130,895. In addition, the Company has a history of losses from operations resulting in an accumulated deficit of $12,004,971. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Sacramento, California                       Perry-Smith & Co., LLP

November 6, 1998

          Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying statements of operations, stockholders' equity, and cash flows for the year ended August 31, 1997 of Ophthalmic Imaging Systems, these financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly respects, the results of operations and cash flows of Ophthalmic Imaging Systems for the year ended August 31, 1997, in confoinuty with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Sacramento, California
October 21,1997,
except for Note 10
as to which the date is
November 18,1997

                                  OPHTHALMIC IMAGING SYSTEMS

                                         BALANCE SHEET

                                        August 31, 1998

                       ASSETS

Current assets:
    Cash and cash equivalents                                     $     514,186
    Accounts receivable, net of allowance for doubtful
        accounts of approximately $131,000                              506,984
    Inventories                                                         687,409
    Prepaid expenses and other current assets                            25,964
                                                                  -------------

           Total current assets                                       1,734,543

Furniture and equipment, net                                            411,392
Other assets                                                              7,385

           Total assets                                          $    2,153,320
                                                                 ===============


               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Short-term borrowings                                        $       98,175
    Accounts payable                                                    436,930
    Accrued liabilities                                               1,375,345
    Accrued warrant appreciation right                                  268,187
    Deferred extended warranty revenue                                  113,171
    Customer deposits                                                   102,079
    Note payable to related party due after one year                  1,462,480
    Capitalized lease obligation                                          9,071
                                                                  --------------

           Total current liabilities                                  3,865,438

Capitalized lease obligation                                             21,549

           Total liabilities                                          3,886,987

Commitments

Stockholders' deficit:
    Preferred stock, no par value, 20,000,000 shares authorized;
        none issued or outstanding                                            -
    Common stock, no par value, 20,000,000 shares authorized;
        4,155,428 shares issued and outstanding                      10,462,604
    Deferred compensation                                              (191,300)
    Accumulated deficit                                             (12,004,971)
                                                                ----------------

           Total stockholders' deficit                               (1,733,667)

           Total liabilities and stockholders' deficit          $      2,153,320
                                                                ================



The accompanying notes are an integral part of these financial statements.

                                  OPHTHALMIC IMAGING SYSTEMS

                                    STATEMENT OF OPERATIONS

                         For the Years Ended August 31, 1998 and 1997


                                                        1998            1997
                                                  --------------  --------------

Revenues:
    Net sales                                  $      6,064,180  $    6,480,055
    Other revenue                                       213,190         145,561
                                                 --------------  --------------

           Total revenues                            6,277,370        6,625,616

Cost of sales                                        4,124,633        4,885,004
                                                 ---------------  -------------

Gross profit                                         2,152,737        1,740,612
                                                 --------------- --------------

Operating expenses:
    Sales and marketing                              1,929,752        1,624,470
    General and administrative                       2,027,453        1,089,670
    Research and development                           866,745        1,070,192
                                                 ---------------  -------------

           Total operating expenses                  4,823,950        3,784,332
                                                 ---------------  --------------

Loss from operations                                (2,671,213)      (2,043,720)

Other income (expense):
    Interest income                                      1,381           13,912
    Interest expense                                   (65,187)         (80,746)
                                                ----------------  -------------

Net loss                                        $   (2,735,019)   $  (2,110,554)
                                                ================  ==============


Basic loss per share                            $         (.68)   $        (.59)
                                                ================   ============

Shares used in the calculation of net loss
    per share                                        4,030,428        3,597,879
                                               ================   =============

The accompanying notes are an integral part of these financial statements.

                                  OPHTHALMIC IMAGING SYSTEMS

                          STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                         For the Years Ended August 31, 1998 and 1997


                                                                                            Total
                                Common Stock           Deferred                             Stockholders'
                           --------------------        Compen-               Accumulated    Equity
                              Shares      Amount       sation                Deficit        (Deficit)
                          -----------  ---------       ----------            ------------   -------------


Balance,
   September 1, 1996        3,307,164 $ 8,940,196                           $ (7,159,398)   $ 1,780,798

Options exercised              52,400     152,286                                               152,286

Issuance of common
   stock upon exercise
   of warrants                545,864     757,097                                               757,097

Deferred compensation
   related to stock
   options granted to
   non-employees                          395,036      $ (395,036)

Stock option compen-
   sation expense                                          88,142                               88,142

Net loss                                                                      (2,110,554)   (2,110,554)
                       ------------- -------------     ------------         -------------- -------------

Balance,
   August 31, 1997        3,905,428    10,244,615        (306,894)            (9,269,952)      667,769

Issuance of common
   stock upon exercise
   of warrants             250,000        213,750                                              213,750

Deferred compensation
   related to stock
   options granted to
   non-employees                            4,239          (4,239)

Stock option compen-
   sation expense                                         119,833                              119,833

Net loss                                                                     (2,735,019)   (2,735,019)
                       -----------  -------------      ------------         -------------   ------------

Balance,
   August 31, 1998     4,155,428   $  10,462,604      $  (191,300)         $(12,004,971)  $(1,733,667)
                       ==========  ==============     =============        =============   =============

The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                  For the Years Ended August 31, 1998 and 1997


                                                         1998           1997
                                                       ---------      ---------

Cash from operating activities:
    Net loss                                           $(2,735,019) $(2,110,554)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
           Accrued warrant appreciation right               16,690       27,215
           Depreciation and amortization                   133,038      142,148
           Provision for doubtful accounts                  30,747       (6,116)
           Stock option compensation expense               119,830       88,142
           Net changes in operating assets and
            liabilities:
               Accounts receivable                       1,106,810     (566,421)
               Inventories                                 106,643      786,483
               Prepaid expenses and other current assets    67,444      (28,460)
               Other assets                                              79,250
               Accounts payable                           (379,579)    (120,950)
               Accrued liabilities                         581,040      196,664
               Deferred extended warranty revenue           19,557       12,417
               Customer deposits                           (23,459)      88,757
                                                       ------------  ----------

                  Net cash used in operating activities   (956,258)  (1,411,425)
                                                       ------------  ----------

Cash flows used in investing activities:
    Cash expenditures for furniture and equipment         (163,460)    (161,735)
                                                       ------------ -----------

Cash flows from financing activities:
    Proceeds from short-term borrowings                                 308,000
    Repayment of short-term borrowings                    (212,827)    (546,998)
    Proceeds from note payable to related party          1,462,480
    Capitalized lease obligation                            30,435
    Principal payments on notes payable                     (2,234)      (6,250)
    Issuance of common stock                               213,750      909,383
                                                      ------------  -----------

                  Net cash provided by financing
                      activities                         1,491,604      664,135
                                                      ------------  -----------

Net increase (decrease) in cash and cash equivalents       371,886     (909,025)

Cash and cash equivalents, beginning of the year           142,300    1,051,325
                                                      ------------  -----------

Cash and cash equivalents, end of the year            $    514,186   $  142,300
                                                      ============ ============

The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization and Business
        -------------------------

        Ophthalmic Imaging Systems (the "Company"), was incorporated in California in July 1986. The Company is primarily engaged in the business of designing, developing, manufacturing, and marketing digital imaging systems, image enhancements and analysis software, and related products and services for use by practitioners in the ocular healthcare field.

        Use of Estimates
        ----------------

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

        Concentrations of Credit Risk and Export Sales
        ----------------------------------------------

        Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during fiscal year 1998 or 1997 comprised 10% or more of net sales.

        Revenues from sales to customers located outside of the United States (primarily Europe) accounted for approximately 17% and 30% of net sales during the years ended August 31, 1998 and 1997, respectively.

        Inventories
        -----------

        Inventories,   which  consist   primarily  of  purchased  system  parts,
        subassemblies and assembled systems are stated at the lower of cost (determined using the first-in, first-out method) or market.

        Furniture and Equipment
        -----------------------

        Furniture and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives generally range from three to seven years.

        Revenue Recognition and Warranties
        ----------------------------------

        The Company generally recognizes revenue from the sale of its products when the goods are shipped to its customers. The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition and Warranties (Continued)
        ----------------------------------

        Customers may purchase extended warranty coverage for additional one or two year periods. Revenues from the sale of these extended warranties are deferred and recognized as other revenue on a straight-line basis over the term of the extended warranty contract.

        Income Taxes
        ------------

        Deferred income taxes are accounted for pursuant to Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as a result of differences in the timing of recognition of certain revenues and expenses for financial statement and income tax reporting purposes.

        General business credits are accounted for as a reduction of federal income taxes payable under the flow-through method.

        Net Loss Per Share
        ------------------

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Diluted earnings per share has not been presented for 1998 or 1997 as the inclusion of potential common shares would have an antidilutive effect on the loss per share. All net loss per share amounts have been restated to conform to Statement No. 128 requirements.

        Statement of Cash Flows
        -----------------------

        For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

        Cash paid for interest amounted to approximately $41,000 and $64,000 during the years ended August 31, 1998 and 1997, respectively. Cash paid for income taxes amounted to approximately $800 for each of the years ended August 31, 1998 and 1997.

        Stock Based Compensation
        ------------------------

        The Company has elected to follow accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 9 for pro forma disclosures of compensation expense.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2.      INVENTORIES

        Inventories consist of the following as of August 31, 1998:

               Raw materials                                     $      482,165
               Work-in-process                                           47,891
               Finished goods                                           157,353
                                                                 ---------------
                                                                 $      687,409
                                                                 ===============

3.      FURNITURE AND EQUIPMENT

        Furniture and equipment consist of the following as of August 31, 1998:

               Research and manufacturing equipment              $      643,086
               Office furniture and equipment                           433,059
               Demonstration equipment                                  183,938
               Vehicles                                                  58,991
                                                                 ---------------
                                                                      1,319,074


               Less accumulated depreciation and amortization          (907,682)

                                                                 $      411,392
                                                                 ==============

4.      SHORT-TERM BORROWINGS

        The Company entered into an accounts receivable credit agreement (the "Agreement") with a bank (the "Bank") on November 18, 1997. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances with a maximum borrowing base of $1.2 million. Borrowings are secured by substantially all assets of the Company and bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank charges an administrative fee equal to the greater of .5% of the average daily balance for the month or $1,200. The Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Advances outstanding under a line of credit agreement with the Bank (which matured November 7, 1997) were recorded as the initial advance under the Agreement.

5.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following as of August 31, 1998:

               Accrued compensation                             $       269,762
               Accrued warranty expenses                                319,071
               Other accrued liabilities                                786,512
                                                                ---------------

                                                                $     1,375,345
                                                                ===============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

6.      CAPITALIZED LEASE OBLIGATIONS

        The Company leases certain office equipment under the terms of a capital lease. Payments of $740 with interest at 9.8% are due in 60 monthly installments. The equipment has a net book value of approximately $28,500 at August 31, 1998. Future minimum lease payments are as follows:

                 Year Ending
                 August 31,

                    1999                                        $         8,886
                    2000                                                  8,886
                    2001                                                  8,886
                    2002                                                  8,886
                    2003                                                  1,710
                                                                ---------------

                                                                         37,254

               Less amount representing interest                         (6,819)
                                                                ---------------

                                                                $        30,435
                                                                ===============

7.      NOTE PAYABLE TO RELATED PARTY

        On April 30, 1998, the Company executed a promissory note (the "Note") in favor of a related party (the "Related Party"). Borrowings against the Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of: (i) written demand by the Related Party; or (ii) April 30, 1999. Under the terms of the Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by substantially all of the Company's assets and are subordinate to borrowings against the Line of Credit with the Company's Bank (see Note
        4).

        At August 31, 1998, $1,486,925 in principal and interest was outstanding under the Note, of which $24,445 of accrued interest included in other accrued liabilities. At August 31, 1998, the Company and the Related Party were in negotiations to, among other things, modify the payment terms and increase the maximum principal amount available under the Note accordingly.

8.      COMMITMENTS

        Operating Leases

        The Company leases its facility under a month-to-month lease. The lease agreement requires minimum lease payments of approximately $7,000 per month.

        Rental expense charged to operations for all operating leases was approximately $120,000 and $126,000 during the years ended August 31, 1998 and 1997, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.      COMMITMENTS (Continued)

        Employment Agreement

        The Company has an employment agreement with its chief executive officer. The agreement calls for an annual salary of $150,000 and a performance-based bonus plan. The agreement has a 24 month term expiring in July 1999.


9.      STOCKHOLDERS' EQUITY

        Common Stock

        Of the 15,844,572 shares of common stock authorized but unissued as of August 31, 1998, 2,338,267 shares are reserved for issuance under the stock option plans.

        Private Placement

        In November 1995, the Company completed a private placement of 1,368,421 shares of its common stock with detachable warrants. The net proceeds from this offering was approximately $1,075,000. Along with each share of common stock issued, the purchasers were given an "A Warrant" and a "B Warrant" to purchase shares of the Company's common stock. The A and B Warrants per share exercise prices were $1.25 and $1.75, respectively. The number of shares exercisable as well as the per share exercise prices of the A and B Warrants were subject to adjustment upon the occurrence of certain events. The A and B Warrants expired on February 19, 1997 as amended and November 21, 1997, respectively. During the year ended August 31, 1997, 210,526 and 335,338 A and B Warrants, respectively, were exercised resulting in aggregate net proceeds to the Company of approximately $757,000.

        The private placement underwriter was issued a warrant to purchase 250,000 shares of the Company's common stock at $.95 per share. The warrant was transferred to a Related Party in connection with a transaction executed concurrently with a Stock Purchase Agreement defined immediately below. The proceeds noted herein are net of, among other things, the underwriters' commission equal to 10% of the gross proceeds received by the Company.

        Stock Purchase Agreement

        On February 25, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a related party (the "Related Party") pursuant to which, among other things: (i) the Related Party agreed to commence a tender offer ("Tender Offer") to acquire all shares of the Company's common stock not held by the Related Party or its affiliates in exchange for a combination of cash and the Related Party's securities; and (ii) the Company agreed to recommend that shareholders tender their shares of the Company's common stock in the Tender Offer and not to solicit any competing acquisition proposals. As a condition to the Stock Purchase Agreement, the Company agreed to amend its Rights Agreement ("Rights Agreement") dated as of December 31, 1997, by and between the Company and its rights agent, to permit the Related Party to acquire up to 51.3% of the Company's outstanding Common Stock in private transactions to be made simultaneously with the execution of the Stock Purchase Agreement.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9.      STOCKHOLDERS' EQUITY (Continued)

        Stock Purchase Agreement (Continued)

        Simultaneous with the execution of the Stock Purchase Agreement, the Related Party entered into individual purchase agreements with certain shareholders, providing for these parties to sell to the Related Party
        an  aggregate  of  730,360   shares  of  the  Company's   common  stock.
        Additionally, the Related Party purchased from one of the shareholders a warrant to purchase 250,000 shares of the Company's common stock. The Related Party exercised the warrants on February 26, 1998, resulting in aggregate net proceeds to the Company of approximately $214,000.

        In August 1998, the Company was notified by the Related Party that the Related Party would be unable to proceed with its previously proposed acquisition of the remaining 48.7% interest in the Company by the termination date of the Stock Purchase Agreement. As a result, the Stock Purchase Agreement was terminated. As a result of such termination, the Company made demand to the Related Party for a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Related Party has not yet acknowledged the validity of the Termination Fee and the Termination Fee, among other things, is the subject of current negotiations between the Company and the Related Party. Accordingly, the Company has not recognized the Termination Fee in its financial statements.

        Other Warrants

        In 1993, the Company issued a warrant to the Bank that provided a line-of-credit. The warrant was amended several times in connection with amendments to the line-of-credit. The warrant is currently exercisable for 50,000 shares of common stock at an exercise price of $1.73 per share and it expires in November 2000. This warrant includes a provision wherein the Bank can require the Company to pay the difference between the fair market value (as defined) of the underlying common stock of the warrant and the exercise price (the "Appreciation Right"). The Bank informed the Company of its intent to exercise the Appreciation Right on May 23, 1996. The Company has accrued the entire amount of the Appreciation Right with interest, $268,187, and it is reflected as a current liability on the accompanying balance sheet. The Appreciation Right was due on April 1, 1998.

        Stock Option Plans

        The Company has three stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                                  OPHTHALMIC IMAGING SYSTEMS

                                 NOTES TO FINANCIAL STATEMENTS
                                          (Continued)

9.      STOCKHOLDERS' EQUITY (Continued)

        Stock Option Plans (Continued)

        In 1992, the Company adopted a Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant options to key directors, executives, employees and others for the purchase of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the Board of Directors at the time of the grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 116,667, of which 1,667 options remained available for granting as of August 31, 1998. As of August 31, 1998, stock options to purchase 65,000 shares at exercise prices ranging from $1.00 to $2.75 were granted and outstanding under the Plan. No options were exercised during the year ended August 31, 1998 and options to purchase 50,000 shares were exercised during the year ended August 31, 1997.

        In 1992 and 1993, the Company's Board of Directors and Shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The Exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000, of which 26,024 remained available for granting of options as of August 31, 1998. As of August 31, 1998, stock options to purchase 110,576 shares at exercise prices ranging from $.94 to $4.25 were granted and outstanding under the Option Plan. No options were exercised during the year ended August 31, 1998 and options to purchase 2,400 shares were exercised during the year ended August 31, 1997.

        In 1995, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 5,000 options remained available for granting as of August 31, 1998. As of August 31, 1998, stock options to purchase 1,030,000 shares at exercise prices ranging from $1.00 to $4.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.      STOCKHOLDERS' EQUITY (Continued)

        Stock Option Plans (Continued)

        In  October  1997,   the  Company's   Board  of  Directors   approved  a
        Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expires October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and will have a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 800,500 options remained available for granting as of August 31, 1998. As of August 31, 1998, stock options to purchase 199,500 shares at exercise prices ranging from $1.09 to $1.94 were granted and outstanding under the 1997 Nonstatutory Plan and none of the granted options were exercised.

        A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                                   Weighted
                                                                                    Average
                                                                                    Exercise
                                                                     Options        Price
                                                                 ---------------   -------------

        Balance, September 1, 1996                                    1,022,921    $      1.83
           Options granted                                              346,500    $      2.70
           Options canceled                                             (59,029)   $      3.14
           Options exercised (at $.94 to $3.00)                         (52,400)   $      2.91
                                                                 ---------------

        Balance, August 31, 1997                                      1,257,992    $      1.96
           Options granted                                              272,000    $      1.17
           Options canceled                                             (24,916)   $      3.13
                                                                 ---------------

        Balance, August 31, 1998                                      1,505,076    $      1.80
                                                                 ===============

The weighted average fair value of options granted during the years ended August 31, 1998 and August 31, 1997 was $.86 and $2.26, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.      STOCKHOLDERS' EQUITY (Continued)

        Stock Option Plans (Continued)

        The following table summarizes information about the stock options outstanding at August 31, 1998:


                             Options Outstanding            Options Exercisable
                                 Weighted
                                  Average     Weighted-                Weighted-
                                Remaining     Average                  Average
   Range of                     Contractual  Exercise                  Exercise
 Exercise Prices      Number       Life        Price       Number       Price
----------------   ---------     ----------  --------     --------    ---------

 $0.94 - $1.38     1,017,076       4.4        $ 1.26       782,726      $ 1.25
 $1.38 - $3.00       395,000       2.1        $ 2.52       289,600      $ 2.53
 $3.00 - $4.50        93,000       3.4        $ 4.36        40,640      $ 4.34
                ------------                            ----------

                   1,505,076                             1,112,966
                ============                            ==========


        Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended August 31, 1998 and 1997, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 1.436 to 1.052 for both years; risk-free interest rate of 6%; and a weighted-average expected life of 5 years.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Years Ended August 31,
                                                       1998             1997
                                                --------------   --------------

        Pro forma net loss                     $   (2,982,019)    $  (2,326,390)
                                              ================ ================

        Pro forma net loss per share          $          (.74)   $         (.65)
                                              ================ =================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.      STOCKHOLDERS' EQUITY (Continued)

        Stock Option Plans (Continued)

        During the years ended August 31, 1998 and 1997, the Company recorded deferred compensation of approximately $4,000 and $395,000 for financial reporting purposes to reflect the deemed fair value of the certain options granted to non-employees. Deferred compensation is being amortized over the vesting period of the related options. For the year ended August 31, 1998 and 1997, the amortized deferred compensation expense was approximately $120,000 and $88,000, respectively.

        Since SFAS 123 is applicable only to options granted subsequent to August 31, 1995, its pro forma effect will not be fully realized until 2000.

10.     INCOME TAXES

        There was no provision (benefit) for income taxes during the years ended August 31, 1998 or 1997.

        The significant components of the Company's deferred tax assets and liabilities as of August 31, 1998 are as follows:

               Deferred tax assets:
                  Net operating loss carryforwards              $     1,566,000
                  Inventory reserves                                    637,000
                  Accrued warrant appreciation right                    112,000
                  Payroll related accruals                              118,000
                  Warranty accrual                                      133,000
                  Sales and accounts receivable reserves                 79,000
                  Uniform capitalization                                 50,000
                  Deferred revenue                                       50,000
                  Other                                                   2,000
                                                                 ---------------

                      Total deferred tax assets                       2,747,000

               Valuation allowance                                    2,740,000
                                                                 --------------
                      Net deferred tax assets                             7,000
                                                                 --------------
               Deferred tax liabilities:
                  Depreciation                                            7,000
                                                                 --------------
                      Total deferred tax liabilities                      7,000

                      Net deferred taxes                         $            -
                                                                ===============

The valuation allowance as of August 31, 1997 was approximately $2,192,000 resulting in a net increase in the allowance of approximately $548,000 for the year.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

10.     INCOME TAXES (Continued)

        The principal reasons for the difference between the effective tax rate and the Federal statutory income tax rate are presented in the following table:

                                                        Years Ended August 31,

                                                        1998             1997
                                                     -------------   ----------

        Federal benefit expected at statutory rates   $(930,000)     $(718,000)
        Net operating loss with no current benefit      930,000        718,000
                                                      ------------ ------------

                                                      $      -       $       -
                                                     ============  =============

        In connection with the Company's private placement of common stock (Note
        9) a change of  ownership  (as  defined in Section  382 of the  Internal
        Revenue Code) occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through November 21, 1996 (approximately $4,800,000 and $2,500,000, respectively) and the Company's federal and state Research and Development credits (approximately $126,000 and $79,000, respectively) will be subject to a total annual limitation in the amount of approximately $107,000.

        During 1998 another change of ownership occurred when a shareholder acquired more than 50% of the Company's common stock (Note 9). The resulting limitation on net operating loss and tax credit carry forwards is approximately $168,000 per year.

        As a consequence of these limitations, as discussed above, the Company has at August 31, 1998, a net operating loss carryover of approximately $4,179,000 for federal income tax purposes which expires between 2007 and 2012, and a net operating loss carryforward of approximately $2,360,000 for state income tax purposes which expires between 1998 and 2003.

11.     401(k) PLAN

        The Company has a tax deferred investment plan (the "401(k) Plan"). All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan originally required mandatory employer contributions of 10% of the participants' contributions. The 401(k) Plan was subsequently amended to provide for discretionary employer contributions. The Company did not make any matching contributions during either of the years ended August 31, 1998 or 1997.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

12.     ABILITY TO CONTINUE AS A GOING CONCERN

        For the years ended August 31, 1998 and 1997, the Company incurred losses of $2,735,019 and $2,110,554 respectively and at August 31, 1998, the Company had an accumulated deficit of $12,004,971. In addition, current liabilities exceed current assets by $2,130,895. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The Company is currently negotiating with a Related Party regarding, among other things, the repayment terms of the Note described in Note 7 and the Termination Fee described in Note 9. While Management is confident that the negotiations will result in extended repayment terms and that the aggregate amount owing under the Note will be reduced by the $500,000 Termination Fee, there can be no assurances that the Company will generate sufficient liquidity from operations to meet obligations as they become due even if the Note is renegotiated.

        In addition, the Company has recently received several informal indications of interest from third parties regarding, among other things, transactions involving potential joint business venture arrangements, acquisition of the Company's assets and equity investments in the Company. The Company intends to pursue these indications of interest in the context of the arrangements, if any, with the Related Party. In addition, the Company will continue to evaluate alternative sources of capital to meet its cash requirements, including debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

                                                    EXHIBIT INDEX

                                                                                                                    Footnote
Exhibit Number      Description of Exhibit                                                                          Reference
--------------       ------------------------------------------                                                     ---------


2.1                 Stock Purchase  Agreement,  dated as of February 25, 1998, by and between  Registrant and        (13)
                    Premier Laser Systems, Inc.

3.1                 Articles of Incorporation of the Registrant, as amended.                                          *

3.1(a)              Amendment to Articles of  Incorporation  (Certificate of  Determination of Preferences of        (11)
                    Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems).

3.2                 Amended Bylaws of the Registrant.                                                                 *

3.3                 Amendment to Amended Bylaws of the Registrant dated January 28, 1998.                            (16)

4.1                 See Exhibits 3.1 and 3.2 for  provisions  of the Articles of  Incorporation,  as amended,         *
                    and the amended Bylaws of the  Registrant  defining the rights of holders of common stock of the Registrant.

4.2                 Specimen of Stock Certificate.                                                                    *

4.3                 Rights  Agreement,  dated as of  December  31,  1997,  between  Registrant  and  American        (10)
                    Securities Transfer, Inc., including form of Rights Certificate attached thereto.

4.4                 Amendment to Rights  Agreement,  dated as of February 25, 1998,  between  Registrant  and        (14)
                    American Securities Transfer, Inc.

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

10.2                Employment Agreement, dated March 27, 1992, between the Registrant and Dennis J. Makes.           *

10.2(a)             Amendment  dated June 30, 1993 to the  Employment  Agreement  between the  Registrant and        (1)
                    Dennis J. Makes dated March 27, 1992.

10.3                Confidentiality  Agreement,  dated March 27, 1992  between the  Registrant  and Dennis J.         *
                    Makes.




10.4                Confidentiality  Agreement,  dated March 27, 1992  between the  Registrant  and Steven R.         *
                    Verdooner.

10.5                Confidentiality  Agreement,  dated March 27,  1992  between  the  Registrant  and Richard         *
                    Wullaert.

10.6                Consulting  Agreement,  dated January 23, 1992,  between the                                      *
                    Registrant and G. Peter * Halberg, M.D.

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

10.10               Original  Equipment  Manufacturer/Value  Added  Reseller  Agreement,  dated May 7,  1991,         *
                    between the Registrant and Eastman Kodak Company.

10.11               The  Registrant's  1992  Nonstatutory  Stock Option Plan and sample form of  Nonstatutory         *
                    Stock Option Agreement.

10.12               Cross-Indemnification  Agreement,  dated  February 14,  1991, among Dennis Makes,  Steven         *
                    Verdooner, and Richard Wullaert.

10.13               Key Man Life Insurance  Policies in the amount of $1,000,000 for each of Dennis J. Makes and Steven R. Verdooner,  with the Registrant as the named beneficiary.

10.14               Stock Option Plan.                                                                               (1)

10.15               Rental Agreement dated May 1, 1994 by and between the Registrant and Robert J. Rossetti.         (2)



10.16               Security and Loan Agreement  (with Credit Terms and Conditions)  dated April 12,  1995 by        (3)
                    and between the Registrant and Imperial Bank.

10.16(a)            General  Security  Agreement  dated  April 12,  1995 by and  between the  Registrant  and        (3)
                    Imperial Bank.

10.16(b)            Warrant  dated  November 1, 1995 issued by the  Registrant  to Imperial  Bank to purchase        (4)
                    67,500 shares of common stock.

10.16(c)            Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November 1,        (4)
                    1995.

10.16(d)            Registration  Rights Agreement dated November 1, 1995 between the Registrant and Imperial        (4)
                    Bank.

10.16(e)            Amended Loan and Security  Agreement  (with Credit Terms and  Conditions)  dated April 4,        (6)
                    1996.

10.16(f)            Amended Loan and Security  Agreement  (with Credit Terms and  Conditions)  dated July 12,        (7)
                    1996.

10.16(g)            Amended Loan and Security  Agreement  (with Credit Terms and  Conditions)  dated November        (7)
                    21, 1996.

10.16(h)            Amended Loan and Security  Agreement  (with  Credit Terms and  Conditions)  dated June 3,        (8)
                    1997.

10.16(i)            Amended Loan and Security  Agreement (with Credit Terms and Conditions)  dated August 28,        (9)
                    1997.

10.16(j)            Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated October 24,        (9)
                    1997.

10.16(k)            Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November 3,        (9)
                    1997.

10.16(l)            Amended Loan and Security  Agreement  (with Credit Terms and  Conditions)  dated November        (9)
                    21, 1997.

10.16(m)            Agreement of Purchase of  Receivable  (Full  Recourse)  dated  November 18, 1997 between         (9)
                    Registrant and Imperial Bank.

10.17               Employment  Agreement  dated  November  20,  1995  between the  Registrant  and Steven R.        (4)
                    Verdooner.




10.17(a)            Amendment dated  effective July 14, 1997 to Employment  Agreement dated November 20, 1995       (16)
                    between the Registrant and Steven R. Verdooner.

10.18               The  Registrant's  1995  Nonstatutory  Stock Option Plan and sample form of  Nonstatutory        (5)
                    Stock Option Agreement.

10.19               The Registrant's  1997  Nonstatutory  Stock Option Plan and sample form of  Nonstatutory        (12)
                    Stock Option Agreement.

10.20               Promissory  Note dated April 30, 1998 from the Registrant to Premier Laser Systems,  Inc.       (15)
                    in the maximum  amount of $500,000 due in full upon the earlier of (i) written  demand by
                    Premier or (ii) April 30, 1999.

10.21               Security Agreement dated April 30, 1998 by and between the Registrant and Premier Laser         (15)
                    Systems, Inc.

10.22               Form of Indemnification  Agreement dated January 23, 1998 between the Registrant and each       (16)
                    of its directors, officers and certain key employees.

11.1                Computation of net loss per share.                                                              (16)

23.1                Consent of Perry-Smith & Company LLP, Independent Auditors.                                     (16)

23.2                Consent of Ernst & Young LLP, Independent Auditors.                                             (16)

27                  Financial Data Schedule (for SEC use only).                                                     (16)

99.1                Press release dated June 1, 1998.                                                               (15)

99.2                Press release dated August 14, 1998.                                                            (16)

99.3                Press release dated October 21, 1998.                                                           (16)


     * Incorporated by reference to the Registrant's Registration Statement on Form S-18, number 33-46864-LA.

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

       (13) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 9, 1998.

        (14) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 9, 1998.

        (15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1998 filed on July 15, 1998.

        (16) Exhibit filed herewith.