Form 10KSB/A
period 1998-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1998-12-16
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
             ACT OF 1934 For the fiscal year ended August 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                         ACT OF 1934 (NO FEE REQUIRED)
                         Commission File Number 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
                 (Name of Small Business Issuer in its Charter)

                   California                           94-3035367
       (State or Other Jurisdiction          I.R.S. Employer Identification No.)
       of Incorporation or Organization)

                    221 Lathrop Way, Suite I                95815
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

      Traditional Small Business Disclosure Format (check one): Yes No XX

                                  FORM 10-KSB/A

                                Table of Contents



PART II

Item 7.       Financial Statements



PART III

Item 13. Exhibits and Reports on Form 8-K

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for the year ended August 31, 1998 as follows:

1. The Report of Ernst & Young LLP, Independent Auditors as part of the financial statements included in Item 7 of the Registrant's Form 10-KSB is replaced in its entirety with the attached.

2.  Exhibit  23.2 filed with the  Registrant's  Form  10-KSB is  replaced in its entirety with the attached.

     The purpose of this amendment is to replace the above referenced documents, which replacement documents reflect modifications of which the Registrant became aware after originally filing its Form 10-KSB.



PART II

Item 7.       Financial Statements

     The Report of Ernst & Young LLP, Independent Auditors as part of the financial statements included in Item 7 of the Registrant's Form 10-KSB is replaced in its entirety with the attached hereto.


PART III
Item 13.      Exhibits and Reports on Form 8-K

     A.       Exhibits

  Exhibit Number
                    Description of Exhibit

       23.2         Consent of Ernst & Young LLP, Independent Auditors.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amendment to Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS                Date:  December 16, 1998

By /s/ STEVEN R. VERDOONER
     Steven R. Verdooner, Chief Executive
     Officer, Chief Financial Officer
     and Secretary


              In accordance with the Exchange Act, this amendment to Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ STEVEN R. VERDOONER     Chief Executive Officer, Chief     December 16, 1998
Steven R. Verdooner         Financial Officer, Secretary and
                            Director
                            (Principal Executive Officer and
                            Principal Financial Officer)


/s/ STEVEN C. LAGORIO         Director of Finance              December 16, 1998
---------------------        (Principal Accounting Officer)
Steven C. Lagorio


/s/ MARK S. BLUMENKRANZ, M.D.  Director                        December 16, 1998
Mark S. Blumenkranz, M.D.


/s/ ROBERT W. MEDEARIS         Director                        December 16, 1998
----------------------
Robert W. Medearis


/s/ ROBERT I. SCHNUER          Director                        December 16, 1998
---------------------
Robert I. Schnuer


/s/ Lawrence A. Yannuzzi       Director                        December 16, 1998
Lawrence A. Yannuzzi, M.D.

      F-1A

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying statements of operations, stockholders, equity, and cash flows for the year ended August 31, 1997 of Ophthalmic Imaging Systems. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ophthalmic Imaging Systems for the year ended August 31, 1997, in conformity with generally accepted accounting principles.

                                    ERNST & YOUNG LLP

Sacramento, California
October 21, 1997

                                  EXHIBIT INDEX

  Exhibit Number
                    Description of Exhibit

          23.2      Consent of Ernst & Young LLP, Independent Auditors.