Form 10QSB
period 1998-11-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 1999-01-14
CIK 885317

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

Commission File Number:      1-11140

                           OPHTHALMIC IMAGING SYSTEMS
             (Exact name of registrant as specified in its charter)

                              California94-3035367
            (State of Incorporation)(IRS Employer Identification No.)

                  221Lathrop Way, Suite I, Sacramento, CA 95815
                    (Address of principal executive offices)

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

        Yes    XX            No

As of January 14, 1999, 4,155,428 shares of common stock, at no par value, were outstanding.

                                 PART I FINANCIAL INFORMATION


ITEM 1.        FINANCIAL STATEMENTS

                           Opthalmic Imaging Systems
                            Condensed Balance Sheet
                               November 30, 1998
                                  (Unaudited)

Assets
Current assets:
       Cash and equivalents                                                              $          364,088
       Accounts receivable, net                                                                     569,493
       Inventories, net                                                                             695,545
       Prepaid expenses and other current assets                                                     22,952
                                                                                      ----------------------
Total current assets                                                                              1,652,078
Furniture and equipment, net of accumulated
       depreciation and amortization of $940,606                                                    378,468
Other assets                                                                                          7,932
                                                                                      ======================
                                                                                         $        2,038,478
                                                                                      ======================
Liabilities and Stockholders' Equity
Current liabilities:
       Borrowings under line of credit                                                   $           20,171
       Borrowings under note payable to, and unsecured
            advances from significant shareholder                                                 1,471,769
       Accounts payable                                                                             414,599
       Accrued liabilities                                                                        1,652,911
       Accrued warrant appreciation right                                                           274,335
       Deferred extended warranty revenue                                                           114,018
       Customer deposits                                                                            320,145
       Capitalized lease obligation and other notes payable                                           9,125
                                                                                      ----------------------
Total current liabilities                                                                         4,277,073
Capitalized lease obligation and other notes payable, less current portion                           20,069
Commitments
Stockholders' deficit:
       Preferred stock, no par value, 20,000,000 shares authorized;
            none issued or outstanding                                                                   --
       Common stock, no par value, 20,000,000 shares authorized;
            4,155,428 issued and outstanding                                                     10,462,604
       Deferred compensation                                                                       (158,935)
       Accumulated deficit                                                                      (12,562,333)
                                                                                      ----------------------
Total stockholders' deficit                                                                      (2,258,664)
                                                                                      ======================
                                                                                         $        2,038,478
                                                                                      ======================

See accompanying notes.

                            Opthalmic Imaging Systems
                        Condensed Statement of Operations
                                  (Unaudited)



                                                   Three months ended November 30,
                                                     1998                   1997
                                              --------------------   --------------------

Net revenues                                    $       1,490,234      $       1,901,877
Cost of sales                                             972,421              1,247,596
                                              --------------------   --------------------
Gross Profit                                              517,813                654,281
Operating expenses:
     Sales and marketing                                  525,387                506,818
     General and administrative                           299,864                323,418
     Research and development                             207,914                212,268
                                              --------------------   --------------------
          Total operating expenses                      1,033,165              1,042,504
                                              --------------------   --------------------
Income (loss) from operations                            (515,352)              (388,223)
Other expense, net                                        (42,010)                (9,129)
                                              ====================   ====================
Net income (loss)                               $        (557,362)     $        (397,352)
                                              ====================   ====================

Shares used in the calculation of basic
     net income (loss) per share                        4,155,428              3,905,428
                                              ====================   ====================
Basic net income (loss) per share               $           (0.13)     $           (0.10)
                                              ====================   ====================

Shares used in the calculation of diluted
     net income (loss) per share                        4,155,428              3,905,428
                                              ====================   ====================
Diluted net income (loss) per share             $           (0.13)     $           (0.10)
                                              ====================   ====================


See accompanying notes.

                            Opthalmic Imaging Systems
                        Consensed Statement of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)

                                                                         Three months ended November 30,
                                                                           1998                     1997
                                                                   ----------------------   ----------------------

Operating activities:
Net loss                                                               $        (557,362)       $        (397,352)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                           32,924                   29,459
          Stock option compensation expense                                       32,365                   28,681
          Net increase in current assets other than
               cash and equivalents                                              (67,633)                (126,605)
          Net increase in current liabilities other than
               short-term borrowings                                             479,002                  485,991
                                                                   ----------------------   ----------------------
Net cash used in operating activities                                            (80,704)                  20,174
Investing activities:
Purchases of furniture and equipment                                                  --                  (18,526)
Net (increase) decrease in other assets                                             (547)                  (1,831)
                                                                   ----------------------   ----------------------
Net cash used in investing activities                                               (547)                 (20,357)
Financing activities:
Principal payments on notes payable                                                 (132)                  (1,534)
Net proceeds from borrowings under note payable to
     and unsecured advances from significant shareholder                           9,289                       --
Net (repayments of) proceeds from line-of-credit
     borrowings                                                                  (78,004)                  86,930
                                                                   ----------------------   ----------------------
Net cash provided by financing activities                                        (68,847)                  85,396
                                                                   ----------------------   ----------------------
Net decrease in cash and equivalents                                            (150,098)                  85,213
Cash and equivalents at beginning of period                                      514,186                  142,300
                                                                   ======================   ======================
Cash and equivalents at end of period                                  $         364,088        $         227,513
                                                                   ======================   ======================

See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

              Three Month Periods ended November 30, 1998 and 1997

                                   (Unaudited)



Note 1.      Basis of Presentation

             The accompanying unaudited condensed balance sheet as of November 30, 1998, condensed statements of operations for the three month periods ended November 30, 1998 and 1997 and the condensed statements of cash flows for the three month periods ended November 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not includ information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1998 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting on recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended November 30, 1998 are not necessarily indicative of the operating results for the full year.

             Certain amounts in the fiscal 1998 financial statements have been reclassified to conform with the presentation in the fiscal 1999 financial statements.

Note 2.      Net Loss Per Share

             In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted ear share. All net income (loss) per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Note 2.      Net Income (Loss) Per Share (continued)

             The following table sets forth the computation of basic and diluted income (loss) per share:

                                                  Unaudited
                                              Three Months Ended
                                                 November 30,

                                              1998          1997
                                          ---------------------------

Numerator for basic and diluted
net income (loss) per share               $ (557,362)   $ (397,352)
                                          ============= =============

Denominator for basic net income
(loss) per share: Weighted average
 shares                                    4,155,428     3,905,428


Effect of dilutive securities:
 Employee stock options                           --            --
 Warrants and other                               --            --
             -                            ------------- -------------
Dilutive potential common shares                  --            --

Denominator for diluted net income
  (loss) per share                         4,155,428     3,905,428
                                          ============= =============


Basic net income (loss) per share         $    (0.13)     $ (0.10)
                                          ============= =============

                                          ============= =============
Diluted net income (loss) per share       $    (0.13)     $ (0.10)
                                          ============= =============


Note 3.      Short-Term Borrowings

             In April 1995, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with its bank (the "Bank") which, after several amendments, matured in November 1997.

             In November 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement remains in effect from year to year terminated in writing by the Company or the Bank. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At November 30, 1998, approximately $20,200 in principal was outstanding under the Agreement.

Note 4.      Note Payable to Related Party

            On April 30, 1998, the Company executed a promissory note (the "Note") in favor of Premier Laser Systems, Inc., a California corporation ("Premier"). Borrowings against the Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Note bear interest at the rate of 8 1/2% per annum, are secured by substantially all of the Company's assets and are subordinate to borrowings against the accounts receivable credit line with the Company's Bank (see
            Note 3). Premier also has made certain unsecured advances to the Company which are not covered by the Note.

             At November 30, 1998, approximately $1,527,000 in principal and interest was outstanding under the Note and unsecured advances. The Company and Premier are currently in negotiations, among other things, to reduce the aggregate amount of the Company's debt to Premier by the $500,000 Termination Fee (see Note 5), to increase the maximum principal amount available under the Note accordingly and to establish mutually acceptable repayment terms.

Note 5.      Stock Purchase Agreement

             On February 25, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Premier, pursuant to which, among other things: (i) Premier agreed to commence a tender offer to acquire those shares of the Company's common stock which were not already owned by it; and (ii) the Company agreed to amend its Rights Agreement dated as of December 31, 1997 by and between the Company and its rights agent, to permit Premier to acquire up to 51.3% of the Company's outsta stock in private transactions executed simultaneous with the execution of the Stock Purchase Agreement.

             In August 1998, the Company was notified by Premier that Premier would be unable to proceed with its previously proposed acquisition of the remaining 48.7% interest in the Company by the termination date of the Stock Purchase Agreement. As a result, the Stock Purchase Agreement was terminated. As a result of such termination, the Company made demand to Premier for payment of a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Termination among other things, is the subject of current negotiations between the companies. Accordingly, the Company has not recognized the Termination Fee in its financial statements.

Note 6.      Ability to Continue as a Going Concern

             The Company has an accumulated deficit of $12,562,333 at November 30, 1998. In addition, current liabilities exceed current assets by $2,624,995 as of that date. These factors, among others, may suggest that the Company could be unable to continue as a going concern.

             The Company is currently negotiating with Premier, among other things, the repayment terms of the Note and unsecured advances described in Note 4 and the Termination Fee described in Note 5. While management is confident that the negotiations will result in extended repayment terms and that the aggregate amount owing under the Note and unsecured advances will be reduced by the $500,000 Termination Fee, there can be no assurances that the Company will generated sufficient liquidity from opera obligations as they become due even if the Note is renegotiated.

             In addition, the Company has received several informal indications of interest from third parties regarding, among other things, transactions involving potential joint business venture arrangements, acquisition of the Company's assets and equity investments in the Company. The Company intends to pursue these indications of interest in the context of the arrangements, if any with Premier. In addition, the Company will continue to evaluate alternative sources of capital to meet its cash require including debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. There can be not assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

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

The Company is hopeful that there will be favorable market acceptance of the DFI and the DSLI and that the DFI and DSLI and related products will become significant product lines for the Company. Although the Company has limited capacity to produce these products from its present facility with its current workforce, if future demand meets the Company's optimistic expectations, then the Company may need to seek additional funds and manufacturing capacity in order to produce and distribute that level of demand for these new products. In the longer term, the Company is optimistic that it can generate significant revenues from sales of these products sufficient to fund the production and distribution of said products. There can be no assurance, however, that there will be favorable market acceptance of these products. Furthermore, if there is favorable market acceptance, then there can be no assurance that the Company will be able to identify a suitable manufacturing alternative to alleviate any overcapacity situation or that there will be arrangements available to the Company to secure or otherwise generate the funds necessary to produce and distribute a large demand for these products or, if available, that such alternatives or financing arrangements will be on terms favorable to the Company.

The Company's results of operations have historically fluctuated from quarter to quarter due to a number of factors and are not necessarily indicative of the results to be expected for any future period or expected for the fiscal year ending August 31, 1998. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

On February 25, 1998, the Company and Premier Laser Systems, Inc., a California corporation ("Premier"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") whereby, among other things, Premier would offer to buy those shares of the Company's common stock which were not already owned by it. As a result of the negotiation of the Stock Purchase Agreement and in contemplation of its consummation, the Company incurred significant costs and expenses and diverted a significant amount of it resources away from its core business. In addition, the Company entered into various financing arrangements with Premier.

In August 1998, it was determined that the transactions contemplated under the Stock Purchase Agreement between the Company and Premier would not be consummated. As a result, the Stock Purchase Agreement was terminated. As a result of such termination, the Company has made demand to Premier for payment of the $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Termination Fee, however, among other things, is the subject of current negotiations between th companies. For additional information regarding the terms and conditions of the Stock Purchase Agreement, see the Company's Form 8-K filed on March 9, 1998, and as referenced in Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB.

As a result of the transactions contemplated under the Stock Purchase Agreement, together with certain private purchase transactions made simultaneously with the execution of the Stock Purchase Agreement, Premier currently owns approximately 51.3% of the Company's outstanding common stock.

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

Results of Operations

The Company incurred a net loss of $557,362, or $.13 per share, for the first quarter of fiscal 1999 as compared to a net loss of $397,352, or $.10 per share, for the first quarter of fiscal 1998. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 2 of Notes
to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

The 1999 figures reflect the adverse impact on revenues and corporate operations resulting from efforts associated with the contemplated transaction with Premier. The Company has incurred significant costs and professional fees and expenses in connection therewith, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

The Company's revenues for the first quarter of fiscal 1999 were $1,490,234 representing a decrease of approximately 22% from revenues of $1,901,877 for the first quarter of fiscal 1998. The primary factor contributing to the reduced 1999 revenue level was the adverse impact of management's efforts being directed to the negotiations with Premier and less time devoted to the generation of sales. During the recently completed 1998 AAO Meeting, the Company introduced its low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. The Company received substantially more purchase commitments for its products as compared to previous AAO meetings, with significant purchase commitments for the newly introduced products. As such, the Company will continue and direct the majority of its resources to both support the demand for its digital imaging products as well as pursue other opportunities in these and related markets, including general ophthalmology and optometry.

Gross margins were approximately 35% during the first quarter ended November 30, 1998 versus approximately 34% for the comparable quarter of 1998. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions and management anticipates that near-term margin improvement, if any, would result principally from reduced material costs associated with current deliverable system configurations, outsourcing additional manufacturing and assembly operations and related fixed cost reduction measures implemented during the latter half of 1997, including personnel cutbacks, economies of scale from increased unit production and other manufacturing efficiencies.

Sales and marketing and general and administrative expenses accounted for approximately 55% of total revenues during the first quarter of fiscal 1998 as compared with approximately 44% during the first quarter of fiscal 1998, with the increased percentage resulting principally as a function of the reduced revenue levels during the first quarter of 1999. Actual expense levels decreased slightly, to $825,251 during the first quarter of 1999 versus $830,236 during the first quarter of 1998. Reduced commissions and other costs associated with decreased revenue levels during the first quarter of 1999 versus the comparable period 1998, as well as the cost reductions realized during the first quarter of 1999 from the termination of certain management personnel during the latter half of 1998, were partially offset by increased marketing costs associated with the 1998 AAO Meeting and, to a lesser extent, costs associated with the on-going negotiations with Premier. The Company anticipates that recurring expenses in this area will continue to run at or above historical levels.

Research and development expenses, as a percentage of revenues, was approximately 14% in the first quarter of 1999 versus approximately 11% during the same period of 1998. This percentage increase is a function of the reduced revenue levels during the first quarter of 1999. Expense levels, however, decreased slightly in actual dollar terms to $207,914 during the first quarter of 1999 from $212,268 in 1998. The Company intends to focus its research and development efforts on its recently introduced digital image capture products, current product enhancements and reducing cost configurations for its current products. The Company anticipates that research and development expense will be maintained at or above current levels in the near term.

Other expense was $42,010 during the first quarter of fiscal 1999 versus $9,129 during the same period of 1998. The primary contributing factor to this change was an increase in interest expense during 1999 versus 1998 associated with borrowings and unsecured advances from Premier, which borrowings and unsecured advances were made after the first quarter of 1998 (see Note 4 of Notes to
Condensed Financial Statements included in Item 1 of this Form 10-QSB).


Liquidity and Capital Resources

The Company's operating activities used cash of $80,704 in the first quarter of fiscal 1999 and generated cash of $20,174 in the first quarter of fiscal 1998 and used cash of $325,820 in the first quarter of fiscal 1997. The cash used in operations during the first quarter of 1999 was expended principally to fund the net loss during the period. This amount was significantly offset by increases in customer deposits from orders generated at the 1998 AAO Meeting and increases in accrued liabilities, including those liabilities accrued in connection with professional costs associated with on-going negotiations with Premier as well as interest associated with borrowings from Premier (see Note 4 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB). Cash generated from operating activities in the first quarter of 1998 resulted principally from the collection of accounts receivable, significantly increased revenue levels during the period and increases in customer deposits from orders generated at the 1997 AAO fall meeting, the aggregate impact of which more than offset the net loss for the quarter.

Cash used in investing activities was $547 during the first quarter of 1999 as compared to $20,357 during the same period for 1998. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending the on-going negotiations with Premier.

The Company used cash in the amount of $68,847 during the first quarter of fiscal 1999 as compared to generating cash of $85,396 from financing activities during the same period of fiscal 1998. The use of cash in financing activities during the 1998 period was principally repayments of borrowings under the credit facility with Imperial Bank (the "Bank"), which amount was partially offset by an increase in the amount of borrowings under the note payable to and unsecured advances by Premier. The source of cash from financing activities in 1998 was proceeds from increased borrowings under the credit facility with the Bank. Principal repayments on notes payable was negligible in both 1999 and 1998.

As indicated in Note 3 of the Notes to Condensed Financial Statements, in November 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under a matured revolving line of credit agreement with the Bank were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement expires in November 1998. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At November 30, 1998, approximately $20,200 in principal was outstanding under the Agreement.

Additionally, as discussed in Note 4 of the Notes to Financial Statements included in Item 1 of this Form 10-QSB, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). Borrowings against the Premier Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Premier Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by substantially all of the Company's assets and are subordinate to borrowings against the Agreement with the Company's Bank as discussed immediately above. Premier also has made certain unsecured advances to the Company which are not covered by the Premier Note. Approximately $1,527,000 in principal and interest was outstanding under the Premier Note and unsecured advances at November 30, 1998. The Company and Premier are currently in negotiations, among other things, to reduce the aggregate amount of the Company's debt to Premier by the $500,000 Termination Fee, to increase the maximum principal amount available under the Premier Note accordingly and to establish mutually acceptable repayment terms. While the parties have agreed in principle on these issues, there can be no assurance that a final agreement between the parties can be reached. In the event that no agreement can be reached, if demand for payment in full is made by Premier and the Company cannot obtain financing to make such payment, then the Company would not be able to satisfy such demand, thereby seriously jeopardizing, if not precluding, its ability to continue as a going concern.

At November 30, 1998, the Company's cash and cash equivalents were $364,088. Barring demand for payment of amounts owing under the Premier Note, the Company believes that its existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Agreement could be adequate to meet its liquidity and capital requirements in the near term. However, demand for payment of amounts due under the alternative stock appreciation right with the Bank or the increase in demand for the Company's new products could result in the need for additional cash. While no request for payment has yet been made, principal and interest amounts due under the alternative stock appreciation right with the Bank, which amounts were approximately $274,000 as of November 30, 1998, are also currently due. If demand for payment were to be made by the Bank, then the Company would also have to seek financing to make such payment, including, but not limited to, debt or equity financing. Further, although the Company has capacity to produce the DFI and DSLI products from its present facility with its current workforce, if future demand meets the Company's optimistic expectations for these products, then the Company may need to seek additional funds and manufacturing capacity in order to produce and distribute that level of demand for these new products.

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

ITEM 2.         CHANGES IN SECURITIES
                None.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                None.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                None.

ITEM 5.         OTHER INFORMATION
                In November 1998, the Company granted to certain of its employees options to purchase, in the aggregate, up to 168,480 shares of the
 Company's common stock at an exercise price of $0.625 per share. The exercise of these options is subject to certain vesting requirements. These options were not granted pursuant to any of the Company's existing stock option plans. None of these options have been exercised as of the date hereof.

                In November 1998, the Company granted to each of its directors options to purchase up to 5,000 shares (or 25,000 shares in the aggregate of all directors) of the Company's common stock at an exercise price of $0.625 per share. These options were granted pursuant to the Company's 1997 Nonstatutory Stock Option Plan and are immediately exercisable. None of these options have been exercised as of the date hereof.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K


                (a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted.
                (b)     None.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               OPHTHALMIC IMAGING SYSTEMS
                               (Registrant)



                            By:  /s/ STEVEN R. VERDOONER
                                ------------------------------------
                                Steven R. Verdooner,
                                Chief  Executive  Officer
                                and Chief Financial Officer (principal
                                executive officer and principal financial
                                and accounting officer)



Dated:  January 14, 1999

                                              16
                                      INDEX TO EXHIBITS



    Exhibit                                                                                                            Footnote
    Number         Description of Exhibit                                                                             Reference
    -------       -----------------------                                                                             ----------


     2.1          Stock Purchase Agreement, dated as of February 25, 1998, by and between Registrant and Premier              (13)
                  Laser Systems, Inc.

     3.1          Articles of Incorporation of the Registrant, as amended.                                                      *

     3.1(a)       Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A             (11)
                  Junior Participating Preferred Stock of Ophthalmic Imaging Systems).

     3.2          Amended Bylaws of the Registrant.                                                                             *

     3.3          Amendment to Amended Bylaws of the Registrant dated January 28, 1998.                                       (16)

     4.1          See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation, as amended, and the amended         *
                  Bylaws of the Registrant defining the rights of holders of common stock of the Registrant.

     4.2          Specimen of Stock Certificate.                                                                                *

     4.3          Rights Agreement, dated as of December 31, 1997, between Registrant and American Securities Transfer, Inc., (10)
                  including form of Rights Certificate attached thereto.

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

     10.2         Employment Agreement, dated March 27, 1992, between the Registrant an Dennis J Makes                          *

     10.2(a)      Amendment dated June 30, 1993 to the Employment Agreement between the Registra(1)and Dennis J. Makes
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

     10.8         Form of International Distribution Agreement used by the Registrant and sample form of End User Software
                  License Agreement.                                                                                            *

     10.9         Original Equipment Manufacturer Agreement, dated April 1, 1991, between the Regrstrant and SONY Medical
                  Electronics, a division of SONY Corporation of America.                                                       *

     10.10        Original Equipment Manufacturer/Value Added Reseller Agreement, dated May 7, 1991, between the Registrant
                  and Eastman Kodak Company.                                                                                    *

     10.11        The Registrant's 1992 Nonstatutory Stock Option Plan and sample form of Nonstatatory Stock Option
                  Agreement.                                                                                                    *

     10.12        Cross-Indemnification Agreement, dated February 14, 1991, among Dennis Makes, Steven Verdooner, and
                  Richard Wullaert.                                                                                             *

     10.13        Key Man Life Insurance Policies in the amount of $1,000,000 for each of Dennis J. Makes and Steven R.
                  Verdooner, with the Registrant as the named beneficiary.                                                      *

     10.14        Stock Option Plan.                                                                                           (1)

     10.15        Rental Agreement dated May 1, 1994 by and between the Registrant and Robert J. Rossetti.                     (2)

     10.16        Security and Loan Agreement (with Credit Terms and Conditions) dated April 12, 1995 by and between the
                  Registrant and Imperial Bank.                                                                                (3)



     10.16(a)     General Security Agreement dated April 12, 1995 by and between the Registrant Imperial Bank.                 (3)

     10.16(b)     Warrant dated November 1, 1995 issued by the Registrant to Imperial Bank to purchase 67,500 shares
                  of common stock.                                                                                             (4)

     10.16(c)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated November 1, 1995.        (4)

     10.16(d)     Registration Rights Agreement dated November 1, 1995 between the Registrant and Imperial Bank.               (4)

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

     10.16(g)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated November 21, 1996.       (7)

     10.16(h)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated June 3, 1997.            (8)

     10.16(i)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated August 28, 1997.         (9)

     10.16(j)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated October 24, 1997.        (9)

     10.16(k)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated November 3, 1997.        (9)

     10.16(l)     Amended  Loan and  Security  Agreement  (with  Credit  Terms  and Conditions) dated November 21, 1997.       (9)

     10.16(m)     Agreement of Purchase of Receivable (Full Recourse) dated November 18, 1997 between Registrant
                  and Imperial Bank.                                                                                           (9)

     10.17        Employment Agreement dated November 20, 1995 between the Registrant and Steven R. Verdooner.                 (4)

     10.17(a)     Amendment dated effective July 14, 1997 to Employment Agreement dated November 20, 1995 between
                  the Registrant and Steven R. Verdooner.                                                                     (16)



     10.18        The Registrant's 1995 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option
                  Agreement.                                                                                                   (5)

     10.19        The Registrant's 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option
                  Agreement.                                                                                                  (12)

     10.20        Promissory Note dated April 30, 1998 from the Registrant to Premier Laser Systems, Inc. in the maximum
                  amount of $500,000 due in full upon the earlier of (i) written demand by Premier or (ii) April 30, 1999.    (15)

     10.21        Security Agreement dated April 30, 1998 by and between the Registrant and Premier Laser Systems, Inc.       (15)

     10.22        Form of Indemnification Agreement dated January 23, 1998 between the Registrant and each of its
                  directors, officers and certain key employees.                                                              (16)

     27           Financial Data Schedule (for SEC use only).                                                                 (16)




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

     (13)      Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 9, 1998.

     (14)      Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 9, 1998.

     (15)      Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended
               May 31, 1998 filed on July 15, 1998.

     (16)      Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998 filed on December 15, 1998.
