Form 10QSB
period 1999-02-28
OPHTHALMIC IMAGING SYSTEMS INC
filed 1999-04-14
CIK 885317

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended February 28, 1999

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

         Yes      XX                No

As of April 14, 1999, 4,155,428 shares of common stock, at no par value, were outstanding.

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                February 28, 1999
                                   (Unaudited)

Assets
Current assets:
      Cash and equivalents                                                   $        130,939
      Accounts receivable, net                                                        678,583
      Inventories, net                                                                660,554
      Prepaid expenses and other current assets                                        67,216
                                                                          --------------------
Total current assets                                                                1,537,292
Furniture and equipment, net of accumulated
      depreciation and amortization of $973,874                                       354,863
Other assets                                                                           18,662
                                                                          ====================
                                                                             $      1,910,817
                                                                          ====================

Liabilities and Stockholders' Equity
Current liabilities:
      Borrowings under line of credit                                        $        148,694
      Borrowings under note payable to, and unsecured
          advances from significant shareholder                                     1,471,769
      Accounts payable                                                                461,786
      Accrued liabilities                                                           1,523,367
      Accrued warrant appreciation right                                              280,554
      Deferred extended warranty revenue                                               89,549
      Customer deposits                                                               270,336
      Capitalized lease obligation and other notes payable                              8,939
                                                                          --------------------
Total current liabilities                                                           4,254,994
Capitalized lease obligation and other notes payable,
      less current portion                                                             18,550
Commitments
Stockholders' deficit:
      Preferred stock, no par value, 20,000,000 shares authorized;
          none issued or outstanding                                                       --
      Common stock, no par value, 20,000,000 shares authorized;
          4,155,428 issued and outstanding                                         10,462,604
      Deferred compensation                                                          (136,060)
      Accumulated deficit                                                         (12,689,271)
                                                                          --------------------
Total stockholders' deficit                                                        (2,362,727)
                                                                          ====================
                                                                             $      1,910,817
                                                                          ====================

See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)




                                           Three months ended February 28,             Six months ended February 28,
                                              1999                 1998                  1999                 1998
                                        ------------------   -----------------     -----------------    -----------------

Net revenues                              $     1,860,053     $     1,468,157       $     3,350,287      $     3,370,034
Cost of sales                                   1,077,985           1,068,831             2,050,406            2,316,427
                                        ------------------   -----------------     -----------------    -----------------
Gross Profit                                      782,068             399,326             1,299,881            1,053,607
Operating expenses:
     Sales and marketing                          400,153             446,239               925,540              953,057
     General and administrative                   223,928             929,940               523,792            1,253,358
     Research and development                     262,999             189,437               470,913              401,705
                                        ------------------   -----------------     -----------------    -----------------
         Total operating expenses                 887,080           1,565,616             1,920,245            2,608,120
                                        ------------------   -----------------     -----------------    -----------------
Income (loss) from operations                    (105,012)         (1,166,290)             (620,364)          (1,554,513)
Other expense, net                                (21,926)            (19,750)              (63,936)             (28,879)
                                        ==================   =================     =================    =================
Net income (loss)                         $      (126,938)    $    (1,186,040)      $      (684,300)     $    (1,583,392)
                                        ==================   =================     =================    =================

Shares used in the calculation of basic
     net income (loss) per share                4,155,428           3,908,206             4,155,428            3,906,817
                                        ==================   =================     =================    =================
Basic net income (loss) per share         $         (0.03)    $         (0.30)      $         (0.16)     $         (0.41)
                                        ==================   =================     =================    =================

Shares used in the calculation of diluted
     net income (loss) per share                4,155,428           3,908,206             4,155,428            3,906,817
                                        ==================   =================     =================    =================
Diluted net income (loss) per share       $         (0.03)    $         (0.30)      $         (0.16)     $         (0.41)
                                        ==================   =================     =================    =================

See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)


                                                               Six months ended February 28,
                                                                 1999                  1998
                                                          --------------------  -------------------

Operating activities:
Net loss                                                      $      (684,300)     $    (1,583,392)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                 66,192               60,540
         Stock option compensation expense                             55,240               63,028
         Net (increase) decrease in current assets
             other than cash and equivalents                         (185,996)             549,156
         Net (decrease) increase in current liabilities
             other than short-term borrowings                         327,067              931,728
                                                          --------------------  -------------------
Net cash (used in) provided by operating activities                  (421,797)              21,060
Investing activities:
Purchases of furniture and equipment                                   (9,663)             (95,963)
Net increase in other assets                                          (11,277)              (9,088)
                                                          --------------------  -------------------
Net cash used in investing activities                                 (20,940)            (105,051)
Financing activities:
Principal payments on notes payable                                      (318)              (2,048)
Net proceeds from borrowings under note payable to
     and unsecured advances from significant shareholder                9,289                   --
Net proceeds from (repayments of) line-of-credit
     borrowings                                                        50,519             (195,051)
Net proceeds from sale of common stock                                     --              213,750
                                                          --------------------  -------------------
Net cash provided by financing activities                              59,490               16,651
                                                          --------------------  -------------------
Net decrease in cash and equivalents                                 (383,247)             (67,340)
Cash and equivalents at beginning of period                           514,186              142,300
                                                          ====================  ===================
Cash and equivalents at end of period                         $       130,939      $        74,960
                                                          ====================  ===================

See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

          Three and Six Month Periods ended February 28, 1999 and 1998
                                   (Unaudited)


Note 1.         Basis of Presentation

                The  accompanying   unaudited  condensed  balance  sheet  as  of
                February 28, 1999, condensed statements of operations for the three and six month periods ended February 28, 1999 and 1998 and the condensed statements of cash flows for the three and six month periods ended February 28, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1998 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended February 28, 1999 are not necessarily indicative of the operating results for the full year.

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

Note 2.         Net Income (Loss) Per Share (continued)

                The following table sets forth the computation of basic and diluted income (loss) per share:



                                                             Unaudited                       Unaudited
                                                         Three Months Ended              Six Months Ended
                                                            February 28,                   February 28,
                                                        1999            1998           1999            1998
                                                   =============== =============== ============== ===============

                Numerator for basic and diluted
                net income (loss) per share         $ (126,938)    $ (1,186,040)    $ (684,300)   $ (1,583,392)
                                                   =============== =============== ============== ===============

                Denominator for basic net income
                 (loss) per share:
                   Weighted average shares           4,155,428       3,908,206       4,155,428      3,906,817

                Effect of dilutive securities:
                   Employee stock options                      --              --                             --
                                                                                        --
                   Warrants and other                          --              --                             --
                                                                                        --
                                                   --------------- --------------- -------------- ---------------
                Dilutive potential common shares               --              --                             --
                                                                                        --

                                                   =============== =============== ============== ===============
                Denominator for diluted net
                income (loss) per share              4,155,428       3,908,206       4,155,428      3,906,817
                                                   =============== =============== ============== ===============

                Basic net income (loss) per share     $ (.03)         $ (0.30)       $ (0.16)        $ (0.41)
                                                   =============== =============== ============== ===============

                                                   =============== =============== ============== ===============
                Diluted net income (loss) per         $ (.03)         $ (0.30)       $ (0.16)        $ (0.41)
                share
                                                   =============== =============== ============== ===============

Note 3.         Short-Term Borrowings

                In April 1995, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with its bank (the "Bank") which, after several amendments, matured in November 1997.

                In November 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At February 28, 1999, approximately $148,694 in principal was outstanding under the Agreement.

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

                At February 28, 1999, approximately $1,559,000 in principal and interest was outstanding under the Note and unsecured advances. The Company and Premier are currently in discussions, among other things, to establish mutually acceptable repayment terms. In that connection, there is disagreement between Premier and the Company as to whether the Company is entitled to the $500,000 Termination Fee and whether such Termination Fee can be used as an offset to the Company's debt to Premier.

Note 5.         Stock Purchase Agreement

                In August 1998, the Company was notified by Premier that Premier would be unable to proceed with its previously proposed acquisition of the remaining 48.7% interest in the Company by the termination date of the Stock Purchase Agreement, dated February 25, 1998, with the Company ("Stock Purchase Agreement"). As a result, the Stock Purchase Agreement was terminated and the Company made a demand for payment from Premier of $500,000 as a termination fee (the "Termination Fee") pursuant to the Stock Purchase Agreement. The Termination Fee, however, is the subject of a disagreement between the companies. Accordingly, the Company has not recognized the Termination Fee in its financial statements.

Note 6.         Subsequent Events

                In March 1999, the Company and Premier entered into a manufacturing agreement ("Manufacturing Agreement") whereby Premier will manufacture the majority of the Company's products. The Manufacturing Agreement will terminate upon the earlier of:
                (i) material breach by either party, which breach is not cured within thirty (30) days written notice thereof; (ii) ninety (90) days written notice by the Company to Premier; (iii) one hundred eighty (180) days written notice by Premier to the Company; or
                (iv) mutual written agreement of the parties.

Note 7.         Ability to Continue as a Going Concern

                The Company has an accumulated deficit of $12,689,271 at February 28, 1999. In addition, current liabilities exceed current assets by $2,717,702 as of that date. These factors, among others, may suggest that the Company could be unable to continue as a going concern.

                The principal and accrued interest on the Note, by its terms, are due and payable on April 30, 1999. Although Premier has indicated its willingness to negotiate a repayment schedule and defer any default proceedings, there can be no assurance that such negotiations will be successful and that the terms of the Note will be revised or that default proceedings will be deferred. In addition, even if the Note is renegotiated, there can be no assurances that it will be on terms acceptable to the Company or that the Company will thereafter be able to generate sufficient liquidity from operations to meet its obligations as they become due.

                In addition, the Company is seeking sources of additional capital to meet its current cash requirements, including debt and other financing arrangements. There can be no assurance, however, that any financing arrangements will be available and, if available, can be obtained on terms favorable to the Company.

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

Overview

The Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems has been the retinal specialists who number approximately 2,000 in the United States (approximately 12%-13% of ophthalmologists in the U.S.).

OIS is currently attempting to expand its role in the ophthalmic imaging field by developing new ocular imaging devices and applications targeted at the broader markets of general ophthalmology and optometry.

In this regard, commencing in fiscal 1998, the Company has applied significant resources to the development of two ocular imaging devices, the Digital Fundus Imager ("DFI") and the Digital Slit Lamp Imager ("DSLI"). These two new products, which were introduced at the Annual Meeting of the American Academy of Ophthalmology (the "AAO") in November 1998 (the "1998 AAO Meeting"), provide the general ophthalmology and optometry markets with affordable diagnostic digital imaging devices. The Company is focusing the majority of its current development, marketing and sales efforts on its DFI and DSLI products, and anticipates that it will commence delivering these products in the summer of 1999.

At the 1998 AAO Meeting, the DFI received considerable interest and the Company has received significant purchase commitments for the product. However, the Company has limited financial and operational resources, including manufacturing, marketing and selling capacity to meet any increased demand that may result from the successful introduction of this product. Accordingly, in an effort to address the Company's manufacturing capacity limitations, the Company has recently entered into a manufacturing agreement ("the Manufacturing Agreement") with Premier Laser Systems, Inc., a California corporation and holder of approximately 51.3% of the Company's outstanding common stock ("Premier"), whereby Premier will manufacture a majority of the Company's products. Management believes that this arrangement will prove beneficial to the Company because in the near-term Premier has agreed to provide such products at its costs, which the Company believes will be less than the cost to the Company to manufacture such products in-house. There can be no assurance, however, that there will be favorable market acceptance of these products or that the Manufacturing Agreement will continue to be beneficial to the Company.

In addition, the Company is also nearing agreement with Premier a potential co-marketing and selling arrangement which would take advantage of Premier's international distribution channels and its market position among general ophthalmologists and optometrists through its EyeSys product line, while providing the Company's sales force the ability to market and sell the EyeSys products. Management believes that such an arrangement should also result in certain cost efficiencies to the Company. There can be no assurance, however, that an acceptable agreement, if any, will be reached.

The Company continues to experience a cash flow deficit and its liabilities currently exceed its assets. In this regard, the Company, as of February 28, 1999, owed Premier in excess of $1.5 million. In addition to seeking additional sources of financing, the Company is in current discussions with Premier, among other things, to structure a repayment schedule for its debt beyond the April 30, 1999 due date. These discussions will include, among other things, offset of a $500,000 termination fee which the Company believes it is owed under the terms of the Stock Purchase Agreement dated February 25, 1998 by and between the Company and Premier ("Stock Purchase Agreement"). The Company is hopeful that it can reach an agreement with Premier which would significantly improve the Company's liquidity.

Notwithstanding the Company's efforts to achieve cost savings and to make more cash available for its operations through the Manufacturing Agreement, potential co-marketing and selling arrangement and the restructuring of certain of its debt with Premier, there can be no assurance that the Company will be successful in its efforts or that such arrangements can be obtained on terms favorable to the Company. Failure to achieve one or more of these objectives may have an adverse effect on the Company's ability to continue as a going concern or realize the full potential benefits from timely delivery of its new products.

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


Results of Operations

The Company incurred a net loss of $126,938, or $.03 per share, for the second quarter of fiscal 1999 as compared to a net loss of $1,186,040, or $.30 per share, for the second quarter of fiscal 1998. The Company incurred a net loss of $684,300, or $.16 per share, for the first six months of 1999 versus a net loss of $1,583,392, or $.41 per share, for the comparable period of 1998. The per share figures are basic amounts in accordance with Financial Accounting
Standards No. 128 (see Note 2 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

The 1998 amounts and, to a lesser extent, the 1999 amounts, reflect the adverse impact on revenues and corporate operations resulting from efforts associated with the terminated Stock Purchase Agreement. The Company has incurred significant costs and professional fees and expenses in connection therewith, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

The Company's revenues for the second quarter of fiscal 1999 were $1,860,053, representing an increase of approximately 27% from revenues of $1,468,157 for the second quarter of fiscal 1998. Revenues for the first six months of fiscal 1999 were $3,350,287, or essentially flat versus revenues of $3,370,034 for the comparable period of 1998. The increase in revenues in the 1999 second quarter as compared to the 1998 second quarter was due primarily to lower than normal revenues during the 1998 period. The 1998 second quarter revenues were adversely impacted by the redirection of management's efforts from core operations to its negotiations with Premier. During the 1998 AAO Meeting, the Company introduced its low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. The Company received substantially more purchase commitments for its products as compared to previous AAO meetings, with significant purchase commitments for the newly introduced products, deliveries of which newly introduced products are currently targeted to commence during the fourth quarter of 1999.

Gross margins were approximately 42% during the second quarter ended February 28, 1999 versus approximately 27% for the comparable quarter of 1998. For the six-month period ended February 28, 1999, gross margins were approximately 39% as compared to approximately 31% during the comparable period of 1998. The increase in gross margin percentage during the second quarter was partially attributable to the significantly increased revenue levels during the second quarter of 1999. In addition, the lower gross margins for the 1998 second quarter reflect the adverse impact of increased reserves for potential field upgrades recognized for certain systems delivered during the 1998 second quarter. Further, the increase in such reserves for systems delivered during the first half of 1998 was a principal factor for the lower gross margins for the six-month period of 1998 as compared to the same period for 1999. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions. The Company has recently entered into a Manufacturing Agreement with Premier which management anticipates will provide certain efficiencies, including personnel cutbacks, economies of scale from increased unit production and other manufacturing efficiencies, which may result in improved gross margins. However, this is a new arrangement and its impact is not clearly ascertainable at this time.

As a percentage of revenues, sales and marketing and general and administrative expenses accounted for approximately 34% of total revenues during the second quarter of fiscal 1999 versus approximately 94% of total revenues during the comparable second quarter of fiscal 1998. For the first six months of fiscal

1999 and fiscal 1998, such expenses accounted for approximately 43% and 65.5% of total revenues for the respective six-month periods. Expense levels also decreased to $624,081 during the second quarter of 1999 versus $1,376,179 during the second quarter of 1998. For the first six months of 1999, expense levels decreased to $1,449,332 from $2,206,415 during the comparable period of 1998. The 1998 sales and marketing and general and administrative expenses were abnormally high in relation to revenues because of significant investment banking, legal and other professional costs recognized during the second quarter of 1998 associated with the negotiation of the Stock Purchase Agreement. In 1999, such expenses returned to more normal levels due to the termination of the Stock Purchase Agreement. In addition, the 1999 amounts reflect the cost reductions realized during the first and second quarters of 1999 from the termination of certain management personnel during the latter half of 1998. The Company is currently considering marketing and selling alternatives in an effort to reduce costs and/or improve efficiencies in this area, including consolidating its current product offerings.

Research and development expenses, as a percentage of revenues, were approximately 14% in the second quarter of 1999 versus approximately 13% in the second quarter of 1998. For the first six months of fiscal 1999, such expenses accounted for approximately 14% of total revenues as compared to approximately 12% during the comparable period of 1998. Expense levels increased in actual dollar terms to $262,999 during the second quarter of 1999 from $189,437 in 1998. During the first six months of fiscal 1999, expense levels also increased in actual dollar terms to $470,913 versus $401,705 in 1998. The Company intends to focus its research and development efforts on its new digital image capture products and reducing cost configurations for its current products. The Company anticipates that research and development expense will be maintained at or above current levels in the near term.

Other expense was $21,926 during the second quarter of fiscal 1999 versus $19,750 during the second quarter of 1998. For the first six months of 1999 and 1998, other expense was $63,936 and $28,879, respectively. The primary contributing factor to these increases was interest expense during 1999 versus 1998 associated with borrowings and unsecured advances from Premier, which borrowings and unsecured advances were made after the first quarter of 1998 (see
Note 4 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).


Liquidity and Capital Resources

The Company's operating activities used cash of $421,797 during the first six months of fiscal 1999 and generated cash of $21,060 during the comparable period for 1998. The cash used in operations during the first six months of 1999 was expended principally to fund the net loss during the period. This amount was partially offset by increases in customer deposits and increases in accrued liabilities, including accrued but unpaid interest associated with borrowings from Premier (see Note 4 of Notes to Condensed Financial Statements included in
Item 1 of this Form 10-QSB). Cash generated from operating activities in the first six months of 1998 resulted principally from the collection of accounts receivable, increased revenue levels and increases in customer deposits and accrued liabilities, the aggregate impact of which more than offset the net loss for the period.

Cash used in investing activities was $20,940 during the first six months of 1999 as compared to $105,051 during the same period for 1998. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending improved cash flow.

The Company generated cash in the amount of $59,490 during the first six months of fiscal 1999 as compared to $16,651 from financing activities during the same period of fiscal 1998. The source of cash from financing activities during the 1999 period was principally proceeds from increased borrowings under the credit facility with Imperial Bank (the "Bank") and, to a lesser extent, an increase in the amount of borrowings under the note payable to and unsecured advances by Premier. The source of cash from financing activities in 1998 was the net proceeds from the exercise of certain warrants issued pursuant to a private placement of the Company's common stock in November 1995, which amount was significantly offset by net repayments of borrowings under the credit facility with the Bank. Principal repayments on notes payable was negligible in both 1999 and 1998.

In November 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under a matured revolving line of credit agreement with the Bank were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At February 28, 1999, approximately $149,000 in principal was outstanding under the Agreement.

Additionally, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). The Company has borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by substantially all of the Company's assets and are subordinate to borrowings against the Agreement with the Company's Bank. Premier also has made certain unsecured advances to the Company which are not specifically covered by the Premier Note. Approximately $1,559,000 in principal and interest was outstanding under the Premier Note and unsecured advances at February 28, 1999. The Company and Premier are currently in discussions, among other things, to establish mutually acceptable repayment terms. In that connection, there is disagreement between Premier and the Company as to whether the Company is entitled to the $500,000 Termination Fee and whether such Termination Fee can be used as an offset to the Company's debt to Premier. While the parties continue to discuss these issues, there can be no assurance that a final agreement between the parties can be reached. In the event that no agreement can be reached, if demand for payment is made by Premier or the obligation under the Premier Note becomes due and payable, then the Company's ability to continue as a going concern could be seriously jeopardized unless the Company is able to obtain financing to make such payment.

At February 28, 1999, the Company's cash and cash equivalents were $130,939. Assuming that no demand is made for payment of amounts owing under the Premier Note, the Company believes that its existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Agreement could be adequate to meet its liquidity and capital requirements in the near term, except for any additional requirements that may be necessary for increased development, manufacturing, and sales to support the DFI and DSLI products. Further, demand for payment of amounts due under the alternative stock appreciation right with the Bank could also result in the need for additional cash. While no request for payment has yet been made, principal and interest amounts due under the alternative stock appreciation right with the Bank, which amounts were approximately $281,000 as of February 28, 1999, are also currently due. If demand for payment were to be made by the Bank, then the Company would also have to seek financing to make such payment, including, but not limited to, debt or equity financing.

Further, although the Company has the ability to manufacture and market its DFI and DSLI products, without an infusion of capital or other improvements in its liquidity position, the Company may have difficulty in meeting any significant demand for these products. In an effort to address this potential deficiency, in March 1999, the Company and Premier entered into Manufacturing Agreement whereby Premier will manufacture certain of the Company's products. In addition, the Company and Premier are currently in discussions regarding co-marketing and selling the companies' ophthalmic products as discussed above.

The Company will continue to seek sources of additional capital to meet its current cash requirements, including debt and other financing arrangements. There can be no assurance, however, that any financing arrangements will be available and, if available, can be obtained on terms favorable to the Company.

                                             PART II OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                    The Company's Annual Meeting of Shareholders was held on January 18, 1999. Matters voted upon at the meeting, and the number of votes cast for and against each such matter, are described below:


                    1.       Election of directors:

                             R. Joseph Allen (2,700,044 shares in favor; and 3,888 shares withheld);

                             Daniel S. Durrie, M.D. (2,700,044 shares in favor; and 3,888 shares withheld);

                             Randall C. Fowler (2,700,045 shares in favor; and 3,888 shares withheld);

                             Steven R. Verdooner (39,235 shares in favor; and no shares withheld); and

                             Walt Williams (2,700,045 shares in favor; and 3,888 shares withheld).

                    2. A proposal to ratify the appointment of Perry-Smith & Company LLP as the Company's auditors for the 1999 fiscal year (2,170,993 shares in favor; no shares against; and no shares abstaining).

                    At the initial meeting of the recently elected Board held in
                    January  1999,   Walt  Williams  was  elected  to  serve  as
                    Chairman.

ITEM 5.             OTHER INFORMATION
                    In January 1999, the Company granted to each of its non-employee directors options to purchase up to 50,000 shares (or 200,000 shares in the aggregate of all directors) of the Company's common stock at an exercise price of $0.563 per share. These options were granted pursuant the Company's 1997 Nonstatutory Stock Option Plan and are subject to certain vesting requirements. None of these options have been exercised as of the date hereof.

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

                          OPHTHALMIC IMAGING SYSTEMS
                                 (Registrant)


                             By: /s/STEVEN R. VERDOONER
                                 -------------------------------------------
                                 Steven R. Verdooner,
                                 Chief Executive Officer and Chief Financial
                                 Officer (principal executive officer
                                 and principal financial and accounting officer)



Dated:  April 14, 1999

                                                 INDEX TO EXHIBITS


  Exhibit Number                                                                                               Footnote
                                                     Description of Exhibit                                    Reference

       2.1           Stock  Purchase  Agreement,  dated as of February 25, 1998, by and between  Registrant       (13)
                     and Premier Laser Systems, Inc.

       3.1           Articles of Incorporation of the Registrant, as amended.                                      *

       3.1(a)        Amendment to Articles of  Incorporation  (Certificate of  Determination of Preferences       (11)
                     of Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems).

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

       4.4           Amendment to Rights Agreement,  dated as of February 25, 1998,  between Registrant and       (14)
                     American Securities Transfer, Inc.

       10.1          Lease  Agreement,  dated as of July 10, 1987,  between the  Registrant (as tenant) and        *
                     Transamerica/Emkay Income Properties I, as amended on July 23, 1990 and June 11, 1991.

       10.1(a)       Seventh Amendment to lease effective as of July 18, 1996.                                    (7)

       10.2          Employment  Agreement,  dated March 27,  1992,  between the  Registrant  and Dennis J.        *
                     Makes.

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

       10.3          Confidentiality  Agreement,  dated March 27, 1992 between the Registrant and Dennis J.        *
                     Makes.


       10.4          Confidentiality  Agreement,  dated March 27, 1992 between the Registrant and Steven R.        *
                     Verdooner.

       10.5          Confidentiality  Agreement,  dated March 27, 1992 between the  Registrant  and Richard        *
                     Wullaert.

       10.6          Consulting  Agreement,  dated January 23, 1992,  between the  Registrant  and G. Peter        *
                     Halberg, M.D.

       10.7          Assignment dated October 23, 1990 of U.S. Patent  Application for Apparatus and Method        *
                     for  Topographical  Analysis of the Retina to the  Registrant by Steven R.  Verdooner,
                     Patricia C.  Meade,  and Dennis J. Makes (as  recorded on Reel 5490,  Frame 423 in the
                     Assignment Branch of the U.S. Patent and Trademark Office).

       10.8          Form of  International  Distribution  Agreement used by the Registrant and sample form        *
                     of End User Software License Agreement.

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

       10.10         Original Equipment  Manufacturer/Value  Added Reseller  Agreement,  dated May 7, 1991,        *
                     between the Registrant and Eastman Kodak Company.

       10.11         The Registrant's 1992  Nonstatutory  Stock Option Plan and sample form of Nonstatutory        *
                     Stock Option Agreement.

       10.12         Cross-Indemnification  Agreement, dated February 14,  1991, among Dennis Makes, Steven        *
                     Verdooner, and Richard Wullaert.

       10.13         Key Man Life Insurance Policies in the amount of $1,000,000  for each of Dennis J.            *
                     Makes and Steven R. Verdooner, with the Registrant as the named beneficiary.

       10.14         Stock Option Plan.                                                                           (1)

       10.15         Rental  Agreement  dated May 1,  1994 by and  between  the  Registrant  and  Robert J.       (2)
                     Rossetti.

       10.16         Security and Loan Agreement  (with Credit Terms and Conditions)  dated April 12,  1995       (3)
                     by and between the Registrant and Imperial Bank.

       10.16(a)      General  Security  Agreement  dated  April 12,  1995 by and between the Registrant and       (3)
                     Imperial Bank.


       10.16(b)      Warrant dated  November 1, 1995 issued by the  Registrant to Imperial Bank to purchase       (4)
                     67,500 shares of common stock.

       10.16(c)      Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (4)
                     1, 1995.

       10.16(d)      Registration  Rights  Agreement  dated  November 1, 1995  between the  Registrant  and       (4)
                     Imperial Bank.

       10.16(e)      Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated April 4,       (6)
                     1996.

       10.16(f)      Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated July 12,       (7)
                     1996.

       10.16(g)      Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (7)
                     21, 1996.

       10.16(h)      Amended Loan and Security  Agreement (with Credit Terms and Conditions)  dated June 3,       (8)
                     1997.

       10.16(i)      Amended Loan and Security  Agreement (with Credit Terms and  Conditions)  dated August       (9)
                     28, 1997.

       10.16(j)      Amended Loan and Security  Agreement (with Credit Terms and Conditions)  dated October       (9)
                     24, 1997.

       10.16(k)      Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (9)
                     3, 1997.

       10.16(l)      Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (9)
                     21, 1997.

       10.16(m)      Agreement of Purchase of Receivable  (Full  Recourse)  dated November 18, 1997 between       (9)
                     Registrant and Imperial Bank.

       10.17         Employment  Agreement  dated  November 20, 1995 between the  Registrant  and Steven R.       (4)
                     Verdooner.

       10.17(a)      Amendment  dated  effective July 14, 1997 to Employment  Agreement  dated November 20,       (16)
                     1995 between the Registrant and Steven R. Verdooner.

       10.18         The Registrant's 1995  Nonstatutory  Stock Option Plan and sample form of Nonstatutory       (5)
                     Stock Option Agreement.


       10.19         The Registrant's 1997  Nonstatutory  Stock Option Plan and sample form of Nonstatutory       (12)
                     Stock Option Agreement.

       10.20         Promissory  Note dated April 30, 1998 from the  Registrant to Premier  Laser  Systems,       (15)
                     Inc.  in the maximum  amount of  $500,000  due in full upon the earlier of (i) written demand by Premier or (ii) April 30, 1999.

       10.21         Security  Agreement  dated April 30, 1998 by and  between the  Registrant  and Premier       (15)
                     Laser Systems, Inc.

       10.22         Form of  Indemnification  Agreement  dated January 23, 1998 between the Registrant and       (16)
                     each of its directors, officers and certain key employees.

       10.23         Manufacturing  Agreement  dated March 7, 1999 between the Registrant and Premier Laser       (17)
                     Systems, Inc.

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

       (17)      Exhibit filed herewith.