Form 10QSB
period 1999-05-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1999-07-15
CIK 885317

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1999

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

                              Yes XX         No

As of July 14, 1999, 4,155,428 shares of common stock, at no par value, were outstanding.

ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                  May 31, 1999
                                   (Unaudited)

Assets
Current assets:
      Cash and equivalents                                                            $          147,226
      Accounts receivable, net                                                                 1,067,203
      Inventories, net                                                                           326,579
      Prepaid expenses and other current assets                                                   43,089
                                                                                   ----------------------
Total current assets                                                                           1,584,097
Furniture and equipment, net of accumulated
      depreciation and amortization of $992,959                                                  324,508
Other assets                                                                                      14,669
                                                                                   ======================
                                                                                      $        1,923,274
                                                                                   ======================

Liabilities and Stockholders' Equity
Current liabilities:
      Borrowings under line of credit                                                 $          219,152
      Borrowings under note payable to, and unsecured
           advances from significant shareholder, net                                          1,288,991
      Accounts payable                                                                           567,908
      Accrued liabilities                                                                      1,226,635
      Accrued warrant appreciation right                                                         287,056
      Deferred extended warranty revenue                                                          92,056
      Customer deposits                                                                          369,011
      Capitalized lease obligation and other notes payable                                         8,939
                                                                                   ----------------------
Total current liabilities                                                                      4,059,748
Capitalized lease obligation and other notes payable,
      less current portion                                                                        20,251
Commitments
Stockholders' deficit:
      Preferred stock, no par value, 20,000,000 shares authorized;
           none issued or outstanding                                                                 --
      Common stock, no par value, 20,000,000 shares authorized;
           4,155,428 issued and outstanding                                                   10,462,604
      Deferred compensation                                                                     (113,185)
      Accumulated deficit                                                                    (12,506,144)
                                                                                   ----------------------
Total stockholders' deficit                                                                   (2,156,725)
                                                                                   ======================
                                                                                      $        1,923,274
                                                                                   ======================

See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three months ended May 31,                      Nine months ended May 31,
                                                    1999                   1998                    1999                   1998
                                             -------------------    -------------------     --------------------   ----------------

Net revenues                                   $      1,655,610       $      1,377,830        $       5,005,897      $    4,747,864
Cost of sales                                           869,533                935,690                2,919,939           3,252,117
                                             -------------------    -------------------     --------------------   -----------------
Gross Profit                                            786,077                442,140                2,085,958           1,495,747
Operating expenses:
     Sales and marketing                                459,353                478,778                1,384,893           1,431,835
     General and administrative                         209,568                538,645                  733,360           1,792,003
     Research and development                           241,527                206,647                  712,440             608,352
                                             -------------------    -------------------     --------------------   -----------------
          Total operating expenses                      910,448              1,224,070                2,830,693           3,832,190
                                             -------------------    -------------------     --------------------   -----------------
Loss from operations                                   (124,371)              (781,930)                (744,735)         (2,336,443)
Other expense, net                                      (42,502)               (15,199)                (106,438)            (44,078)
                                             -------------------    -------------------     --------------------   -----------------
Loss before extraordinary item                         (166,873)              (797,129)                (851,173)         (2,380,521)
Extraordinary item                                      350,000                     --                  350,000                  --
                                             ===================    ===================     ====================   =================
Net income (loss)                              $        183,127       $       (797,129)       $        (501,173)     $   (2,380,521)
                                             ===================    ===================     ====================   =================

Shares used in the calculation of basic
     net income (loss) per share                      4,155,428              4,155,428                4,155,428           3,989,687
                                             ===================    ===================     ====================   =================
Basic loss per share before
     extraordinary item                        $          (0.04)      $          (0.19)       $           (0.20)     $        (0.60)
Extraordinary item                                         0.08                     --                     0.08                  --
                                             ===================    ===================     ====================   =================
Basic net income (loss) per share              $           0.04       $          (0.19)       $           (0.12)     $        (0.60)
                                             ===================    ===================     ====================   =================

Shares used in the calculation of diluted
     net income (loss) per share                      4,155,428              4,155,428                4,155,428           3,989,687
                                             ===================    ===================     ====================   =================
Diluted loss per share before
     extraordinary item                        $          (0.04)      $          (0.19)       $           (0.20)     $        (0.60)
Extraordinary item                                         0.08                     --                     0.08                  --
                                             ===================    ===================     ====================   =================
Diluted net income (loss) per share            $           0.04       $          (0.19)       $           (0.12)     $        (0.60)
                                             ===================    ===================     ====================   =================


See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)

                                                                           Nine months ended May 31,
                                                                         1999                     1998
                                                                 ----------------------  -----------------------

Operating activities:
Net loss                                                             $        (501,173)       $      (2,380,521)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                         85,277                   95,812
          Stock option compensation expense                                     78,115                   97,375
          Net (increase) decrease in current assets
               other than cash and equivalents                                (399,292)                 596,477
          Net increase in current liabilities
               other than short-term borrowings                                245,842                  753,406
                                                                 ----------------------  -----------------------
Net cash (used in) provided by operating activities                           (491,231)                (837,451)
Investing activities:
Purchases of furniture and equipment                                             1,607                 (147,721)
Net increase in other assets                                                    (7,284)                 (11,387)
                                                                 ----------------------  -----------------------
Net cash used in investing activities                                           (5,677)                (159,108)
Financing activities:
Principal payments on notes payable                                               (318)                  (2,048)
Net proceeds from borrowings under note payable to
     and unsecured advances from significant shareholder                         9,289                  910,027
Net proceeds from (repayments of) line-of-credit
     borrowings                                                                120,977                 (185,855)
Net proceeds from sale of common stock                                              --                  213,750
                                                                 ----------------------  -----------------------
Net cash provided by financing activities                                      129,948                  935,874
                                                                 ----------------------  -----------------------
Net decrease in cash and equivalents                                          (366,960)                 (60,685)
Cash and equivalents at beginning of period                                    514,186                  142,300
                                                                 ======================  =======================
Cash and equivalents at end of period                                $         147,226        $          81,615
                                                                 ======================  =======================

Supplemental schedule of noncash financing activities:
Reduction of borrowing under note payable to and
     unsecured advances from significant shareholder
     in exchange for inventory                                       $         182,778        $              --
                                                                 ======================  =======================



See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Nine Month Periods ended May 31, 1999 and 1998
                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of May 31, 1999, condensed statements of operations for the three and nine month periods ended May 31, 1999 and 1998 and the condensed statements of cash flows for the three and nine month periods ended May 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1998 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended May 31, 1999 are not necessarily indicative of the operating results for the full year.

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

Note 2.         Net Income (Loss) Per Share (continued)

                The following table sets forth the computation of basic and diluted income (loss) per share:


                                                             Unaudited                       Unaudited
                                                         Three Months Ended              Nine Months Ended
                                                              May 31,                         May 31,
                                                        1999            1998           1999            1998
                                                   =============== ============    ============== =============

                Numerator for basic and diluted
                net income (loss) per share          $ 183,128      $ (797,129)     $ (501,171)   $ (2,380,521)
                                                   =============== ============    ============== =============

                Denominator for basic net income
                (loss) per share:
                   Weighted average shares           4,155,428       4,155,428       4,155,428       3,989,687

                Effect of dilutive securities:
                   Employee/director stock
                    options                                --              --              --               --
                   Warrants and other                      --              --              --               --
                                                   --------------- ------------    -------------- -------------
                Dilutive potential common shares           --              --              --               --

                                                   =============== ============    ============== =============
                Denominator for diluted net
                income (loss) per share              4,155,428       4,155,428       4,155,428       4,155,428
                                                   =============== ============    ============== =============

                Basic net income (loss) per share        $ .04        $ (0.19)         $ (0.12)        $ (0.60)
                                                   =============== =============== ============== ===============


                Diluted net income (loss) per
                share                                   $ .04         $ (0.19)         $ (0.12)        $ (0.60)
                                                   =============== =============== ============== ===============

Note 3.         Short-Term Borrowings

                In April 1995, the Company entered into a revolving line of credit agreement (the "Credit Agreement") with its bank (the "Bank") which, after several amendments, matured in November 1997.

                In November 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under the Credit Agreement were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At May 31, 1999, approximately $219,152 in principal was outstanding under the Agreement.

Note 4.         Note Payable to Related Party

                On April 30, 1998, the Company executed a promissory note (the "Note") in favor of Premier Laser Systems, Inc., a California corporation ("Premier"). Borrowings against the Note are available to the Company in the form of periodic advances. The maximum principal amount available under the Note is $500,000, which principal amount outstanding, together with any and all accrued interest, is payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings against the accounts receivable credit line with the Company's Bank (see Note 3). Premier also has made certain unsecured advances to the Company which are not covered by the Note.

                At May 31, 1999, the Company had recorded approximately $1,591,000 in principal and interest outstanding under the Note and unsecured advances, which amount was reduced to approximately $1,408,000 by an offset in the amount of approximately $183,000 pursuant to the terms of the Manufacturing Agreement described in Note 5. While the amounts owing under the Note are currently due, Premier has not made demand for payment and the Company and Premier have been in discussions, among other things, to establish mutually acceptable repayment terms. In that connection, there is disagreement between Premier and the Company as to whether the Company is entitled to the $500,000 Termination Fee and whether such Termination Fee can be used as an offset to the Company's debt to Premier.

Note 5.         Manufacturing Agreement

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

                At May 31, 1999, the Company recorded a charge of approximately $183,000, which amount was offset against the unsecured advances made to the Company by Premier. This amount represents inventory transferred to Premier pursuant to the Manufacturing Agreement, net of charges from Premier to the Company for products manufactured pursuant to the Manufacturing Agreement.

Note 6.         Stock Purchase Agreement

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

Note 7.         Extraordinary Item

                In May 1999, the Company reached agreement with a financial advisor to significantly reduce the aggregate amount of professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with Premier.

Note 8.         Subsequent Event

                In June 1999, the Company received a merger proposal from Premier. The offer called for an exchange of Premier common stock for Company common stock on the basis of $.85 in value of Premier common stock for each share of Company common stock. The offer was subject to negotiation of a definitive merger agreement containing customary representations and warranties and conditions to closing, including: (i) absence of material adverse change in either party; (ii) approval by at least 75% of the Company shares (i.e., a majority of the shares not presently owned by Premier); and (iii) the Company's obtaining a "fairness opinion" with respect to the proposed transaction.

                The Company rejected the offer as inadequate. However, to assist the Company in evaluating any subsequent offers received for the Company or its stock, the Company engaged the services of an investment banker and legal counsel. To date, the Company has not received any subsequent offers.

Note 9.         Ability to Continue as a Going Concern

                The Company has an accumulated deficit of $12,506,144 at May 31, 1999. In addition, current liabilities exceed current assets by $2,475,651 as of that date. These factors, among others, raise a question whether the Company is able to continue as a going concern.

                The principal and accrued interest on the Note, by its terms, were due and payable on April 30, 1999. As of the date hereof, the Company has not made any payments under the Note. Although Premier has indicated its willingness to negotiate a repayment schedule and defer any default proceedings, there can be no assurance that such negotiations will be successful and that the terms of the Note will be revised or that default proceedings will be deferred. In addition, even if the Note is renegotiated, there can be no assurances that it will be on terms acceptable to the Company or that the Company will thereafter be able to generate sufficient liquidity from operations to meet its obligations as they become due.

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

In this regard, commencing in fiscal 1998, the Company has applied significant resources to the development of two ocular imaging devices, the Digital Fundus Imager ("DFI") and the Digital Slit Lamp Imager ("DSLI"). These two new products, which were introduced at the Annual Meeting of the American Academy of Ophthalmology (the "AAO") in November 1998 (the "1998 AAO Meeting"), provide the general ophthalmology and optometry markets with affordable diagnostic digital imaging devices. The Company is focusing the majority of its current development, marketing and sales efforts on its DFI and DSLI products, and anticipates that it will commence delivering these products during the fourth quarter of fiscal 1999.

At the 1998 AAO Meeting, the DFI received considerable interest and the Company has received significant purchase commitments for the product. However, the Company has limited financial and operational resources, including manufacturing, marketing and selling capacity to meet any increased demand that may result from the successful introduction of this product. During the recently completed third quarter ended May 31, 1999, the Company entered into a manufacturing agreement ("the Manufacturing Agreement") with Premier Laser Systems, Inc. ("Premier"), a California corporation and holder of approximately 51.3% of the Company's outstanding common stock whereby Premier will manufacture the Company's products, including the DFI and DSLI. Initial deliveries of revenue generating products manufactured by Premier under the Manufacturing Agreement were made during the quarter. The Company entered into the Manufacturing Agreement to reduce the cost of manufacturing the Company's products and to take advantage of Premier's manufacturing capabilities. Based on the limited experience to date under the terms of the Manufacturing Agreement, there can be no assurance that this arrangement will provide the Company the anticipated benefits.

In addition, the Company also is negotiating an agreement with Premier on a co-marketing and selling arrangement. The Company is seeking an arrangement with Premier whereby: (a) the Company's sales force would have additional products to sell, including Premier's EyeSys product line; (b) the Company access to Premier's international distribution channels; and (c) the Company could benefit from the EyeSys products' reputation among general ophthalmologists and optometrists. Management believes that such an arrangement should also result in certain cost efficiencies to the Company. In that regard and in anticipation that an acceptable agreement will be reached, the Company and Premier have been selling their optical products through a jointly managed EyeSys Vision Group. The EyeSys Vision Group made its debut at the American Society of Cataract and Refractive Surgery meeting ("ASCRS") in April 1999, at which the Company received significantly more purchase commitments than at previous ASCRS meetings, predominantly for the DFI and DSLI products. While the Company is optimistic that an agreement with Premier in this regard will be executed shortly, there can be no assurance that an acceptable agreement, if any, will be reached.

The Company continues to experience a cash flow deficit and its liabilities currently exceed its assets. In this regard, the Company's recorded debt to Premier, as of May 31, 1999, exceeded $1.4 million. The Company is seeking additional sources of financing. The Company also is hopeful that it can generate revenues from sales of its DFI and DSLI products sufficient to: (a) fund the production and distribution of these and current products; and (b) enable the Company to begin to pay down the debt to Premier under a mutually acceptable repayment plan with Premier. There can be no assurance, however, that there will be favorable market acceptance of these products sufficient to generate needed revenues or that a mutually acceptable repayment plan, if any, can be reached with Premier.

Notwithstanding the initiatives discussed above, there can be no assurance that the Company will be successful in such efforts or that any contemplated arrangements can be obtained on terms favorable to the Company. Failure to achieve one or more of these objectives may have an adverse effect on the Company's ability to continue as a going concern or realize the full potential benefits from timely delivery of its new products.

In June 1999, the Company received a merger proposal from Premier. The offer called for an exchange of Premier common stock for Company common stock on the basis of $.85 in value of Premier common stock for each share of Company common stock. The offer was subject to negotiation of a definitive merger agreement containing customary representations and warranties and conditions to closing, including: (i) absence of material adverse change in either party; (ii) approval by at least 75% of the Company shares (i.e., a majority of the shares not presently owned by Premier); and (iii) the Company's obtaining a "fairness opinion" with respect to the proposed transaction.

The Company rejected the offer as inadequate. However, to assist the Company in evaluating any subsequent offers received for the Company or its stock, the Company engaged the services of an investment banker and legal counsel. To date, the Company has not received any subsequent offers and there can be no assurance any such offer or offers will be received in the future.

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


Results of Operations

The Company recorded net income of $183,128, or $.04 per share, for the third quarter of fiscal 1999 as compared to a net loss of $797,129, or $.19 per share, for the third quarter of fiscal 1998. The Company incurred a net loss of $501,171, or $.12 per share, for the first nine months of 1999 versus a net loss of $2,380,521, or $.60 per share, for the comparable period of 1998. The 1999 figures for both the third quarter and the nine-month period include an extraordinary gain of $350,000, or $.08 per share, resulting from the negotiated reduction of certain professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with Premier.

The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 2 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

The 1998 loss reflects the adverse impact on revenues and corporate operations resulting from efforts associated with the terminated Stock Purchase Agreement, including significant costs and professional fees and expenses in connection therewith. Principal contributing factors to the significantly reduced loss in 1999 were a substantial reduction in those acquisition expenses and the positive impact of the extraordinary item. Nevertheless, some negative impact on earnings was attributable to continuing diversion of the Company's resources and management's attention to acquisition matters in 1999.

The Company's revenues for the third quarter of fiscal 1999 were $1,655,610, representing an increase of approximately 20% from revenues of $1,377,830 for the third quarter of fiscal 1998. Revenues for the first nine months of fiscal 1999 were $5,005,897, representing an increase of approximately 5% from revenues of $4,747,864 for the comparable period of 1998. The increase in revenues in the 1999 third quarter and nine-month periods as compared to the respective 1998 periods was due principally to lower than normal revenues during the 1998 periods. During the 1998 third quarter, the Company deferred delivery of units against several orders pending the completion of certain software upgrades, which upgrades were completed toward the end of the 1998 third quarter. Additionally, the 1998 third quarter and nine-month revenues were adversely impacted by the redirection of management's efforts from core operations to its negotiations with Premier.

During the 1998 AAO Meeting, the Company introduced its low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. The Company received substantially more purchase commitments for its products as compared to previous AAO meetings, with significant purchase commitments for the newly introduced products, deliveries of which newly introduced products are currently targeted to commence during the fourth quarter of fiscal 1999.

Gross margins were approximately 47% during the third quarter ended May 31, 1999 versus approximately 32% for the comparable quarter of 1998. For the nine-month period ended May 31, 1999, gross margins were approximately 42% as compared to approximately 32% during the comparable period of 1998. The increase in gross margin percentage during the third quarter was partially attributable to the significantly increased revenue levels during the third quarter of 1999 and the reversal of certain reserves accrued in 1998 for potential field upgrades. In addition, the lower gross margins for the 1998 third quarter reflect the adverse impact of increased reserves for potential field upgrades recognized for certain systems delivered during the 1998 third quarter. Further, the increase in such reserves for systems delivered during the first nine months of 1998 was a principal factor for the lower gross margins for the nine-month period of 1998 as compared to the same period for 1999. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions. During the recently completed third quarter, the Company entered into a Manufacturing Agreement with Premier which management anticipates will provide certain efficiencies which may result in improved gross margins. While initial deliveries of revenue generating products manufactured by Premier under the Manufacturing Agreement were made during the recently completed third quarter ended May 31, 1999, this is a new arrangement and its impact is not clearly ascertainable at this time.

As a percentage of revenues, sales and marketing and general and administrative expenses accounted for approximately 40% of total revenues during the third quarter of fiscal 1999 versus approximately 74% of total revenues during the comparable third quarter of fiscal 1998. For the first nine months of fiscal 1999 and fiscal 1998, such expenses accounted for approximately 42% and 68% of total revenues for the respective nine-month periods. Expense levels also decreased to $668,921 during the third quarter of 1999 versus $1,017,423 during the third quarter of 1998. For the first nine months of 1999, expense levels decreased to $2,118,253 from $3,223,838 during the comparable period of 1998. The 1998 sales and marketing and general and administrative expenses were abnormally high in relation to revenues because of significant investment banking, legal and other professional costs recognized during the second and third quarters of 1998 associated with the negotiation of the Stock Purchase Agreement. In 1999, such expenses returned to more normal levels due to the termination of the Stock Purchase Agreement. In addition, the 1999 amounts reflect the cost reductions realized from the termination of certain management personnel during the latter half of 1998. The Company is currently implementing marketing and selling alternatives in an effort to reduce costs and/or improve efficiencies in this area, including consolidating its current product offerings and co-marketing and selling efforts.

Research  and  development   expenses,   as  a  percentage  of  revenues,   were
approximately  15% in both the third  quarter  of 1999 and the third  quarter of

1998. For the first nine months of fiscal 1999, such expenses accounted for approximately 14% of total revenues as compared to approximately 13% during the comparable period of 1998. Expense levels increased in actual dollar terms to $241,527 during the third quarter of 1999 from $206,647 in 1998. During the first nine months of fiscal 1999, expense levels also increased in actual dollar terms to $712,440 versus $608,352 in 1998. The Company intends to continue to focus its research and development efforts on its new digital image capture products and reducing cost configurations for its current products. The Company anticipates that research and development expense will be maintained at or above current levels in the immediate term.

Other expense was $42,502 during the third quarter of fiscal 1999 versus $15,199 during the second quarter of 1998. For the first nine months of 1999 and 1998, other expense was $106,438 and $44,078, respectively. The primary contributing factor to these increases was interest expense during 1999 versus 1998 associated with borrowings and unsecured advances from Premier, which borrowings and unsecured advances were made after the first quarter of 1998 (see Note 4 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).


Liquidity and Capital Resources

The Company's operating activities used cash of $491,231 during the first nine months of fiscal 1999 and $837,451 during the comparable period for 1998. The cash used in operations during the first nine months of 1999 was expended principally to fund the net loss during the period and the increase in accounts receivable associated with timing of product deliveries toward the end of the period. This amount was partially offset by increases in customer deposits. Cash used in operating activities in the first nine months of 1998 was expended principally to fund the net loss during the period. This amount was partially offset by collection of accounts receivable and increases in customer deposits and accrued liabilities, particularly those liabilities accrued in conjunction with significant investment banking, legal and other professional costs recognized during the second and third quarters of 1998 associated with the negotiation of the Stock Purchase Agreement.

Cash used in investing activities was $5,677 during the first nine months of 1999 as compared to $159,108 during the same period for 1998. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending improved cash flow.

The Company generated cash from financing activities in the amount of $129,948 during the first nine months of fiscal 1999 as compared to $935,874 during the same period of fiscal 1998. The source of cash from financing activities during the 1999 period was principally proceeds from increased borrowings under the credit facility with Imperial Bank (the "Bank") and, to a lesser extent, an increase in the amount of borrowings under the note payable to and unsecured advances by Premier. The sources of cash from financing activities in 1998 were the net proceeds from the exercise of certain warrants issued pursuant to a private placement of the Company's common stock in November 1995, borrowings under the Note and unsecured advances from Premier. These amounts were partially offset by net repayments of borrowings under the credit facility with the Bank. Principal repayments on notes payable was negligible in both 1999 and 1998.

In November 1997, the Company entered into an accounts receivable credit agreement (the "Agreement") with the Bank, and all amounts outstanding under a matured revolving line of credit agreement with the Bank were considered to be the initial advance under the Agreement. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances, and the maximum borrowing base under the Agreement is $1.2 million. The Bank has full recourse against the Company and the Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Agreement bear interest at the Bank's prime lending rate plus 4%. In addition, the Bank will charge monthly an administrative fee equal to the greater of 1/2% of the average daily balance for the month or $1,200. Under the terms of the Agreement, borrowings are secured by substantially all of the Company's assets. At May 31, 1999, approximately $219,000 in principal was outstanding under the Agreement.

Additionally, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). The Company has borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings under the Agreement with the Bank as described in the immediately preceding paragraph. Premier also has made certain unsecured advances to the Company which are not specifically covered by the Premier Note. At May 31, 1999, the Company had recorded approximately $1,591,000 in principal and interest outstanding under the Note and unsecured advances, which amount was reduced to approximately $1,408,000 by an offset in the amount of approximately $183,000 pursuant to the terms of the Manufacturing Agreement (see Note 5 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB). While amounts under the Premier Note are due and have not yet been paid by the Company, Premier has not yet made demand for payment. The Company is hopeful that it will be able to negotiate a repayment plan with Premier to avoid any default, but there can be no assurance that a final agreement between the parties can be reached. In the event that an agreement cannot be reached and demand for payment is made by Premier, then the Company's ability to continue as a going concern could be seriously jeopardized, and would depend upon its ability to obtain new financing to repay the debt to Premier.

At May 31, 1999, the Company's cash and cash equivalents were $147,226. Assuming that no demand is made for payment of amounts owing under the Premier Note, the Company believes that its existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Agreement will be adequate to meet its liquidity and capital requirements in the near term. However, such amounts may not be sufficient if there is a substantial delay in the mass introduction of the DFI and DSLI products, which delay would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a credit arrangement between the Bank and the Company also could result in the need for additional cash. At May 31, 1999, the Company had accrued approximately $287,000 in liability under the stock appreciation right. If there is a substantial delay in the introduction of the Company's new products or the Company is required to make payment of the stock appreciation right in full, then the Company would have to seek financing.

Further, although the Company may have the ability to manufacture and market its DFI and DSLI products, without an infusion of capital or other improvements in its liquidity position, the Company may have difficulty in meeting any significant demand for these products.

The Company, however, is continuing to seek sources of additional capital to meet its current and potential cash requirements, including debt and other
financing   arrangements.   There  can  be  no  assurance   that  any  financing
arrangements will be available and, if available, can be obtained on terms favorable to the Company.

                            PART II OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    As indicated in Note 4 of the Notes to Condensed Financial Statements, and addressed further in the Liquidity and Capital Resources discussion of Item 2 of Part I of this report, the Company is in default of its principal and interest payment obligations under the Note with Premier.

                    In addition, the Company also has recorded liability to Premier for unsecured advances made to the Company by Premier.

                    The aggregate amount recorded as liability at May 31, 1999 under the Note and unsecured advances, including principal and interest, was approximately $1,591,000, which amount was reduced to approximately $1,408,000 by an offset in the amount of approximately $183,000 pursuant to the terms of the Manufacturing Agreement described in Note 5 of the Notes to Condensed Financial Statements.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                    None.

ITEM 5.             OTHER INFORMATION
                    In May 1999, the Company granted to each of its non-employee directors options to purchase up to 50,000 shares (or 200,000 shares in the aggregate of all directors) of the Company's common stock at an exercise price of $0.375 per share. In that connection, the options granted in January 1999 in similar amounts were cancelled. The options granted in May 1999 were granted pursuant the Company's 1997 Nonstatutory Stock Option Plan and are subject to certain vesting requirements. None of these options have been exercised as of the date hereof.

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

                                OPHTHALMIC IMAGING SYSTEMS
                                    (Registrant)


                                    By: /s/ STEVEN R. VERDOONER
                                            -----------------------------------
                                            Steven R. Verdooner,
                                            Chief Executive Officer


                                     By: /s/ STEVEN C. LAGORIO
                                             ----------------------------------
                                             Steven C. Lagorio,
                                             Chief Financial Officer (principal
                                             accounting officer)



Dated:  July 14, 1999

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

       10.10         Original Equipment  Manufacturer/Value  Added Reseller  Agreement,  dated May 7, 1991,         *
                     between the Registrant and Eastman Kodak Company.

       10.11         The Registrant's 1992  Nonstatutory  Stock Option Plan and sample form of Nonstatutory         *
                     Stock Option Agreement.

       10.12         Cross-Indemnification  Agreement, dated February 14,  1991, among Dennis Makes, Steven         *
                     Verdooner, and Richard Wullaert.

       10.13         Key Man Life Insurance Policies in the amount of $1,000,000 for each of Dennis J. Makes        *
                     and Steven R. Verdooner, with  the Registrant as the named beneficiary.

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

       10.23         Manufacturing  Agreement  dated March 7, 1999 between the Registrant and Premier Laser       (17)
                     Systems, Inc.

       27            Financial Data Schedule (for SEC use only).                                                  (18)



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

(13) Incorporated by reference to Exhibit 2.1 of the Registrant's Form 8-K filed on March 9, 1998.

(14) Incorporated by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on March 9, 1998.

(15) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1998 filed on July 15, 1998.

(16) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998 filed on December 15, 1998.

(17) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended February 28, 1999 filed on April 14, 1999.

(18) Exhibit filed herewith.