Form 10KSB
period 1999-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1999-11-29
CIK 885317

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended August 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission File Number 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 California                                   94-3035367
-------------------------------------------------         -------------------
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer
                 Organization)                            Identification No.)

                 221 Lathrop Way, Suite I
                Sacramento, California                          95815
         ----------------------------------------            ------------
         (Address of Principal Executive Offices)              (Zip Code)


                                 (916) 646-2020
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes XX     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year was $6,243,305.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 29, 1999, was approximately $2,722,000 by reference to the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of October 29, 1999, there were 4,305,428 issued and outstanding shares of issuer's common stock.

Traditional Small Business Disclosure Format (check one):  Yes      No XX

                                            PART I

Item 1.    Description of Business.

    (a)  Business Development

    Ophthalmic Imaging Systems (the "Company," "Issuer" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company, headquartered in Sacramento, California, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and image enhancement and analysis software for use by practitioners in the ocular health field. Its products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

    Since its inception, the Company has developed products that have addressed primarily the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in the Company's angiography line are its digital imaging systems, the WinStation 1024(TM) and WinStation 640(TM). These WinStation products are targeted primarily at retinal specialists and general ophthalmologists in the diagnosis and treatment of retinal diseases and other ocular pathologies.

    The Company believes, however, that as the U.S. healthcare system moves toward managed care, the needs of managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine (i.e., the electronic delivery and provision of health care and consultative services to patients through integrated health information systems and telecommunications technologies), combined with lower cost imaging devices and systems, are emerging to allow physicians and managed care organizations to deliver a high quality of patient care while reducing costs. OIS is applying its technology in the ophthalmic imaging field to the development of new ocular imaging devices and exploring telemedicine/managed care applications targeted at the mass markets of general ophthalmology and optometry.

    The Company's objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular health care industry. In this regard, the Company refocused its business strategy during 1998 to the marketing and sales of its angiography products as well as the allocation of significant resources to the development of two ocular imaging devices, the Digital Fundus Imager ("DFI") and the Digital Slit Lamp Imager ("DSLI"). These two new products, which were introduced during the first quarter of fiscal 1999, represent a paradigm shift in imaging for ocular health professionals by providing diagnostic imaging devices and digital imaging systems that are affordable to the general ophthalmology and optometry markets. The Company made the initial commercial delivery of these products during the fourth quarter of fiscal 1999 and is currently focusing its development efforts on its DFI and DSLI products, as well as features and enhancements to its existing products.

    On February 25, 1998, the Company and Premier Laser Systems, Inc., a California corporation ("Premier"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby Premier would offer to buy those shares of the Company's common stock not already owned by it. As a condition to the Stock Purchase Agreement, the Company agreed to amend its Rights Agreement to permit Premier to acquire up to 51.3% of the Company's outstanding common stock in private purchase agreements made simultaneously with the execution of the Stock Purchase Agreement.

    In August 1998, Premier notified that Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement. As a result, the Stock Purchase Agreement was terminated. As a result of such termination, the Company made demand to Premier for payment of a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Termination Fee, however, among other things, was the subject of subsequent negotiations between the companies. For additional information regarding the terms and conditions of the Stock Purchase Agreement, see the Company's Form 8-K filed on March 9, 1998, and as referenced in Note 9 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB.

    On October 21, 1999, the Company and Premier entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), whereby, upon requisite shareholder approval, OIS will become a wholly-owned subsidiary of Premier and each share of the Company's common stock, other than any dissenting shares and any stock then owned by Premier, will convert into 0.80 shares of Premier common stock. A copy of the Agreement and Plan of Reorganization by and Among Premier Laser Systems, Inc., Ophthalmic Acquisition Corporation and Ophthalmic Imaging Systems was filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 1999.

    To permit the acquisition by Premier and all other actions contemplated by the Merger Agreement, the Company's Board of Directors (the "Board"), after considering the terms of the Merger Agreement and an opinion rendered by the Company's independent financial advisors as to the fairness of Premier's offer to the shareholders of the Company, amended the Company's Rights Agreement, effective October 20, 1999. These amendments are discussed more fully in the Company's Form 8-K filed on November 24, 1999.

    Also, on October 21, 1999, the Company, Premier and certain others entered into two additional stock purchase agreements whereby, among other things, Premier purchased 150 shares of the Company's Series B Preferred Stock at a price of $25.00 per share with each share carrying the voting power of 1,000 shares of the Company's common stock. Previously, on October 18, 1999, the Company filed a Certificate of Determination which designated the rights, preferences, privileges and restrictions of the Company's Series B Preferred Stock. Copies of these stock purchase agreements were filed on November 24, 1999 as Exhibits 4.2 and 4.3 to the Company's 8-K. See also "Sale of Unregistered Securities" in Item 5 of this Form 10-KSB.

    As  a  result  of  the  foregoing   transactions,   Premier  currently  owns
approximately 49.5% of the Company's outstanding common stock and all outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

    The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At August 31, 1999, the Company had an accumulated deficit in excess of $13 million and its current liabilities exceeded its current assets by more than $3 million. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

    Pending   shareholder   approval  and   consummation  of  the   contemplated
transactions under the Merger Agreement, the Company is continuing to seek sources of additional capital to meet its current and potential cash requirements, including debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any financing arrangements contemplated herein will be available and, if available, can be obtained on terms favorable to the Company. Certain holders of options to purchase shares of the Company's common stock may exercise those options. The Company could receive substantial proceeds from the exercise of these stock options; however, there can be no assurance that any stock options will be exercised in the near term, if at all.

    In the event that the transactions contemplated under the Merger Agreement are not consummated, the Company's ability to continue as a going concern would be seriously jeopardized, and would depend upon its ability to restructure payment terms and/or obtain new financing to repay its debts. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" in Item 6 of this Form 10-KSB.

    (b)  Business of Issuer

    Products

    WinStation Systems (640 & 1024)

    The Company's WinStation systems and products (640 and 1024 resolution) are primarily used by retina specialists and general ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system connected to a fundus camera, a medical camera designed to photograph the inner surface of the eye called the fundus, takes detailed images of the patient's retina. These digital images can provide a "road map" for laser treatment.

    Over the past 35 years, fluorescein angiography has been performed using photographic film which requires special processing and printing. The Company's WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a data base and permanently stored on optical laser disk or CD-ROM. The Company offers a variety of networking and printer options.

    The Company's WinStation systems also are used by ophthalmologists to perform indocyanine green ("ICG") angiography. ICG angiography is a diagnostic test procedure used in the treatment of patients with macular degeneration (a leading cause of blindness afflicting over 5 million people in the United States). ICG angiography, used for approximately 5% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

    Digital Fundus Imager

    The DFI is intended for use by a majority of eye care practitioners, including most ophthalmologists and optometrists. The DFI is a significantly lower cost alternative to currently available fundus cameras for use in color fundus imaging and fluorescein angiography, with the emphasis on imaging the back of the eye. The system is unique in that it is the first "digital only" fundus camera which utilizes a proprietary optical design allowing patients to be imaged through a small pupil. The DFI is also capable of real-time video capture, database management and archiving. These features can benefit practitioners, particularly in the areas of patient screening, tracking and monitoring relative to certain ocular pathologies, primarily retina, as well as patient record retention. The Company is hopeful that there will be favorable market acceptance of the DFI and that the DFI and related products will become a significant product line for the Company. However, there can be no assurance that this product line will be accepted by the target market, and, if accepted, that it will be significant.

    Digital Slit Lamp Imager

    The DSLI is targeted at a market similar to that of the DFI with an emphasis on imaging the front of the eye. Slit lamps are imaging devices used in virtually all ophthalmic and optometric practices. The DSLI adapts to most slit lamp models and, similar to the DFI, is capable of real-time video capture, database management and archiving. Similar to the DFI, the DSLI is intended for use by a majority of eye care practitioners, including optometrists practicing in retail optometry chain outlets in the United States, teaching institutions and military hospitals.

    Other

    The Company also developed the Glaucoma-Scope(R), designed for use by ocular health providers that manage patients with glaucoma by providing a means for comparing optic nerve head topography over a number of patient visits. While the Company has sold Glaucoma-Scope(R) units in the past and continues to assess potential market opportunities for this product, it no longer actively markets this product for sale.

    Markets

    Having reviewed a broad selection of third party sources, including reports by American Medical Information, the Company believes there are approximately 16,000 ophthalmologists in the United States and 28,000 ophthalmologists practicing medicine in countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neuro, plastics, pediatric, cataract, cornea and refractive surgery. There are approximately 29,000 practicing optometrists in the United States, with the preponderance of practicing optometrists worldwide located in the United States.

    The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the Company's digital imaging system products. The Company believes there are now over 8,500 fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,000 units per year. It is estimated that annually about 1,500 fundus cameras, including new and previously-owned, are sold worldwide at an average selling price of approximately $20,000. The fundus camera market is estimated to be approximately 65% penetrated in ophthalmology, with a significant number of fundus cameras currently in use estimated to be more than 5 years old, and approximately 5% in optometry. Of the total number of fundus cameras worldwide, approximately 12,000 are suitable to be interfaced with OIS digital imaging systems.

    Currently the Company knows of six manufacturers of fundus cameras. These manufacturers produce a total of 13 models, and OIS has designed optical and electronic interfaces for each of them.

    The primary target market for digital angiography systems is retinal specialists who number approximately 2,000 in the United States. The Company's digital imaging system sales have been driven in this segment by both fluorescein and ICG angiography. The Company expects the demand for digital angiography to continue as it is becoming a standard of care.

    The primary target markets for the DFI and DSLI products are optometrists, the majority of whom are among the approximately 29,000 practicing in the United States, which number includes those employed by or affiliated with retail optometry organizations; retinal specialists and general ophthalmologists who, combined, number approximately 16,000 in the United States; 5,000 retail optometry chain outlets in the United States; and teaching institutions and military hospitals. As noted above, it is estimated that annually approximately 1,500 fundus cameras are sold worldwide at an average selling price of approximately $20,000. The DFI is a significantly lower cost alternative to currently available fundus cameras for use in posterior segment color fundus imaging and fluorescein angiography. In addition, both the DFI and DSLI provide the features, capabilities and benefits of digital imaging.

    Although  the  Company  no  longer  actively  manufactures  or  markets  the
Glaucoma-Scope(R)   for  sale,   it   continues  to  assess   potential   market
opportunities for this product.

    Sales, Marketing and Distribution

    The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At August 31, 1999, the direct sales force consisted of a marketing manager located at the Company's headquarters as well as seven territory representatives and product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contract employees to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

    Internationally, the Company utilizes ophthalmic distributors which sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories.

    To promote sales, the Company prepares brochures, data sheets and application notes on its products, participates in industry trade shows and workshops, and advertises in trade journals, press releases, direct mail solicitations, journal articles, and scientific papers and presentations.

    The Company recently agreed with Premier on co-marketing and selling arrangements whereby, among other things, Premier will distribute the Company's products in certain international markets and the Company will distribute certain of Premier's EyeSys products in the United States and Canada. In anticipation of these arrangements, the Company and Premier have been selling their optical products through a jointly managed EyeSys Vision Group, which made its debut at the American Society of Cataract and Refractive Surgery meeting in April 1999. It is unclear at this time whether this joint marketing and distribution effort will result in any benefit to OIS.

    Manufacturing and Production

    The Company is primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The Company also manufacturers its DFI optical head and, in prior years, manufactured the optical head for its Glaucoma-Scope(R) product. During the third quarter of 1999, the Company entered into a manufacturing agreement with Premier (the "Manufacturing Agreement"), whereby Premier began assembling and manufacturing the Company's products. The Company continues to procure components and certain subassemblies from vendors for delivery directly to Premier. Premier manufactures and assembles the Company's products at its facilities in Irvine, California, from which it delivers the products directly to the Company's customers.

    Although to a far lesser extent than in previous years, the Company does continue to carry inventories and assemble certain components principally for supply to Premier in support of Premier's efforts under the Manufacturing Agreement.

    The Company has expended considerable resources in connection with the outsourcing arrangement under the Manufacturing Agreement and has experienced delays in the timely delivery of certain of its products during the transition period. While both companies are collaborating to maximize efficiencies with respect to the production of the Company's products under the Manufacturing Agreement, continued delays in delivering products, if significant, could adversely impact the Company.

    The Company has been audited by the Food and Drug Administration ( the "FDA") and was deemed to conform to Good Manufacturing Practices ("GMP"). The Company has 510(k)'s on file for both the Glaucoma-Scope(R) and its digital angiography products, including its DFI and DSLI.

    Components, Raw Materials and Suppliers

    As a systems integrator, a significant number of the major hardware components in the Company's products are procured from sole source vendors. Whenever possible, however, the Company seeks multiple vendor sources from which to procure its components. Moreover, the Company works closely with its principal component suppliers and the rest of its vendors to maintain dependable working relationships and to continually integrate into the manufacturing of its products, whenever possible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect the Company.

    Warranties

    The Company generally provides a 12-month limited warranty for parts, labor and shipping charges in connection with the initial sale of its products. The Company also extends its standard limited warranty beyond the 12-month period in consideration for increased deposits from customers. Peripheral products such as monitors, printers and optical laser disk drives also carry the original manufacturer's warranty.

    To insure quality control and the proper functioning of OIS products on-site at a doctor's office, the Company installs the system and trains the doctor and the doctor's staff.

    The Company also offers service plans for sale to its customers as a supplement to the original manufacturer's warranties carried on certain of the Company's component parts used in its products.

    Competition

    The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. With respect to its WinStation products, the Company is aware of two primary competitors in the United States which produce and are delivering digital fundus imaging systems in volume, Topcon and Zeiss. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, the Company's products interface with different models of fundus cameras from a wide variety of manufacturers. Four other companies are known to have systems in primarily the international market, and the U.S. market to a limited extent, each with small market penetration.

    The primary competition for the DFI comes from traditional fundus cameras manufactured by Topcon, Kowa, Zeiss, Canon, Nidek and Nikon. None of the current digital fundus cameras include a digital imaging system or certain other DFI features, including live motion imaging. These fundus cameras, when combined with an imaging system comparable to the DFI, are significantly more expensive than the DFI. The Company is aware of two companies that currently have prototype units that could be similar in function to the DFI, but such units have not yet been introduced.

    The Company is aware of five primary competitors for the DSLI, namely Veatch, MVC, Kowa, Helioasis and Lombard. Additionally, there are approximately four other companies which manufacture similar systems, but these systems currently have little market presence. To the Company's knowledge, the DSLI is the only product offering live motion imaging, database management, archiving and voice annotation.

    Although the Company will continue to work to develop new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Introduction of such devices and alternative methods could hinder the Company's ability to compete effectively and could have a material adverse effect on its business, financial condition and results of operations. Many of the Company's competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than does the Company.

    Research and Development

    The Company's research and development expenditures in the periods ended August 31, 1999 and 1998, were approximately $896,000 and $866,000, respectively. The Company is currently focusing its development efforts on its DFI and DSLI products, as well as features and enhancements to its existing products. The direction and extent of future research and development efforts, however, will depend, in large measure, on whether Premier and OIS consummate the transactions contemplated under the Merger Agreement.

    Patents, Trademarks and Other Intellectual Property

    On June 15, 1993, the Company was issued United States Letters Patent 5,220,360 for "Apparatus and Method for Topographical Analysis of the Retina." This patent relates to the Glaucoma-Scope(R) apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings. The Company anticipates aggressively defending this and future patents, if any, although there can be no assurance that any patent will not be circumvented or invalidated.

    The Company has also developed a digital fundus imaging system incorporating its Digital Fundus Imager, and has filed U.S. Utility and foreign PCT Patent Applications directed to the system. While the Company believes that this digital fundus imaging system is innovative and intends to continue to aggressively pursue patent protection, there can be no assurance that a patent will ultimately be obtained, that such a patent will provide commercially valuable protection or that any patent, if obtained, will not be circumvented or invalidated.

    Further, although the Company believes that its products do not and will not infringe on patents or violate proprietary rights of others, it is possible that its existing rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur or be claimed to occur by third parties.

    In that regard, in September 1998, the Company received from Winstation Systems Corporation ("WSC") a notice of an alleged trademark infringement, because WSC is the owner of a federal trademark registration for WINSTATION personal computers, while the Company has used the "OIS WinStation" trademark for its ocular digital imaging systems. The WSC claim has been resolved with no material adverse effect on the Company.

    In the event that any of the Company's products, including the Glaucoma-Scope(R), infringe patents, trademarks or proprietary rights of others, the Company may be required to modify the design of such products, change the names under which the products or services are provided or obtain licenses. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. There can be no assurance that the Company's patents or trademarks, if granted, would be upheld if challenged or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

    The Company also relies on trade secrets, know-how, continuing technological innovation and other unpatented proprietary technology to maintain its competitive position. Certain of the image processing and optical interfaces of the Company's digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware, software and video components are purchased from third parties. No patent applications have been filed with respect thereto. The Company anticipates aggressively defending its unpatented proprietary technology, although there is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets and other proprietary technology.

    The Company seeks to protect its unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company's confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to OIS without additional consideration any inventions conceived or reduced to practice by them while employed or retained by OIS, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

    Government Regulation

    The marketing and sale of the Company's products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDCA"), the Company is required to file, and has submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning the Company's diagnostic imaging systems, including its recently developed DFI and DSLI and the Glaucoma-Scope(R). The FDA has approved the Company's pre-marketing notification submittals, thereby granting the Company permission to market its products, subject to the general controls and provisions of the FDCA. The Company's products are classified as Class II devices (special controls) which require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because the Company is engaged in international sales, the Company's products must satisfy certain manufacturing requirements and may subject the Company to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

    The Company has registered its manufacturing facility with both the FDA and certain California authorities as a medical device manufacturer and operates such facility under FDA and California requirements concerning Quality System Requirements ("QSR"). As a medical device manufacturer, the Company is required to continuously maintain its QSR compliance status and to demonstrate such compliance during periodic FDA and California inspections. If the facilities do not meet applicable QSR regulatory requirements, the Company may be required to implement changes necessary to comply with such regulations.

    This requirement, however, may be eliminated in the future. Under the Manufacturing Agreement with Premier, the Company has outsourced the preponderance of its assembly and manufacturing functions and it is the Company's intention to eliminate completely such activities at its facilities. Currently, however, the Company does continue to carry inventories and assemble certain components principally for supply to Premier in support of Premier's efforts under the Manufacturing Agreement. See "Manufacturing and Production."

    Although the FDA has made findings which permit the Company to sell its products in the marketplace, such findings do not constitute FDA approval of these devices. And the Company cannot predict the effect that future legislation or regulatory developments may have on its operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on the Company's business, financial condition and results of operations. Moreover, new products and services developed by the Company, if any, also may be subject to the same or other various federal and state regulations, in addition to those of the FDA.

    Insurance

    The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of August 31, 1999, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

    Employees

    As of August 31, 1999, the Company had 26 employees, of which 23 were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the area of research and development, software development, regulatory affairs and product services. These consultants periodically engage contract engineers as independent consultants for specific projects.

    The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

Item 2.    Description of Property.

    The Company leases, on a month-to-month basis under a triple net lease, approximately 9,675 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays monthly lease payments, with respect to these properties, in the aggregate of approximately $7,400. Management believes its existing leased facilities are adequately covered by insurance. Although the Company has no current plans to renovate, improve or develop any of its leased facilities, its future plans with respect to facilities will depend, in large measure, on whether Premier and OIS consummate the transactions contemplated under the Merger Agreement.

Item 3.    Legal Proceedings.

    In 1999, the Company received correspondence from two European distributors indicating that the termination of their services, as proposed, would be in violation of European law. The Company is not aware of any formal action being brought by either distributor, but it will respond and defend itself, if necessary, to minimize any adverse impact on operations.

    In addition, a former employee of OIS has brought an action against the Company under Section 132(a) of the California Workers' Compensation Act. The Company has retained legal counsel and believes this action is without merit. On August 19, 1999, the Company filed a petition for dismissal with the Workers' Compensation Appeals Board, and is still awaiting a determination on its petition. It will continue to defend itself vigorously.

    Except as indicated above, to management's knowledge, there are no material legal proceedings presently pending or threatened to which the Company (or any of its directors or officers in their capacity as such) is, or may be, a party or to which property of the Company is, or may be, subject.

Item 4.    Submission Of Matters To A Vote Of Security Holders.

    There were no matters submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended August 31, 1999 covered by this Annual Report on Form 10-KSB.

                                           PART II

Item 5.    Market For Common Equity And Related Stockholder Matters.

    The shares of common stock of the Company have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol "OISI" since May 28, 1998 and prior thereto on the Nasdaq Small-Cap Market. In May 1998, the NASD notified the Company that the Company no longer satisfied Nasdaq Small-Cap Market listing requirements and, in accordance with the terms of the Nasdaq Listing Qualifications Panel decision, the Company's common stock was delisted therefrom on May 27, 1998. Further, due to the Company's inability to comply with the Boston Stock Exchange listing requirements, the Company's common stock was delisted therefrom on March 3, 1998.

    The following table sets forth the high ask and low bid prices for the Company's common stock as reported on the Nasdaq Small-Cap Market through May 27, 1998, and thereafter on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.


                                               Fiscal Year 1998               Fiscal Year 1999
                                          ----------------------------   --------------------------
                                             High      Low                High      Low
                                             Ask       Bid   Dividend     Ask       Bid  Dividend
                                          --------  ------  -----------  -------  ----- -----------
First Quarter............................. 1-3/16     3/4      --         3/4      3/8       --
Second Quarter............................ 2          1/2      --        13/16     3/8       --
Third Quarter............................. 2         9/16      --         9/16     .33       --
Fourth Quarter............................ 1-5/16    7/16      --       1-7/16     .33       --



    On October 29, 1999, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $1.38 per share and there were approximately 139 shareholders of record.

    Dividend Policy

    The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company expects to retain its earnings, if any, to provide funds for the expansion of its business. Pursuant to a Credit Agreement with Imperial Bank, the Company is restricted from paying dividends prior to retirement of the debt thereunder. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including the Company's earnings and financial condition, capital requirements and other relevant factors.

    Sale of Unregistered Securities

    On October 21, 1999, the Company and Premier entered into two stock purchase agreements pursuant to which Premier purchased 150 shares of the Company's Series B Preferred Stock and shall automatically purchase an additional 50 shares of Series B Preferred Stock whenever one or more persons exercise any outstanding options issued by the Company to purchase 50,000 shares of the Company's common stock. The Series B Preferred Stock has 1,000 votes per share and is not transferable by Premier. For every share of Series B Preferred Stock purchased by Premier, Premier will cancel $25 worth of outstanding debt owed to Premier by the Company. The Company's Series B Preferred Stock is convertible at the holder's option into common stock, currently at a one-for-one ratio. The conversion ratio is protected against certain dilutive events such as stock splits. The terms and privileges of the Series B Preferred Stock and the material terms of the stock purchase agreements with Premier were disclosed in the Company's 8-K, filed on November 24, 1999, as well as Exhibits 3.1, 4.2 and
4.3 thereto.

Item 6.        Management's Discussion And Analysis Or Plan Of Operation.

    This report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on its operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes affecting OIS, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time to time in reports and documents filed by OIS with the SEC should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Indeed, it is likely that some of the Company's assumptions will prove to be incorrect. The Company's actual results and financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material.

    To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The Company has a reputation within the ophthalmic community for producing high quality, reliable, easy to use equipment and believes itself to be an acknowledged industry leader in the technology and sales of digital ophthalmic imaging systems. The primary target marked for the Company's digital angiography systems has been retinal specialists who number approximately 2,000 in the United States (approximately 12-13% of ophthalmologists in the United States).

    The Company is currently attempting to expand its role in the ophthalmic imaging field by developing new ocular imaging devices and applications targeted at the broader markets of general ophthalmology and optometry.

    In this regard, commencing in fiscal year 1998, OIS has applied significant resources to the development of two ocular imaging devices, the DFI and the DSLI. The Company is focusing the majority of its current development, manufacturing, marketing and sales efforts on its DFI and DSLI products, and commenced delivering these products during the fourth quarter of fiscal 1999 after experiencing certain delays.

    At the 1998 Annual Meeting of the American Academy of Ophthalmology (the "1998 AAO Meeting") held during the first quarter of fiscal 1999, the DFI received considerable interest and the Company has received significant purchase commitments for the product. However, the Company has limited financial and operational resources, including manufacturing, marketing and selling capacity to meet any significant demand resulting from the introduction of this product. To address this situation, during the third quarter of fiscal 1999, the Company entered into the Manufacturing Agreement with Premier whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI. Initial deliveries of revenue generating products manufactured by Premier under the Manufacturing Agreement were made during the third quarter of fiscal 1999. The Company entered into the Manufacturing Agreement to reduce the cost of manufacturing its products and to take advantage of Premier's manufacturing capabilities, but there can be no assurance that this arrangement will provide the Company the anticipated benefits.

    In addition, the Company recently agreed with Premier on co-marketing and selling arrangements whereby, among other things: (a) the Company will distribute in the United States and Canada certain of Premier's EyeSys products; and (b) Premier will distribute the Company's products in certain international markets. In anticipation of these arrangements, the Company and Premier have been selling their ophthalmic products through a jointly managed EyeSys Vision Group, which made its debut at the American Society of Cataract and Refractive Surgery meeting in April 1999. It is unclear at this time whether these arrangements will result in significant, if any, benefit to OIS.

    The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At August 31, 1999, the Company had an accumulated deficit in excess of $13 million and its current liabilities exceeded its current assets by more than $3 million. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

    On October 21, 1999, the Company and Premier entered into the Merger Agreement whereby, upon requisite shareholder approval, the Company will become a wholly-owned subsidiary of Premier. The Company's Board has approved the Merger Agreement and the transactions contemplated thereby, including the acquisition of the Company, and has agreed to submit the Merger Agreement to the Company's shareholder for their approval.

    To permit the acquisition by Premier and all other actions contemplated by the Merger Agreement, the Board, after considering various factors, amended the Company's Rights Agreement effective October 20, 1999.

    In addition, the Company and Premier entered into two stock purchase agreements on October 21, 1999 with respect to the Company's Series B Preferred Stock whereby, among other things, Premier purchased 150 shares of the Company's Series B Preferred Stock.

    As a result of the foregoing transactions, Premier currently owns 49.5% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control

Results of Operations

    The Company incurred a net loss of $1,242,840, or $.30 per share, during fiscal 1999 compared to a net loss of $2,735,019, or $.68 per share, during fiscal 1998. The 1999 figures include an extraordinary gain of $350,000, or $.08 per share, resulting from the negotiated reduction of certain professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with Premier (see Note 13 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

    The 1998 figures reflect the adverse impact on revenues and corporate operations resulting from efforts associated with the terminated 1998 stock purchase agreement with Premier, including significant costs and professional fees and expenses in connection therewith. The principal contributing factor to the significantly reduced loss in 1999 was a substantial reduction in those acquisition expenses, including the positive impact of the extraordinary item. Nevertheless, some negative impact on earnings was attributable to continuing diversion of the Company's resources and management's attention to acquisition matters in 1999.

    The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1.3 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period. (See Note 12 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

    The Company's fiscal 1999 revenues of $6,243,305 were essentially flat with revenues of $6,277,370 in fiscal 1998, and reflect, to some extent, the adverse impact of management's efforts continuing to be directed to acquisition and related matters during the year and less time devoted to the generation of sales. The 1999 revenue levels were also negatively affected by the allocation of the Company's selling resources away from its core WinStation products to its low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. These products were introduced at the 1998 AAO Meeting and the Company made its initial commercial deliveries of these products during the fourth quarter. While the Company has received significant purchase commitments for these products, revenues from sales of the DFI and DSLI units accounted for only approximately 3% of the Company's 1999 revenues. Deliveries of these products have been slower than anticipated for a variety of reasons, including delays associated with the outsourcing of the manufacture and assembly of the Company's products during the year under the Manufacturing Agreement with Premier, as well as certain delays inherent in the launch of new technology-based products.

    Contribution to revenues from sales of Glaucoma-Scope(R) units have been negligible and management does not anticipate near-term sales improvement from the Glaucoma-Scope(R).

    Gross margins were approximately 38% in fiscal 1999 as compared to approximately 34% in fiscal 1998. The lower gross margins for 1998 reflect the adverse impact of increased reserves for potential field upgrades recognized for certain systems delivered during 1998. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions. The Company hopes its current manufacturing relationship with Premier will provide certain efficiencies and improve gross margins. While initial deliveries of revenue generating products manufactured by Premier under the Manufacturing Agreement were made during the third quarter of 1999, this is a new arrangement and its impact is not clearly ascertainable at this time. The Company has expended considerable resources in connection with the outsourcing arrangements under the Manufacturing Agreement and has experienced delays in the timely delivery of certain of its products during the transition period. While both companies are collaborating to maximize efficiencies with respect to the production of the Company's products under the Manufacturing Agreement, continued delays in delivering products, if significant, could adversely impact the Company.

    Sales and marketing and general and administrative expenses accounted for approximately 46% of revenues for the fiscal year ended August 31, 1999 as compared to approximately 63% for the previous fiscal year. Expenses were $2,868,089 in fiscal 1999 as compared to $3,957,205 in fiscal 1998, representing an decrease of approximately 27%. The 1998 sales and marketing and general and administrative expenses were abnormally high in relation to revenues because of significant investment banking, legal and other professional costs recognized during the second and third quarters of 1998 associated with the negotiation of the Stock Purchase Agreement. In 1999, such expenses returned to more normal levels due to the termination of the Stock Purchase Agreement. In addition, the 1999 amounts reflect the termination of certain management personnel during the latter half of 1998. The Company is currently implementing marketing and selling alternatives in an effort to reduce costs and/or improve efficiencies in this area, including consolidating its current product offerings and entering into co-marketing and selling arrangements with Premier.

    Research and development expenses increased by approximately 3% to $895,605, or approximately 14% of revenues in fiscal 1999 from $866,745, or approximately 14% of revenues in fiscal 1998. The Company intends to continue to focus its research and development efforts on its new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on whether Premier and OIS consummate the transactions contemplated under the Merger Agreement.

    Interest income was $1,659 during fiscal 1999 versus $1,381 during fiscal 1998. Interest expense accounted for $181,867 and $65,187 in 1999 and 1998, respectively. The primary contributing factor to the increased interest expense during 1999 versus 1998 is associated with increased average daily borrowings and unsecured advances from Premier during 1999, which borrowings and unsecured advances were made after the first quarter of 1998.

    Export Sales

    Revenues from sales to customers located outside of the United States accounted for approximately 14% and 17% of the Company's net sales for the years ended August 31, 1999 and 1998, respectively.

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

    Liquidity and Capital Resources

    The Company's operating activities used cash of $215,532 in fiscal 1999 as compared to $956,258 in fiscal 1998. The cash used in operations during 1999 was expended principally to fund the net loss during the year, but was substantially offset by the reduction in inventory levels resulting as a consequence of the Manufacturing Agreement with Premier as well as a significant increase in customer deposits. The cash used in operations during 1998 was expended principally to fund the net loss during the year. This amount was offset in large measure by collections of accounts receivable and, to a lesser extent, increases in accrued liabilities, particularly those liabilities accrued in connection with significant investment banking, legal and other professional costs recognized during the second, third and fourth quarters of 1998 associated with the negotiation and termination of the Stock Purchase Agreement as well as on-going negotiations with Premier.

    Net cash used in investing activities was $27,974 during fiscal 1999 as compared to $163,460 during fiscal 1998. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending improved cash flow.

    The Company used cash of $92,673 in financing activities during fiscal 1999 as compared to generating cash of $1,491,604 during 1998. The principal use of cash in financing activities during 1999 was the net repayment of borrowings under the Credit Agreement which is more fully described immediately below. The principal sources of cash from financing activities in 1998 were the net proceeds from the exercise of certain warrants issued pursuant to a private placement of the Company's common stock in November 1995 and borrowings under the Note to Premier (as defined below), which amounts were partially offset by net repayments of borrowings under the Credit Agreement. Principal repayments on notes payable to parties other than Premier were negligible in 1998.

    As discussed in further detail in Note 4 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, on July 13, 1999, the Company entered into an accounts receivable credit agreement (the "Credit Agreement") with Imperial Bank (the "Bank"). The Credit Agreement allows for up to an 80% advance rate on eligible accounts receivable balances. The Bank has full recourse against the Company under the Credit Agreement and the Credit Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank is the greater of interest calculated in the manner described above or $1,200. Under the terms of the Credit Agreement, borrowings are secured by substantially all of the Company's assets. There were no amounts outstanding under the Credit Agreement at August 31, 1999.

    Additionally, as discussed further in Note 7 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). The Company has borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by Premier or April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings under the Credit Agreement with the Bank. Premier also has made certain unsecured advances to the Company which are not specifically covered by the Premier Note. At August 31, 1999, the Company had recorded approximately $1.6 million of indebtedness to Premier, including principal and interest outstanding under the Note and unsecured advances, as well as charges and credits pursuant to the terms of the Manufacturing Agreement, and excluding a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 over which there is disagreement between Premier and the Company as to whether the Company is entitled to said termination fee and whether such termination fee can be used as an offset to the Company's debt to Premier. Pursuant to terms of the Merger Agreement, the parties have agreed that no payments will be required with respect to amounts owing as of August 31, 1999 during the term of the Merger Agreement. If the transactions contemplated under the Merger Agreement are not consummated and demand for payment is made by Premier, the Company's ability to continue as a going concern could be seriously jeopardized, and would depend upon its ability to obtain new financing to repay the debt to Premier.

    At August 31, 1999, the Company's cash and cash equivalents were $178,007. Even if no demand is made for payment of amounts owing under the Premier Note and the transactions contemplated under the Merger Agreement are consummated, the Company's existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Credit Agreement may not be adequate to meet its liquidity and capital requirements in the immediate term. Substantial delays in the delivery of the Company's products, including the mass introduction of its DFI and DSLI products, would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. At August 31, 1999, the Company had accrued approximately $294,000 in liability under the stock appreciation right.

    Pending   shareholder   approval  and   consummation  of  the   contemplated
transactions under the Merger Agreement, the Company is continuing to seek sources of additional capital to meet its current and potential cash requirements, including debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any financing arrangements contemplated herein will be available and, if available, can be obtained on terms favorable to the Company. Certain holders of options to purchase shares of the Company's common stock may exercise those options. The Company could receive substantial proceeds from the exercise of these stock options; however, there can be no assurance that any stock options will be exercised in the near term, if at all.

    In the event that the transactions contemplated under the Merger Agreement are not consummated, the Company may have difficulty in meeting any significant demand for its products without an infusion of capital or other improvements in its liquidity position. Its ability to continue as a going concern would be seriously jeopardized, and would depend upon its ability to restructure payment terms and/or obtain new financing to repay its debts.

    Inflation

    The Company believes that inflation has not had a material or significant impact on the Company's revenue or on its results from operations.

Item 7.    Financial Statements.

    The Company's financial statements for fiscal year 1999 are attached hereto.

Item 8.    Changes In And Disagreements With Accountants
           On Accounting And Financial Disclosure.

    The Company filed a Current Report on Form 8-K and an Amendment No. 1 to that Current Report on Form 8-K on August 27, 1998 and September 8, 1998, respectively, to report the resignation of Ernst & Young LLP as the Company's auditors. Ernst & Young terminated its relationship with the Company because of certain conflicts of interest it had with Premier, Company's majority shareholder. The decision to change accountants was approved by the Board of Directors of OIS.

    On October 23, 1998, the Company retained the accounting firm of Perry-Smith & Co. to serve as the Company's independent auditors.

    Neither of the principal accountant's reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, and neither was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                           PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

    Information required by Item 9 of Form 10-KSB is incorporated herein by reference to the Issuer's definitive Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Issuer's fiscal year, for the Special Meeting of Shareholders to vote on the merger with Premier.

Item 10.   Executive Compensation.

    Information required by Item 10 of Form 10-KSB is incorporated herein by reference to the Issuer's definitive Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Issuer's fiscal year, for the Special Meeting of Shareholders to vote on the merger with Premier.

Item 11.   Security Ownership Of Certain Beneficial Owners And Management.

    Information required by Item 11 of Form 10-KSB is incorporated herein by reference to the Issuer's definitive Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Issuer's fiscal year, for the Special Meeting of Shareholders to vote on the merger with Premier.

Item 12.   Certain Relationships And Related Transactions.

    Information required by Item 12 of Form 10-KSB is incorporated herein by reference to the Issuer's definitive Proxy Statement, which will be filed with the SEC no later than 120 days after the close of Issuer's fiscal year, for the Special Meeting of Shareholders to vote on the merger with Premier.

Item 13.   Exhibits And Reports On Form 8-K.

    A.     Exhibits


 Exhibit Number                                                                       Footnote Reference
                                          Description of Exhibit

      2.1         Stock  Purchase  Agreement,  dated as of  February  25,  1998,  by and     (13)
                  between OIS and Premier.

      2.2         Agreement  and Plan of  Reorganization  By and Among  Premier,             (18)
                  Ophthalmic   Acquisition  Corporation and OIS, dated as of
                  October 21, 1999.



      2.3         Series B Preferred  Stock Purchase  Agreement  dated as of October 21,     (19)
                  1999 by and among OIS and Premier.

      2.4         Agreement  dated as of October  21,  1999 by and among  OIS,  Premier,     (20)
                  Walt Williams, Daniel S. Durrie and Randall C. Fowler.

      3.1         Articles of Incorporation of OIS, as amended.                                *

      3.2         Amendment to Articles of  Incorporation  (Certificate of Determination     (11)
                  of Preferences  of Series A Junior  Participating  Preferred  Stock of
                  OIS).

      3.3         Amendment  to  Articles  of   Incorporation   (Certificate  of             (21)
                  Determination  of Preferences of Series B Preferred Stock
                  of OIS).

      3.4         Amended Bylaws of OIS.                                                       *

      3.5         Amendment to Amended Bylaws of OIS dated January 28, 1998.                 (16)

      4.1         Specimen of Stock Certificate.                                               *

      4.2         Rights Agreement,  dated as of December 31, 1997,  between OIS             (10)
                  and  American Securities Transfer, Inc., including form of
                  Rights
                  Certificate attached thereto.

      4.3         Amendment to Rights Agreement,  dated as of February 25, 1998, between     (14)
                  OIS and American Securities Transfer, Inc.

      4.4         Second  Amendment  to Rights  Agreement,  effective  as of October 20,     (22)
                  1999, between OIS and American Securities Transfer, Inc.

      10.1        Lease  Agreement,  dated as of July 10, 1987,  between OIS (as               *
                  tenant)   and  Transamerica/Emkay  Income  Properties  I,  as
                  amended on July 23, 1990 and June 11, 1991.

      10.2        Seventh Amendment to Lease Agreement, effective as of July 18, 1996.        (7)

      10.3        Confidentiality  Agreement,  dated  March  27,  1992  between  OIS and       *
                  Steven R. Verdooner.



      10.4        Assignment  dated October 23, 1990 of U.S. Patent  Application               *
                  for  Apparatus and Method for  Topographical  Analysis of the
                  Retina to the Issuer by Steven R. Verdooner, Patricia C. Meade
                  and Dennis J. Makes (as  recorded  on Reel 5490,  Frame 423 in the  Assignment  Branch  of  the  U.S.  Patent  and  Trademark
                  Office).

      10.5        Form of International  Distribution  Agreement used by OIS and               *
                  sample  form of End User Software License Agreement.

      10.6        Original  Equipment  Manufacturer  Agreement,  dated  April 1,               *
                  1991,   between the Issuer and SONY  Medical  Electronics,  a
                  division of SONY Corporation of America.

      10.7        Original Equipment  Manufacturer/Value Added Reseller Agreement, dated       *
                  May 7, 1991, between the Issuer and Eastman Kodak Company.

      10.8        The Company's 1992  Nonstatutory  Stock Option Plan and sample form of       *
                  Nonstatutory Stock Option Agreement.

      10.9        Cross-Indemnification   Agreement,  dated  February 14,   1991,  among       *
                  Dennis Makes, Steven Verdooner and Richard Wullaert.

      10.10       Key Man Life  Insurance  Policies in the amount of  $1,000,000               *
                  for each  of Dennis J.  Makes and Steven R.  Verdooner,  with the Issuer as the named beneficiary.

      10.11       Stock Option Plan.                                                          (1)

      10.12       Rental  Agreement  dated May 1, 1994 by and  between  the  Issuer  and      (2)
                  Robert J. Rossetti.

      10.13       Security and Loan Agreement (with Credit Terms and Conditions)              (3)
                  dated  April  12,  1995 by and  between  the  Issuer  and
                  Imperial Bank.

      10.14       General  Security  Agreement dated  April 12,  1995 by and between the      (3)
                  Issuer and Imperial Bank.

      10.15       Warrant  dated  November 1, 1995 issued by the Issuer to Imperial Bank      (4)
                  to purchase 67,500 shares of common stock.

      10.16       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (4)
                  Conditions) dated November 1, 1995.




      10.17       Registration  Rights  Agreement  dated  November  1, 1995  between the      (4)
                  Issuer and Imperial Bank.

      10.18       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (6)
                  Conditions) dated April 4, 1996.

      10.19       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (7)
                  Conditions) dated July 12, 1996.

      10.20       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (7)
                  Conditions) dated November 21, 1996.

      10.21       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (8)
                  Conditions) dated June 3, 1997.

      10.22       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (9)
                  Conditions) dated August 28, 1997.

      10.23       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (9)
                  Conditions) dated October 24, 1997.

      10.24       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (9)
                  Conditions) dated November 3, 1997.

      10.25       Amended   Loan  and   Security   Agreement   (with  Credit  Terms  and      (9)
                  Conditions) dated November 21, 1997.

      10.26       Agreement  of Purchase of  Receivable  (Full  Recourse)  dated              (9)
                  November  18, 1997 between the Issuer and Imperial Bank.

      10.27       Agreement  of Purchase of  Receivable  dated July 13, 1999 between the     (23)
                  Issuer and Imperial Bank.

      10.28       Employment  Agreement  dated  November 20, 1995 between the Issuer and      (4)
                  Steven R. Verdooner.

      10.29       Amendment dated effective July 14, 1997 to Employment  Agreement dated     (16)
                  November 20, 1995 between the Issuer and Steven R. Verdooner.

      10.30       The Company's 1995  Nonstatutory  Stock Option Plan and sample form of      (5)
                  Nonstatutory Stock Option Agreement.



      10.31       The Company's 1997  Nonstatutory  Stock Option Plan and sample form of     (12)
                  Nonstatutory Stock Option Agreement.

      10.32       Promissory  Note dated April 30, 1998 from the Issuer to Premier Laser     (15)
                  Systems,  Inc. in the maximum  amount of $500,000 due in full upon the earlier of (i) written demand by Premier or (ii) April 30, 1999.

      10.33       Security  Agreement dated April 30, 1998 by and between the Issuer and     (15)
                  Premier Laser Systems, Inc.

      10.34       Form of  Indemnification  Agreement between the Issuer and each of its     (16)
                  directors, officers and certain key employees.

      10.35       Manufacturing  Agreement  dated  March 7, 1999  between the Issuer and     (17)
                  Premier Laser Systems, Inc.

      11.1        Computation of net loss per share.                                         (23)

      23.1        Consent of Perry-Smith & Company LLP, Independent Auditors.                (23)

      27          Financial Data Schedule (for SEC use only).                                (23)


------------------------------
      *       Incorporated by reference to the Company's  Registration Statement
              on Form S-18, number   33-46864-LA.

      (1) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993, filed on November 26, 1993.

      (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994, filed on November 29, 1994.

      (3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1995, filed on July 14, 1995.

      (4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1995, filed on November 29, 1995.

      (5) Incorporated by reference to the Company's Registration Statement on Form S-8, filed on May 28, 1996, number 333-0461.

      (6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1996, filed on July 15, 1996.

      (7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1996, filed on November 29, 1996.

      (8) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1997, filed on July 15, 1997.

      (9) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1997, filed on December 1, 1997.

      (10)    Incorporated  by reference to Exhibit 1 of the Company's Form 8-K,
              filed on January 2,   1998.

      (11)    Incorporated  by reference to Exhibit A of Exhibit 1 of the
              Company's  Form 8-K,  filed   on January 2, 1998.

      (12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

      (13) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed on March 9, 1998.

      (14) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed on March 9, 1998.

      (15) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 1998, filed on July 15, 1998.

      (16) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

      (17) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended February 28, 1999, filed on April 14, 1999.

      (18)    Incorporated  by  reference  to  Exhibit  2.1 of  the  Company's
              Form  8-K,  filed  on   November 24, 1999.

      (19) Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed on November 24, 1999.

      (20) Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed on November 24, 1999.

      (21) Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed on November 24, 1999.

      (22) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed on November 24, 1999.

      (23)    Exhibit filed herewith.


    B. Reports on Form 8-K.

        On November 15, 1999, Issuer filed a Form 8-K to report that its past results of operations do not include any charges related to a potential contingent liability for sales taxes payable in an amount to be estimated on the basis of numerous probabilities that might, in the least favorable combination, reach $1.3 million.

    On November 24, 1999, Issuer filed a Form 8-K to report (a) the filing of a certificate of determination with the California Secretary of State on October 18, 1999, establishing the rights and privileges of Issuer's convertible Series B Preferred Stock; (b) the further amendment of Issuer's Right's Agreement; (c) the execution of that certain Series B Preferred Stock Purchase Agreement, dated October 21, 1999, by and between Issuer and Premier, allowing Premier to purchase shares of Series B Stock; (d) the execution of that certain Agreement, dated October 21, 1999, by and among the Issuer, Premier and three of Issuer's outside directors, and the resulting issuance of 150 shares of Series B Stock to Premier on October 21, 1999; and (e) the execution of the Merger Agreement.

                                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS                              Date:  November 18, 1999

By    /s/ STEVEN R. VERDOONER
     ----------------------------------------
     Steven R. Verdooner, President and Chief
     Executive Officer


           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.

/s/ STEVEN R. VERDOONER           President, Chief Executive                 November 18, 1999
------------------------          Officer and Director
Steven R. Verdooner               (Principal Executive Officer)

/s/ STEVEN C. LAGORIO             Chief Financial Officer and                November 18, 1999
-----------------------           Secretary
 Steven C. Lagorio                (Principal Financial Officer and
                                  Principal Accounting Officer)

/s/ WALT WILLIAMS                 Director                                   November 19, 1999
------------------------
Walt Williams

/s/ R. JOSEPH ALLEN               Director                                   November 19, 1999
-------------------------
R. Joseph Allen

/s/ DANIEL S. DURRIE, M.D.        Director                                   November 18, 1999
---------------------------
Daniel S. Durrie, M.D.

/s/ RANDALL C. FOWLER           Director                                     November 23, 1999
--------------------------
Randall C. Fowler


                           OPHTHALMIC IMAGING SYSTEMS


                              FINANCIAL STATEMENTS


                  FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                   INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Ophthalmic Imaging Systems


     We have  audited  the  accompanying  balance  sheet of  Ophthalmic  Imaging
Systems as of August 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the years ended August 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of August 31, 1999, and the results of its operations and its cash flows for the years ended August 31, 1999 and 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, current liabilities exceed current assets by $3,171,044. In addition, the Company has a history of losses from operations resulting in an accumulated deficit of $13,247,811. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As more fully described in Note 12 to the financial statements, the Company has evaluated its exposure for the collection of taxes on sales to customers located in other states. Management believes that the probability of assessment by state tax authorities is remote and accordingly, a liability has not been recorded in the accompanying financial statements.



PERRY-SMITH & CO., LLP



November 5, 1999

                    OPHTHALMIC IMAGING SYSTEMS

                          BALANCE SHEET

                         August 31, 1999



                                                                 1999
                                                       -------------------------

                 ASSETS

Current assets:
  Cash and cash equivalents                           $                  178,007
  Accounts receivable, net of allowance for
     doubtful accounts of approximately
     $156,000                                                            379,175
  Inventories (Note 2)                                                   361,092
  Prepaid expenses and other current assets                               99,978
                                                       -------------------------
       Total current assets                                            1,018,252
                                                       -------------------------
Furniture and equipment, at cost, net (Note 3)                           303,130
Other assets                                                               7,385
                                                       -------------------------
       Total assets                                    $               1,328,767
                                                       =========================




                           (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)
                                 August 31, 1999



                                                                  1999
                                                       -------------------------
              LIABILITIES AND
           STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                    $                 595,414
  Accrued liabilities (Note 5)                                        1,301,444
  Accrued warrant appreciation right                                    293,709
  Deferred extended warranty revenue                                     89,392
  Customer deposits                                                     429,546
  Note payable to related party (Note 7)                              1,470,852
  Capitalized lease obligation (Note 6)                                   8,939
                                                       -------------------------
       Total current liabilities                                      4,189,296
                                                       -------------------------
Capitalized lease obligation (Note 6)                                    18,811

       Total liabilities                                              4,208,107
                                                       -------------------------

Commitments and contingencies (Notes 8 and 12)
Stockholders' deficit (Note 9):
  Preferred stock, no par value, 20,000,000 shares
     authorized; none issued or outstanding
  Common stock, no par value, 20,000,000 shares
     authorized; 4,155,428 shares issued and
     outstanding                                                     10,462,604
  Deferred compensation                                                 (94,133)
  Accumulated deficit                                               (13,247,811)
                                                       -------------------------
       Total stockholders' deficit                                   (2,879,340)
                                                       -------------------------
       Total liabilities and stockholders' deficit    $               1,328,767
                                                       =========================




The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF OPERATIONS

                  For the Years Ended August 31, 1999 and 1998



                                                          1999                          1998
                                                 --------------------           ----------------
Revenues:
  Net sales                                     $           6,011,825           $     6,064,180
  Other revenue                                               231,480                   213,190
                                                  --------------------           ----------------
       Total revenues                                       6,243,305                 6,277,370

Cost of sales                                               3,892,243                 4,124,633
                                                  --------------------           ----------------
Gross profit                                                2,351,062                 2,152,737
                                                  --------------------           ----------------
Operating expenses:
  Sales and marketing                                       1,783,146                 1,929,752
  General and administrative                                1,084,943                 2,027,453
  Research and development                                    895,605                   866,745
                                                  --------------------           ----------------
       Total operating expenses                             3,763,694                 4,823,950
                                                  --------------------           ----------------
Loss from operations                                       (1,412,632)               (2,671,213)

Other income (expense):
  Interest income                                               1,659                     1,381
  Interest expense                                           (181,867)                  (65,187)
                                                  --------------------           ----------------
       Total other income (expense)                          (180,208)                  (63,806)
                                                  --------------------           ----------------
       Net loss before extraordinary item                  (1,592,840)               (2,735,019)
                                                  --------------------           ----------------
Extraordinary item (Note 13):
  Gain on forgiveness of debt                                 350,000
                                                  --------------------           ----------------
       Net loss                                   $        (1,242,840)          $    (2,735,019)
                                                  ====================           ================
Basic loss per share before extraordinary item    $               .38           $           .68
                                                  ====================           ================
Basic loss per share                              $               .30           $           .68
                                                  ====================           ================
Shares used in the calculation of net loss
  per share                                                 4,155,428                 4,030,428
                                                  ====================           ================




The accompanying notes are an integral part of these financial statements.

                    OPHTHALMIC IMAGING SYSTEMS

           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

           For the Years Ended August 31, 1999 and 1998


                                                                                                                 Total
                              Common Stock                 Deferred                                          Stockholders'
                              -------------                Compen-                   Accumulated                Equity
                          Shares           Amount          sation                     Deficit                  (Deficit)
                        ----------      ------------     -------------              ----------------        ---------------

Balance,
 September 1, 1997       3,905,428      $ 10,244,615      $  (306,894)                $  (9,269,952)         $   667,769

Issuance of common
 stock upon exercise
 of warrants               250,000           213,750                                                             213,750

Deferred compensation
 related to stock
 options granted to
 non-employees                                 4,239           (4,239)

Stock option compen-
 sation expense                                               119,833                                            119,833

Net loss                                                                                 (2,735,019)          (2,735,019)
                        ----------      ------------     -------------              ----------------        ---------------
Balance,
 August 31, 1998         4,155,428        10,462,604         (191,300)                  (12,004,971)          (1,733,667)

Stock option compen-
 sation expense                                                97,167                                             97,167

Net loss                                                                                 (1,242,840)          (1,242,840)
                       ----------       ------------     -------------              ----------------        ---------------
Balance,
 August 31, 1999        4,155,428        $ 10,462,604    $    (94,133)                 $(13,247,811)         $(2,879,340)
                       ===========       ============    ==============             =================        ===============


The accompanying notes are an integral part of these financial statements.

                    OPHTHALMIC IMAGING SYSTEMS

                     STATEMENT OF CASH FLOWS

           For the Years Ended August 31, 1999 and 1998

                                                              1999                      1998

Cash from operating activities:
  Net loss                                         $       (1,242,840)     $         (2,735,019)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Accrued warrant appreciation right                      25,522                    16,690
       Depreciation and amortization                          133,465                   133,038
       Provision for doubtful accounts                         25,221                    30,747
       Stock option compensation expense                       97,167                   119,830
       Loss on retirement of assets                             2,771
       Net changes in operating assets and liabilities:
          Accounts receivable                                 102,588                 1,106,810
          Inventories                                         326,317                   106,643
          Prepaid expenses and other current assets           (74,014)                   67,444
          Accounts payable                                    158,484                  (379,579)
          Accrued liabilities                                 (73,901)                  581,040
          Deferred extended warranty revenue                  (23,779)                   19,557
          Customer deposits                                   327,467                   (23,459)
                                                          ------------             -------------
            Net cash used in operating activities            (215,532)                 (956,258)
                                                          ------------             -------------
Cash flows used in investing activities:
  Acquisition of furniture and equipment                      (27,974)                 (163,460)
                                                          ------------             -------------
Cash flows from financing activities:
  Repayment of short-term borrowings                          (98,175)                 (212,827)
  Proceeds from note payable to related party                   8,372                 1,462,480
  Capitalized lease obligation                                 (2,870)                   30,435
  Principal payments on notes payable                                                    (2,234)
  Issuance of common stock                                                              213,750
                                                          ------------             -------------
            Net cash (used in) provided by
               financing activities                           (92,673)                1,491,604
                                                          ------------             -------------
Net (decrease) increase in cash and cash equivalents         (336,179)                  371,886

Cash and cash equivalents, beginning of the year              514,186                   142,300
                                                         ------------             -------------
Cash and cash equivalents, end of the year              $     178,007             $     514,186
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

     Concentrations of Credit Risk and Export Sales

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during fiscal year 1999 or 1998 comprised 10% or more of net sales.

     Revenues from sales to customers located outside of the United States accounted for approximately 14% and 17% of net sales during the years ended August 31, 1999 and 1998, respectively.

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

     Net Loss Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. Diluted earnings per share has not been presented for 1999 or 1998 as the inclusion of potential common shares would have an antidilutive effect on the loss per share. All net loss per share amounts have been restated to conform to Statement No. 128 requirements.

     Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

     Cash paid for interest amounted to approximately $19,000 and $41,000 during the years ended August 31, 1999 and 1998, respectively. Cash paid for income taxes amounted to approximately $800 for each of the years ended August 31, 1999 and 1998.

     Stock Based Compensation

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

2.   INVENTORIES

     Inventories consist of the following as of August 31, 1999:

          Raw materials                               $                 221,478
          Work-in-process                                                17,106
          Finished goods                                                122,508
                                                        ------------------------
                                                      $                 361,092
                                                        =======================
3.   FURNITURE AND EQUIPMENT

     Furniture and equipment consist of the following as of August 31, 1999:

          Research and manufacturing equipment        $                 653,247
          Office furniture and equipment                                440,282
          Demonstration equipment                                       183,938
          Vehicles                                                       25,010
                                                       -------------------------
                                                                      1,302,477

          Less accumulated depreciation
            and amortization                                           (999,347)
                                                       -------------------------
                                                      $                 303,130
                                                       =========================
4.   SHORT-TERM BORROWINGS

     The Company entered into an accounts receivable credit agreement (the "Agreement") with a bank (the "Bank") on July 13, 1999. The Agreement allows for up to an 80% advance rate on eligible accounts receivable balances. Borrowings are secured by substantially all assets of the Company and bear interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank is the greater of interest calculated in accordance with the immediately preceding sentence or $1,200. The Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank.

5.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following as of August 31, 1999:

          Accrued compensation                        $                 334,898
          Accrued warranty expenses                                     271,475
          Other accrued liabilities                                     695,071
                                                       -------------------------
                                                      $               1,301,444
                                                       =========================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

6.   CAPITALIZED LEASE OBLIGATIONS

     The Company leases certain office equipment under the terms of a capital lease. Payments of $740 with interest at 9.8% are due in 60 monthly installments. Future minimum lease payments are as follows:

               Year Ending
               August 31,

                   2000                           $                       8,880
                   2001                                                   8,880
                   2002                                                   8,880
                   2003                                                   7,400
                                                   -----------------------------
                                                                         34,040

          Less amount representing interest                              (6,290)
                                                   -----------------------------
                                                  $                      27,750
                                                    ============================
7.   NOTE PAYABLE TO RELATED PARTY

     On April 30, 1998, the Company executed a promissory note (the "Note") in favor of a related party (the "Related Party"). The Company has borrowed the maximum principal amount of $500,000 available under the Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by the Related Party or April 30, 1999. Under the terms of the Note, borrowings bear interest at the rate of 8.5% per annum, are secured by certain of the Company's assets and are subordinate to borrowings under the accounts receivable credit agreement with the Company's Bank (see Note 4). The Related Party also has made certain unsecured advances to the Company which are not specifically covered by the Note.

     At August 31, 1999, approximately $1,600,000 in principal and interest was outstanding under the Note and unsecured advances of which $151,806 of accrued interest was included in other accrued liabilities.

     Subsequent to August 31, 1999, the Company and the Related Party entered into a Merger Agreement whereby, among other things, the parties have agreed that no payments will be required with respect to amounts owing as of August 31, 1999 under the Note and unsecured advances during the term of the Merger Agreement (see Note 15).

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)
8.   COMMITMENTS

     Operating Leases

     The Company leases its facilities under month-to-month leases. The lease agreements require minimum lease payments of approximately $7,400 per month.

     Rental  expense  charged  to  operations  for  all  operating   leases  was
     approximately $90,000 and $120,000 during the years ended August 31, 1999 and 1998, respectively.

9.   STOCKHOLDERS' EQUITY

     Common Stock

     Of the 15,844,572 shares of common stock authorized but unissued as of August 31, 1999, 2,506,747 shares are reserved for issuance under the stock option plans.

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

     Simultaneous with execution of the Stock Purchase Agreement, the Related Party entered into individual purchase agreements with certain shareholders, providing for these parties to sell to the Related Party an aggregate of 730,360 shares of the Company's common stock. Additionally, the Related Party purchased from one of the shareholders a warrant to purchase 250,000 shares of the Company's common stock. The Related Party exercised the warrants on February 26, 1998, resulting in aggregate net proceeds to the Company of approximately $214,000.

     In August 1998, the Company was notified by the Related Party that the Related Party would be unable to proceed with its previously proposed acquisition of the remaining 48.7% interest in the Company by the termination date of the Stock Purchase Agreement. As a result, the Stock Purchase Agreement was terminated. As a result of such termination, the
     Company made demand to the Related Party for a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Related Party has not yet acknowledged the validity of the Termination Fee and the Termination Fee, among other things, was the subject of subsequent negotiations between the Company and the Related Party. Accordingly, the Company has not recognized the Termination Fee in its financial statements (see Note 15).

     Other Warrants

     In 1993, the Company issued a warrant to the Bank that provided a line-of-credit. The warrant was amended several times in connection with amendments to the line-of-credit. The warrant is currently exercisable for 50,000 shares of common stock at an exercise price of $1.73 per share and it expires in November 2000. This warrant includes a provision wherein the Bank can require the Company to pay the difference between the fair market value (as defined) of the underlying common stock of the warrant and the exercise price (the "Appreciation Right"). The Bank informed the Company of its intent to exercise the Appreciation Right on May 23, 1996. The Company has accrued $293,709, inclusive of interest, under the Stock Appreciation Right at August 31,1999, and it is reflected as a current liability on the accompanying balance sheet. The Appreciation Right was due on April 1, 1998.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

9.   STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans

     The Company has four stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In 1992, the Company adopted a Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant options to key directors, executives, employees and others for the purchase of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the Board of Directors at the time of the grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 116,667, of which 1,667 options remained available for granting as of August 31, 1999. As of August 31, 1999, stock options to purchase 55,000 shares at an exercise price of $1.00 were granted and outstanding under the Plan. No options were exercised during the year ended August 31, 1999.

     In 1992 and 1993, the Company's Board of Directors and Shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002.
     Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The Exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000, of which 26,024 remained available for granting of options as of August 31, 1999. As of August 31, 1999, stock options to purchase 101,576 shares at exercise prices ranging from $.94 to $4.25 were granted and outstanding under the Option Plan. No options were exercised during the years ended August 31, 1999 or 1998.

     In 1995, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 5,000 options remained available for granting as of August 31, 1999. As of August 31, 1999, stock options to purchase 725,000 shares at exercise prices ranging from $1.94 to $4.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


9.   STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)

     In October 1997, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expires October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and will have a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 187,020 options remained available for granting as of August 31, 1999. As of August 31, 1999, stock options to purchase 763,396 shares at exercise prices ranging from $.38 to $1.094 were granted and outstanding under the 1997 Nonstatutory Plan and none of the granted options were exercised.

     A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                                        Weighted
                                                                                         Average
                                                                                         Exercise
                                                        Options                           Price
                                                     --------------                   --------------

     Balance, September 1, 1997                         1,257,992                     $    1.96
       Options granted                                    272,000                     $    1.17
       Options canceled                                   (24,916)                    $    3.13
                                                     --------------
     Balance, August 31, 1998                           1,505,076                     $    1.80
       Options granted                                    513,480                     $     .53
       Options canceled                                  (373,584)                    $    1.86
                                                     --------------
     Balance, August 31, 1999                           1,644,972                     $    1.39
                                                     ==============


     The weighted average fair value of options granted during the years ended August 31, 1999 and August 31, 1998 was $.42 and $.86, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


9.   STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)

     The  following  table  summarizes   information  about  the  stock  options
     outstanding at August 31, 1999:


                           Options Outstanding                                  Options Exercisable
                           --------------------                                 --------------------
                                               Weighted
                                                Average        Weighted-                    Weighted-
                                                Remaining       Average                      Average
        Range of                             Contractual       Exercise                     Exercise
    Exercise Prices             Number           Life            Price         Number         Price
  -------------------        -------------  ---------------  --------------- -----------  -------------
     $ .38 - $1.38              1,295,972         6.11         $  1.08         831,866     $    1.17
     $1.38 - $3.00                260,000         1.00         $  2.43         244,700     $    2.43
     $3.00 - $4.50                 89,000         3.41         $  4.36          60,970     $    4.35
                             -------------                                  ----------
                                1,644,972                                    1,137,536
                              ============                                  ===========


     Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended August 31, 1999 and 1998, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 1.436 to 1.54 for both years; risk-free interest rate of 6%; and a weighted-average expected life of 5 years.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               Years Ended August 31,
                                               ----------------------
                                               1999                1998
                                          ---------------    --------------
     Pro forma net loss                   $  (1,515,840)     $  (2,982,019)
                                          ===============    ==============
     Pro forma net loss per share         $        (.38)     $        (.74)
                                          ===============    ==============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


9.   STOCKHOLDERS' EQUITY (Continued)

     Stock Option Plans (Continued)

     During the year ended August 31, 1998, the Company recorded deferred compensation of approximately $4,000 for financial reporting purposes to reflect the deemed fair value of the certain options granted to non-employees. Deferred compensation is being amortized over the vesting period of the related options. No such expense was required during the year ended August 31, 1999. For the year ended August 31, 1999 and 1998, the amortized deferred compensation expense was approximately $97,000 and $120,000, respectively.

     Since SFAS 123 is applicable only to options granted subsequent to August 31, 1995, its pro forma effect will not be fully realized until 2000.

10.  INCOME TAXES

     There was no provision (benefit) for income taxes during the years ended August 31, 1999 or 1998.

     The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                  1999
                                                       -------------------------
     Deferred tax assets:
       Net operating loss carryforwards               $               2,229,000
       Inventory reserves                                               965,000
       Accrued warrant appreciation right                               126,000
       Payroll related accruals                                         165,000
       Warranty accrual                                                 116,000
       Sales and accounts receivable reserves                           106,000
       Uniform capitalization                                            66,000
       Deferred revenue                                                  38,000
       Depreciation                                                       9,000
                                                       ------------------------
          Total deferred tax assets                                   3,820,000

     Valuation allowance                                             (3,820,000)
                                                       ------------------------
          Net deferred taxes                          $                       -
                                                       =========================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

10.  INCOME TAXES (Continued)

     The principal reasons for the difference between the effective tax rate and the Federal statutory income tax rate are presented in the following table:


                                                                Years Ended August 31,
                                                                ------------------------
                                                                   1999                 1998
                                                           ----------------     ------------------
     Federal benefit expected at statutory rates          $       (423,000)      $       (930,000)
     Net operating loss with no current benefit                    423,000                930,000
                                                           ----------------     ------------------
                                                          $              -       $              -
                                                          ==================    ==================


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

     As a consequence of these limitations, as discussed above, the Company has at August 31, 1999, a net operating loss carryover of approximately $6,209,000 for federal income tax purposes which expires between 2007 and 2012, and a net operating loss carryforward of approximately $2,325,000 for state income tax purposes which expires between 2000 and 2004. Federal and state tax credit carryforwards of approximately $68,000 and $39,000 will begin to expire in 2002 and 2017, respectively.

11.  401(k) PLAN

     The Company has a tax deferred investment plan (the "401(k) Plan"). All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan originally required mandatory employer contributions of 10% of the participants' contributions. The 401(k) Plan was subsequently amended to provide for discretionary employer contributions. The Company did not make any matching contributions during the years ended August 31,1999 or 1998. During the year ended August 31, 1999, the Company made a minimum top heavy required contribution in the amount of $19,219 pursuant to IRS
     Code Section 416(c).

12.  CONTINGENCIES

     Collection of Taxes from Customers

     In a prior year, a state taxing authority made inquires of the Company regarding the collection of sales or use taxes from customers in this state. The inquiry was favorably resolved without any adverse consequences to the Company. The Company evaluates such inquiries on a case-by-case basis and will vigorously contest any such claims for payment of sales or use taxes which it believes are without merit.

     However, Management has prepared an analysis of sales to customers in those jurisdictions for which the Company does not collect sales or use taxes.
     Certain assumptions were made in the preparation of this analysis, including but not limited to:

          o The Company's customers have not remitted any sales or use tax to state or local taxing authorities.

          o Potential interest and penalties have been included on sales activity from the Company's inception.

          o Sales or use taxes have been provided at the effective tax rates for each taxing authority for which the Company may have had a sale.

     The analysis indicates maximum potential liability of $1,300,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in the accompanying financial statements.

     However, there can be no assurance that the amount of any sales or use taxes that might ultimately be assessed for prior periods would not materially affect the Company's results of operation or cash flows in any given reporting period.

13.  EXTRAORDINARY ITEM

     In May 1999, the Company reached an agreement with a financial advisor to significantly reduce the aggregate amount of professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with the Related Party (see Note 9).

14.  ABILITY TO CONTINUE AS A GOING CONCERN

     For the years ended August 31, 1999 and 1998, the Company incurred losses of $1,242,840 and $2,735,019, respectively, and at August 31, 1999, the Company had an accumulated deficit of $13,247,811. In addition, current liabilities exceed current assets by $3,171,044. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)



14.  ABILITY TO CONTINUE AS A GOING CONCERN (Continued)

     On October 21, 1999, the Company entered in an agreement and plan of merger (the "Merger Agreement") with a related party. The Company's Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, and has agreed to submit the Merger Agreement to the Company's shareholders for their approval (see Note 15).

     Pending shareholder approval and consummation of the contemplated transactions under the Merger Agreement, the Company is continuing to seek sources of additional capital to meet its current and potential cash requirements, including debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any financing arrangements contemplated herein will be available and, if available, can be obtained on terms favorable to the Company. In light of the Merger Agreement, certain holders of options to purchase shares of the Company's common stock may be inclined to exercise those options. The Company could receive substantial proceeds from the exercise of these stock options; however, there can be no assurance that any stock options will be exercised in the near term, if at all.

     In the event that the transactions contemplated under the Merger Agreement are not consummated, then the Company's ability to continue as a going concern would be seriously jeopardized, and would depend upon its ability to restructure payment terms and/or obtain new financing to repay its debts.

15.  SUBSEQUENT EVENTS

     On October 21, 1999, the Company and a related party (the "Related Party") entered into an agreement and plan of reorganization (the "Merger Agreement"), whereby, upon requisite shareholder approval, the Company will become a wholly-owned subsidiary of the Related Party and each share of the Company's common stock, other than any dissenting shares and any stock then owned by the Related Party, will convert into 0.80 shares of the Related Party's common stock. The Merger Agreement will terminate on January 31, 2000 or earlier based on the occurrence of certain events set forth in the Merger Agreement. Under the Merger Agreement, among other things, the parties have agreed that no payments will be required during the term of the Merger Agreement with respect to amounts owing by the Company to the Related Party as of August 31, 1999 (see Note 7).

     The Company's Board of Directors (the "Board") has approved the Merger Agreement and the transactions contemplated thereby, including the acquisition of the Company, and has agreed to submit the Merger Agreement to the Company's shareholders for their approval.

     To permit the acquisition by the Related Party and all other actions contemplated by the Merger Agreement, the Board, after considering the terms of the Merger Agreement and an opinion rendered by the Company's independent financial advisors as to the fairness of the Related Party's offer to the shareholders of the Company, amended the Company's Rights Agreement effective October 18, 1999 (see Note 9).

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)

15.  SUBSEQUENT EVENTS (Continued)

     The Company and the Related Party also executed a Series B Preferred Stock Purchase Agreement on October 21, 1999 whereby, among other things, the Company agreed to sell to the Related Party, upon the issuance by the Company of shares of its common stock pursuant to the exercise of stock options, shares of the Company's Series B Preferred Stock at a price of $25 per share with each share carrying the voting power of 1,000 shares of the Company's common stock.

     Also on October 21, 1999, the Company, the Related Party and three of the Company's outside directors (the "Exercising Directors") entered into a stock purchase agreement (the "Agreement") pursuant to which, among other things, the Exercising Directors each exercised options to purchase 50,000 shares of common stock at an exercise price of $0.375 per share resulting in net proceeds to the Company of $56,250.

     The stock purchased by the Exercising Directors is restricted and subject to repurchase by the Company until the earlier of May 9, 2000 or the Effective Date of the Company's acquisition by the Related Party, as defined by the Merger Agreement. Also under the terms of the Agreement, the Related Party purchased 150 shares of the Company's Series B Preferred Stock at a per shared price of $25 in exchange for the Related Party's cancellation of certain of the Company's debt in aggregate amount of $3,750. These 150 shares of Series B Preferred Stock are also restricted and subject to repurchase by the Company if the Company repurchases any of the common stock purchased by the Exercising Directors.

     As a result of the foregoing transactions, the Related Party owns 49.5% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, resulting in sole voting power of 53%.