Form 10KSB/A
period 1999-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 1999-12-29
CIK 885317

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act.

          (a)  Directors and Executive Officers

     The following is a list of the names and ages of the Company's directors and executive officers as of August 31, 1999:



                   Name                        Age                                     Position
------------------------------------------- ----------- -----------------------------------------------------------------------
Steven R. Verdooner                             37      President, Chief Executive Officer and Director
Steven C. Lagorio                               46      VP of Finance, Chief Financial Officer and Secretary
Christine Ritter Randle                         47      VP of Marketing
R. Joseph Allen                                 55      Director
Daniel S. Durrie, M.D.                          50      Director
Randall C. Fowler                               59      Director
Walt Williams                                   64      Director



Steven R. Verdooner has been the Chief Executive Officer of the Company since May 1993 and has been a director of the Company since its inception. From May 1993 to July 1997 and since July 1998, Mr. Verdooner has also served as the Company's President. At various times in the past, Mr. Verdooner has also served as the Company's Secretary, Vice President and Chief Financial Officer. From 1983 until 1986, Mr. Verdooner directed the activities of Ocular Graphics, a privately held company engaged in the business of fluorescein angiography. In 1983, Mr. Verdooner was a member of a research team at the University of California, School of Medicine, at Davis. Mr. Verdooner is the only employee director of OIS.

Steven C. Lagorio joined OIS as Controller in September 1992. He became Director of Finance in March 1993 and held that position until December 1998, when he became Vice President of Finance. In March 1999, he became corporate Secretary for OIS, and in June 1999, he became the Company's Chief Financial Officer. Mr. Lagorio received his certification as a CPA by the Board of Accounting of the State of California in July 1992 and he holds a Bachelor of Science and Commerce degree from Santa Clara University.

Christine Ritter Randle joined OIS as its Vice President of Marketing in August 1992 and held the position until November 1999. Ms. Ritter is no longer a full-time employee of OIS, although she continues to provide up to 10 hours of service to OIS each month. She holds a B.S. in Biology from Stanford, an M.S. in Bioengineering from the University of California in San Diego and an M.B.A. from St. Mary's College.

R. Joseph Allen is the Chairman of the board of directors and Chief Executive Officer of Allen & Caron, Inc., an investor relations firm. Mr. Allen has served in these capacities since 1988. Prior to 1988, Mr. Allen held management positions with General Automation, Inc., Allen and McGarvey, Bozell & Jacobs Public Relations and Arco. Mr. Allen is a non-employee director of OIS. He became a director of OIS in January 1999.

Daniel S. Durrie, M.D., is a certified ophthalmologist. Since 1990, Dr. Durrie has been employed by Hunkeler Eye Centers, headquartered in Kansas City, Missouri, where he has served as a Fellowship Director for both optometry and ophthalmology since 1993, as its President from 1997 until 1999, and as its Treasurer presently. Dr. Durrie also serves as an associate professor of ophthalmology at the University of Kansas Medical Center in Kansas City, Missouri. Dr. Durrie is a non-employee director of OIS. He became a director of OIS in January 1999.

Randall C. Fowler has been the Chairman of the Board, President and Chief Executive Office of Identix Corporation, a biometrics technology firm specializing in fingerprint-based identification and security systems, at various times since he founded Identix in 1982. Mr. Fowler serves on the boards of Identix, Amdec, Fingerscan Corporation and Sylvan Joint Venture. He holds a number of technology patents related to biometrics and was a assistant professor at San Jose State University from 1965 to 1968. In 1997 the San Jose Business Journal named him Entrepreneur of the Year. Mr. Fowler is a non-employee director of OIS. He became a director of OIS in January 1999.

Walt Williams, an attorney and entrepreneur, has managed a private legal practice between 1984 and 1988 and since 1996. From 1988 to 1995, he served as Division Counsel to medical device subsidiaries of Pfizer, Inc., a health care products company with 1995 earnings in excess of $1 billion. In 1981, Mr. Williams founded Diagnostic Services, Inc., a medical device company located in San Diego, California, and served as its Chairman of the Board or President from 1981 to 1984. He holds a B.A. and J.D. from the University of Chicago. Mr. Williams has served as a director and Chairman of the Board of OIS since January 1999. Mr. Williams is a non-employee director of OIS.

     (b)  Section 16(a) Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

     All four of the Company's non-employee directors were elected onto the Board on January 18, 1999 at the Company's annual meeting of shareholders. Although each director should have filed a Form 3 with the SEC indicating his election to the Board within 10 days of becoming a director of OIS, all four filed on November 10, 1999. Also, although Steven C. Lagorio was appointed as

Chief Financial Officer on June 10, 1999, he filed his Form 3 indicating his status as an executive officer of OIS on November 10, 1999. Likewise, Steven R. Verdooner has had Section 16(a) reporting obligations since the Company's initial public offering in 1992. Subsequent to the initial public offering, Mr. Verdooner received options to purchase OIS common stock. On December 23, 1999, Mr. Verdooner filed a Form 4 to report all option grants received by him.

     Except as indicated above, the Company believes that during the fiscal year ended August 31, 1999, its officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

Item 10.      Executive Compensation.

     (a)  Summary Executive Compensation Table

     The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's Chief Executive Officer and Chief Financial Officer.


                                                                                     Other Annual            Securities
Name and Principal Position              Year        Salary          Bonus           Compensation        Underlying Options
--------------------------------         ----        -------        -------         --------------    -----------------------

Steven R. Verdooner,                     1999        150,000              -           1,018 (1)               57,650
Chief Executive Officer

                                         1998        149,712              -             518 (2)                    -

                                         1997        123,750              -             768 (3)               55,000

Steven C. Lagorio,                       1999        105,300         30,000               -                   31,590
Chief Financial Officer

                                         1998        96,000               -               -                        -

                                         1997        96,000               -               -                        -

------------------------------


(1) Disability insurance premiums of $518 and Glaucoma-scope(R)royalty payments of $500.
(2)  Disability insurance premiums of $518.
(3) Disability insurance premiums of $518 and Glaucoma-scope(R)royalty payments of $250.

     (b)  Summary Option Grant Table

     The following table sets forth information concerning individual grants of stock options made during the fiscal year ended August 31, 1999 to the Company's Chief Executive Officer and Chief Financial Officer:


                                 No. of Securities       Percentage of Total Options
                                    Underlying             Granted to Employees In            Exercise or
Name                            Options Granted (#)              Fiscal Year               Base Price ($/Sh)         Expiration Date
----                            -------------------              -----------               -----------------         ---------------

Steven R. Verdooner                 52,650 (1)                      16.8%                        $0.63                  11/25/03

                                     5,000 (2)                       1.6%                        $0.63                  11/25/03

Steven C. Lagorio                   31,590 (1)                      10.1%                        $0.63                  11/25/03

------------------------------


(1) These options were granted on November 25, 1998 under individual stock option agreements. Half of each grant became immediately exercisable upon the date of issuance. The remainder vests in equal installments over an 18 month period.
(2) These options were granted under the Company's 1997 Nonstatutory Stock Option Plan and are fully vested and immediately exercisable.

     (c) Aggregated Option Exercises and Fiscal Year End Values

     The following table sets forth information concerning each exercise of stock options during the fiscal year ended August 31, 1999 by the Company's Chief Executive Officer and Chief Financial Officer, and the fiscal year-end value of the unexercised options held by each of them.


                                                                                    Number of
                                                                              Securities Underlying     Value of Unexercised
                                                                               Unexercised Options      In-The-Money Options
                             Shares Acquired on                              at FY-End (Exercisable/        (Exercisable/
Name                             Exercise (#)        Value Realized ($)       Not exercisable) (#)      Not exercisable) ($)
----                             ------------        ------------------       --------------------      --------------------

Steven R. Verdooner                   -                       -                 232,821 / 13,163                  -

Steven C. Lagorio                     -                       -                 151,293 /  7,898                  -


     (d) Compensation of Directors

     The Board maintains three standing committees, an Audit Committee, a Compensation Committee and a Nominating Committee. Each of the five directors serves on each of the three standing committees. Since January 18, 1999, the date of the shareholder vote electing the current members of the Board, there have been no committee meetings separate and apart from any board meetings. Each of the five directors has attended at least 75% of the eleven Board meetings held since January 18, 1999 and before the end of the fiscal year ended August 31, 1999.

     At the first board meeting, held on January 18, 1999, the Board passed a policy regarding director compensation. Under the existing Company policy, all non-employee directors receive $1,000 for each meeting attended in person and $500 for each meeting attended by telephone. This policy also applies to committee meetings unless a particular committee meeting falls on the same day as a board meeting, in which case the director is only paid for attending the board meeting. In addition, each non-employee director is reimbursed for costs associated with attending in person either a board or committee meeting. The Board has, on occasions, waived its non-employee director fees for attending telephonic meetings.

     In January 1999, each non-employee director received by Board resolution an option grant to purchase up to 50,000 shares of OIS common stock. Those options were granted pursuant to the Company's 1997 Nonstatutory Stock Option Plan and were subject to certain vesting requirements. Those options were cancelled and substantially similar options were granted in May 1999. In October 1999, three of the Company's non-employee directors exercised their options, each purchasing 50,000 shares of restricted common stock. The stock purchased by the exercising directors is subject to repurchase by the Company until the earlier of May 9, 2000 or the closing date of the Company's proposed merger with Premier.

         In support of the Company's operations, including its introduction of new products in fiscal year 1999, one OIS director provides consulting services to OIS pursuant to certain Board resolutions. For services rendered during fiscal year 1999, the director earned consulting fees of approximately $28,000, plus expenses, of which approximately $17,000 remained accrued but unpaid as of August 31, 1999.

     (e) Employment Contracts and Termination of Employment Arrangements

     OIS has approved an arrangement, adopted by Board resolution on June 10, 1999, whereby, upon the satisfaction of certain preconditions and subject to certain restrictions, Mr. Lagorio could receive a severance payment of up to 8 months of his then-current salary.

Item 11.      Security Ownership Of Certain Beneficial Owners And Management.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of November 30, 1999, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and each executive officer identified above in Item 10, and (iii) all directors and executive officers as a group.


                                                                Amount and Nature
Name and Address of Beneficial Owner                           of Beneficial Owner            Percent of Class
-------------------------------------------                   ---------------------         --------------------

Steven R. Verdooner                                                284,173 (1)                      6.3%
221 Lanthrop Way, Suite I
Sacramento, CA 95815

Steven C. Lagorio                                                  155,680 (2)                      3.5%
221 Lanthrop Way, Suite I
Sacramento, CA 95815

R. Joseph Allen                                                         -- (3)                       --%
18300 Von Karman, Suite 410
Irvine, CA 92612

Daniel S. Durrie, M.D.                                              50,000 (4)                      1.2%
5520 College Blvd., Suite 201
Overland Park, KS 66211




Randall C. Fowler                                                   50,000 (4)                      1.2%
510 North Pastoria Avenue
Sunnyvale, CA 94086

Walt Williams                                                       50,000 (4)                      1.2%
2040 Glasgow Avenue
Cardiff, CA 92007

Directors and executive officers as a group   (5)                  741,423                         15.3%

Premier Laser Systems, Inc.                                      2,131,758 (6)                     53.0% (6)
3 Morgan
Irvine, CA 92618

Arthur Silber                                                      263,500 (7)                      6.1%
5508 Randall Road
Cote St. Luc, Quebec H4V2V8


------------------------------
(1) Mr. Verdooner holds 44,040 shares of common stock and 240,133 options exercisable within 60 days of 11/30/99.
(2)  Mr. Lagorio holds options exercisable within 60 days of 11/30/99.
(3) Mr. Allen holds options to purchase 50,000 shares of common stock, which options are subject to certain vesting requirements and exercisable on 5/9/00, the consummation of the proposed merger with Premier or earlier, as established by the Company's 1997 Nonstatutotry Stock Option Plan, at an exercise price of $0.375 per share.
(4) These are restricted shares held upon exercise of options following accelerated vesting as described in greater detail in the Company's 8-K, filed on November 24, 1999.
(5)  Total of seven persons.
(6) This number reflects the 2,131,758 shares of common stock reported by Premier in its Schedule 13D/A, filed on October 28, 1999, as well as its ownership of 150 shares of Series B preferred stock, each of which is entitled to 1,000 votes. Because the Series B preferred stock votes with common stock on all matters, unless otherwise required by law, Premier holds 53% of the voting power of OIS.
(7) This number reflects the shares of common stock beneficial held by Mr. Silber as reported in his Schedule 13D/A filed on November 17, 1999.

Item 12.      Certain Relationships And Related Transactions.

     (a) Transactions with Executive Officers and Directors

         Pursuant to a reported royalty arrangement between Steve R. Verdooner and OIS, Mr. Verdooner could receive certain royalty payments for the sale of the Company's digital fundus camera equal to 2% of net revenues for each of the three years following the first commercial sale of the digital fundus imager.

This royalty arrangement, however, has neither been confirmed nor culminated by the Company's current Board and no payments have yet been made under this arrangement.

     OIS has entered into individual indemnification agreements with all of its executive officers and directors. Each indemnification agreement requires OIS to indemnify and advance certain expenses to the indemnified officer or director to the fullest extent permitted by law.

     (b) Transactions with Security Holders

     As discussed in greater detail elsewhere in this annual report, the Company owed Premier significant indebtedness by August 31, 1999.

     On October 21, 1999, Premier and the Company entered into a Series B Preferred Stock Purchase Agreement, pursuant to which Premier will purchase 50 shares of Series B Stock, in exchange for the cancellation of debt then held by Premier in the amount of $25.00 per share of Series B Stock, whenever one or more persons (other than three of the Company's outside directors) exercise OIS stock options to purchase, in the aggregate, 50,000 shares of Company common stock. Each share of Series B Stock is currently entitled to one thousand (1,000) votes, and will vote together with common stock, except as may be otherwise required by law. However, if Premier sells any of its shares of the Company's common stock, then each share of Series B Stock will only be entitled to one (1) vote per share. Consequently, as a result of this Series B Purchase Agreement, Premier will retain a majority of the voting power of Registrant's outstanding securities even if all of the Outstanding Options are exercised.

     In addition, on October 21, 1999, the Company, Premier and three of the Company's outside directors entered into a stock purchase agreement pursuant to which Premier purchased 150 shares of Series B Stock in exchange for the cancellation of debt then held by Premier in the amount of $25.00 per share of Series B Stock. This 150 shares of Series B Stock is restricted and subject to possible repurchase by the Company.

     Finally, on October 21, 1999, the Company and Premier entered into an agreement and plan of merger, whereby, upon requisite shareholder approval, the Company will become a wholly-owned subsidiary of Premier, with each share of the Company's common stock, other than any dissenting shares and any stock then owned by Premier, converting into 0.80 shares of Premier Class A common stock. Each of the foregoing transactions is discussed in greater detail elsewhere in this annual report and in the Company's 8-K filed on November 24, 1999.

Item 13.      Exhibits And Reports On Form 8-K.

     A.       Exhibits


  Exhibit Number                                                                                            Footnote Reference
  --------------                                     Description of Exhibit                                 -------------------
                                                     -----------------------

       2.1           Stock  Purchase  Agreement,  dated as of  February  25,  1998,  by and between OIS and       (13)
                     Premier.

       2.2           Agreement and Plan of  Reorganization  By and Among  Premier,  Ophthalmic  Acquisition       (18)
                     Corporation and OIS, dated as of October 21, 1999.

       2.3           Series B Preferred Stock Purchase  Agreement dated as of October 21, 1999 by and among       (19)
                     OIS and Premier.

       2.4           Agreement  dated as of October  21,  1999 by and among OIS,  Premier,  Walt  Williams,       (20)
                     Daniel S. Durrie and Randall C. Fowler.

       3.1           Articles of Incorporation of OIS, as amended.                                                 *

       3.2           Amendment to Articles of  Incorporation  (Certificate of  Determination of Preferences       (11)
                     of Series A Junior Participating Preferred Stock of OIS).

       3.3           Amendment to Articles of  Incorporation  (Certificate of  Determination of Preferences       (21)
                     of Series B Preferred Stock of OIS).

       3.4           Amended Bylaws of OIS.                                                                        *

       3.5           Amendment to Amended Bylaws of OIS dated January 28, 1998.                                   (16)

       4.1           Specimen of Stock Certificate.                                                                *

       4.2           Rights Agreement,  dated as of December 31, 1997, between OIS and American  Securities       (10)
                     Transfer, Inc., including form of Rights Certificate attached thereto.

       4.3           Amendment  to  Rights  Agreement,  dated as of  February  25,  1998,  between  OIS and       (14)
                     American Securities Transfer, Inc.

       4.4           Second Amendment to Rights  Agreement,  effective as of October 20, 1999,  between OIS       (22)
                     and American Securities Transfer, Inc.



       10.1          Lease   Agreement,   dated  as  of  July  10,  1987,   between  OIS  (as  tenant)  and        *
                     Transamerica/Emkay Income Properties I, as amended on July 23, 1990 and June 11, 1991.

       10.2          Seventh Amendment to Lease Agreement, effective as of July 18, 1996.                         (7)

       10.3          Confidentiality Agreement, dated March 27, 1992 between OIS and Steven R. Verdooner.          *

       10.4          Assignment dated October 23, 1990 of U.S. Patent  Application for Apparatus and Method        *
                     for  Topographical  Analysis  of the  Retina to the  Issuer  by  Steven R.  Verdooner,
                     Patricia  C.  Meade and Dennis J. Makes (as  recorded  on Reel 5490,  Frame 423 in the
                     Assignment Branch of the U.S. Patent and Trademark Office).

       10.5          Form of International  Distribution  Agreement used by OIS and sample form of End User        *
                     Software License Agreement.

       10.6          Original  Equipment  Manufacturer  Agreement,  dated April 1, 1991, between the Issuer        *
                     and SONY Medical Electronics, a division of SONY Corporation of America.

       10.7          Original Equipment  Manufacturer/Value  Added Reseller  Agreement,  dated May 7, 1991,        *
                     between the Issuer and Eastman Kodak Company.

       10.8          The  Company's  1992  Nonstatutory  Stock Option Plan and sample form of  Nonstatutory        *
                     Stock Option Agreement.

       10.9          Cross-Indemnification  Agreement, dated February 14,  1991, among Dennis Makes, Steven        *
                     Verdooner and Richard Wullaert.

       10.10 Key Man Life Insurance Policies in the amount of $1,000,000 for each of Dennis J. * Makes and Steven R. Verdooner, with the Issuer as the named beneficiary.

       10.11         Stock Option Plan.                                                                           (1)

       10.12         Rental Agreement dated May 1, 1994 by and between the Issuer and Robert J. Rossetti.         (2)

       10.13         Security and Loan Agreement  (with Credit Terms and Conditions)  dated April 12,  1995       (3)
                     by and between the Issuer and Imperial Bank.

       10.14         General  Security  Agreement  dated  April 12,  1995 by and  between  the  Issuer  and       (3)
                     Imperial Bank.



       10.15         Warrant  dated  November  1, 1995  issued by the Issuer to  Imperial  Bank to purchase       (4)
                     67,500 shares of common stock.

       10.16         Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (4)
                     1, 1995.

       10.17         Registration  Rights  Agreement dated November 1, 1995 between the Issuer and Imperial       (4)
                     Bank.

       10.18         Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated April 4,       (6)
                     1996.

       10.19         Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated July 12,       (7)
                     1996.

       10.20         Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (7)
                     21, 1996.

       10.21         Amended Loan and Security  Agreement (with Credit Terms and Conditions)  dated June 3,       (8)
                     1997.

       10.22         Amended Loan and Security  Agreement (with Credit Terms and  Conditions)  dated August       (9)
                     28, 1997.

       10.23         Amended Loan and Security  Agreement (with Credit Terms and Conditions)  dated October       (9)
                     24, 1997.

       10.24         Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (9)
                     3, 1997.

       10.25         Amended Loan and Security  Agreement (with Credit Terms and Conditions) dated November       (9)
                     21, 1997.

       10.26         Agreement of Purchase of Receivable  (Full  Recourse)  dated November 18, 1997 between       (9)
                     the Issuer and Imperial Bank.

       10.27         Agreement  of  Purchase  of  Receivable  dated July 13,  1999  between  the Issuer and       (23)
                     Imperial Bank.

       10.28         Employment  Agreement  dated  November  20,  1995  between  the  Issuer  and Steven R.       (4)
                     Verdooner.

       10.29         Amendment  dated  effective July 14, 1997 to Employment  Agreement  dated November 20,       (16)
                     1995 between the Issuer and Steven R. Verdooner.



       10.30         The  Company's  1995  Nonstatutory  Stock Option Plan and sample form of  Nonstatutory       (5)
                     Stock Option Agreement.

       10.31         The  Company's  1997  Nonstatutory  Stock Option Plan and sample form of  Nonstatutory       (12)
                     Stock Option Agreement.

       10.32         Promissory  Note dated April 30, 1998 from the Issuer to Premier Laser  Systems,  Inc.       (15)
                     in the maximum  amount of $500,000 due in full upon the earlier of (i) written  demand by Premier or (ii) April 30, 1999.

       10.33         Security  Agreement  dated April 30, 1998 by and between the Issuer and Premier  Laser       (15)
                     Systems, Inc.

       10.34         Form of  Indemnification  Agreement  between  the  Issuer  and each of its  directors,       (16)
                     officers and certain key employees.

       10.35         Manufacturing  Agreement  dated March 7, 1999  between  the Issuer and  Premier  Laser       (17)
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

OPHTHALMIC IMAGING SYSTEMS                              Date:  December 20, 1999

By   /s/ STEVEN R. VERDOONER
     ------------------------------------------
     Steven R. Verdooner, President and Chief
     Executive Officer


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.


/s/ STEVEN R. VERDOONER                       President, Chief Executive Officer and                  December 20, 1999
-----------------------------------------     Director
Steven R. Verdooner                           (Principal Executive Officer)


/s/ STEVE C. LAGORIO                          Chief Financial Officer and Secretary                   December 20, 1999
-----------------------------------------     (Principal Financial Officer and
Steven C. Lagorio                             Principal Accounting Officer)



/s/ WALT WILLIAMS                             Director                                                December 19, 1999
------------------------------------------
Walt Williams


/s/ R. JOSEPH ALLEN                           Director                                                December 21, 1999
------------------------------------------
R. Joseph Allen


/s/ DANIEL S. DURRIE, M.D.                    Director                                                December 21, 1999
-------------------------------------------
Daniel S. Durrie, M.D.


                                              Director                                              December ____, 1999
Randall C. Fowler



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