Form 10QSB
period 1999-11-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2000-01-14
CIK 885317

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1999

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

         Yes      XX                No

As of January 14, 2000, 4,305,428 shares of common stock, at no par value, were outstanding.

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                November 30, 1999
                                   (Unaudited)

Assets
Current assets:
      Cash and equivalents                                                               $          246,852
      Accounts receivable, net                                                                      298,117
      Inventories, net                                                                              354,351
      Prepaid expenses and other current assets                                                      48,991
                                                                                         -------------------
Total current assets                                                                                948,311
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,030,706                                                   285,765
Other assets                                                                                         12,386
                                                                                         -------------------
                                                                                         $        1,246,462
                                                                                         ===================

Liabilities and Stockholders' Equity
Current liabilities:
      Borrowings under line of credit                                                    $           24,844
      Borrowings under note payable to, and unsecured
           advances from significant shareholder                                                  1,323,889
      Accounts payable                                                                              867,012
      Accrued liabilities                                                                         1,414,145
      Accrued warrant appreciation right                                                            300,442
      Deferred extended warranty revenue                                                             94,190
      Customer deposits                                                                             687,652
      Capitalized lease obligation and other notes payable                                            8,939
                                                                                         -------------------
Total current liabilities                                                                         4,721,113
Capitalized lease obligation and other notes payable,
      less current portion                                                                           17,331
Commitments
Stockholders' deficit:
      Preferred stock, without par value, 20,000,000 shares authorized:
           Series A Junior Participating Preferred Stock, without par value,
                100,000 shares authorized;  none issued or outstanding                                   --
           Series B Preferred Stock, $.01 par value, 2,000 shares
                 authorized; 150 issued and outstanding                                               3,750
      Common stock, no par value, 20,000,000 shares authorized;
           4,305,428 issued and outstanding                                                      10,518,854
      Deferred compensation                                                                         (74,411)
      Accumulated deficit                                                                       (13,940,175)
                                                                                         -------------------
Total stockholders' deficit                                                                      (3,491,982)
                                                                                         -------------------
                                                                                         $        1,246,462
                                                                                         ===================

See accompanying notes.


                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                                   Three months ended November 30,
                                                       1999                   1998
                                               ------------------     ------------------

Net revenues                                   $       1,010,168      $       1,490,234
Cost of sales                                            746,346                972,421
                                               ------------------     ------------------
Gross Profit                                             263,822                517,813
Operating expenses:
     Sales and marketing                                 548,647                525,387
     General and administrative                          247,348                299,864
     Research and development                            122,420                207,914
                                               ------------------     ------------------
          Total operating expenses                       918,415              1,033,165
                                               ------------------     ------------------
Income (loss) from operations                           (654,593)              (515,352)
Other expense, net                                       (37,771)               (42,010)
                                               ------------------     ------------------
Net income (loss)                              $        (692,364)     $        (557,362)
                                               ==================     ==================

Shares used in the calculation of basic
     net income (loss) per share                       4,221,362              4,155,428
                                               ==================     ==================
Basic net income (loss) per share              $           (0.16)     $           (0.13)
                                               ==================     ==================

Shares used in the calculation of diluted
     net income (loss) per share                       4,221,362              4,155,428
                                               ==================     ==================
Diluted net income (loss) per share            $           (0.16)     $           (0.13)
                                               ==================     ==================

See accompanying notes.


                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)


                                                                          Three months ended November 30,
                                                                            1999                    1998
                                                                     ------------------       -----------------

Operating activities:
Net loss                                                              $        (692,364)       $       (557,362)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                          31,359                  32,924
          Stock option compensation expense                                      19,722                  32,365
          Net decrease (increase) in current assets other
               than cash and equivalents                                        138,786                 (67,633)
          Net increase in current liabilities other than
               short-term borrowings                                            509,243                 479,002
                                                                     ------------------       -----------------
Net cash provided by (used in) operating activities                               6,746                 (80,704)
Investing activities:
Purchases of furniture and equipment                                            (13,994)                     --
Net (increase) decrease in other assets                                          (5,001)                   (547)
                                                                      ------------------       -----------------
Net cash used in investing activities                                           (18,995)                   (547)
Financing activities:
Principal payments on notes payable                                                  --                    (132)
Net  (repayments of) proceeds from borrowings under
     note payable to and unsecured advances from
     significant shareholder                                                     (3,750)                  9,289
Net proceeds from (repayments of) line-of-credit
Net proceeds from sale of common stock                                           56,250                      --
Net proceeds from sale of preferred stock                                         3,750                      --
                                                                      ------------------       -----------------
Net cash used in financing activities                                            81,094                 (68,847)
                                                                      ------------------       -----------------
Net decrease in cash and equivalents                                             68,845                (150,098)
Cash and equivalents at beginning of period                                     178,007                 514,186
                                                                      ------------------       -----------------
Cash and equivalents at end of period                                 $         246,852        $        364,088
                                                                      ==================       =================

Supplemental schedule of noncash financing activities:
Reduction of borrowings under note payable to and
     unsecured advances from significant shareholder
     in exchange for inventory, net                                   $         143,213        $             --
                                                                      ==================       =================

See accompanying notes.


                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

              Three Month Periods ended November 30, 1999 and 1998

                                   (Unaudited)


Note 1.         Basis of Presentation

                The  accompanying   unaudited  condensed  balance  sheet  as  of
                November 30, 1999, condensed statements of operations for the three month periods ended November 30, 1999 and 1998 and the condensed statements of cash flows for the three month periods ended November 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1999 on Form 10-KSB/A. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended November 30, 1999 are not necessarily indicative of the operating results for the full year.

                Certain amounts in the fiscal 1999 financial statements have been reclassified to conform with the presentation in the fiscal 2000 financial statements.

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

Note 2.         Net Income (Loss) Per Share (continued)

                The following table sets forth the computation of basic and diluted income (loss) per share:

                                                             Unaudited
                                                         Three Months Ended
                                                            November 30,
                                                        1999            1998
                                                    -----------     -----------

                Numerator for basic and diluted
                net income (loss) per share         $ (692,364)     $ (557,362)
                                                    ===========     ===========

                Denominator for basic net income
                (loss) per share:
                   Weighted average shares           4,221,362       4,155,428

                Effect of dilutive securities:
                   Employee/director stock                  --              --
                options
                   Warrants and other                       --              --
                                                    ------------   -----------
                Dilutive potential common shares            --              --
                                                    ------------   -----------
                Denominator for diluted net
                income (loss) per share              4,155,362       4,155,428
                                                    ===========     ===========

                Basic net income (loss) per share   $    (0.16)     $    (0.13)
                                                    ===========     ===========

                Diluted net income (loss) per
                share                               $    (0.16)     $    (0.13)
                                                    ===========     ===========

Note 3.         Short-Term Borrowings

                The Company entered into an accounts receivable credit agreement (the "Agreement") with a bank (the "Bank") in July 1999. The Agreement allows for up to an 80% advance rate on eligible receivable balances. Borrowings are secured by substantially all assets of the Company and bear interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank is the greater of interest calculated in accordance with the immediately preceding sentence or $1,200. The Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. At November 30, 1999, approximately $24,844 in principal was outstanding under the Agreement.

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

                At November 30, 1999, the Company had recorded approximately $1,508,000 in principal and interest outstanding under the Note and unsecured advances, of which approximately $183,800 of accrued interest was included in other accrued liabilities. The principal amount is net of, among other things, an offset for inventory transferred to Premier pursuant to a Manufacturing Agreement entered into between the Company and Premier (see Note
                5).

                In October 1999, the Company and Premier entered into a Merger Agreement whereby, among other things, the parties have agreed that no payments will be required with respect to amounts owing as of August 31, 1999 under the Note and unsecured advances during the term of the Merger Agreement (see Note 6).

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

                Under the terms of the Manufacturing Agreement, among other things, the Company charges Premier for certain inventory transferred to Premier and Premier charges the Company for products manufactured pursuant to the Manufacturing Agreement.

Note 6.         Merger Agreement

                On October 21, 1999, the Company and Premier entered into an agreement and plan of reorganization (the "Merger Agreement"), whereby, upon requisite shareholder approval and the satisfaction of certain other preconditions, the Company will become a wholly-owned subsidiary of Premier and each share of the Company's common stock, other than any dissenting shares and any stock then owned by Premier or its subsidiaries, will convert into 0.80 shares of Premier's common stock. The Merger Agreement will terminate on January 31, 2000 or earlier based on the occurrence of certain events set forth in the Merger
                Agreement. The   parties   are   currently  in discussion with
                regard to an extension   of   time to complete the transactions
                contemplated by    the   Merger   Agreement.  Under  the Merger
                Agreement, among other  things,  the  parties  have agreed that
                no payments   will be required  during the term of the Merger
                Agreement with respect to amounts owing by the Company to Premier as of August 31, 1999 (see Note 4).

                The Company's Board of Directors (the "Board") has approved the Merger Agreement and the transactions contemplated thereby, including the acquisition of the Company, and has agreed to submit the Merger Agreement to the Company's shareholders for their approval.

                To permit the acquisition by Premier and all other actions contemplated by the Merger Agreement, the Board, after considering the terms of the Merger Agreement and an opinion rendered by the Company's independent financial advisors as to the fairness of Premier's offer to the shareholders of the Company, amended the Company's Rights Agreement effective in October 1999.

Note 7.         Series B Preferred Stock and Related Agreements

                The Company and Premier also executed a Series B Preferred Stock Purchase Agreement on October 21, 1999 whereby, among other things, the Company agreed to sell to Premier, upon the issuance by the Company of shares of its common stock pursuant to the exercise of stock options, shares of the Company's Series B Preferred Stock at a price of $25 per share with each share carrying the voting power of 1,000 shares of the Company's common stock.

                Also on October 21, 1999, the Company, Premier and three of the Company's outside directors (the "exercising Directors") entered into a stock purchase agreement (the "Agreement") pursuant to which, among other things, the Exercising Directors each exercised options to purchase 50,000 shares of common stock at an exercise price of $0.375 per share resulting in net proceeds to the Company of $56,250.

                The stock purchased by the Exercising Directors is restricted and subject to repurchase by the Company until the earlier of May 9, 2000 or the Effective Date of the Company's acquisition by Premier, as defined in the Merger Agreement (see Note 6). Also under the terms of the Agreement, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750. These 150 shares of Series B Preferred Stock are also restricted and subject to repurchase by the Company if the Company repurchases any of the common stock purchased by the Exercising Directors.

                As a result of the foregoing transactions, Premier owns approximately 49 1/2% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, resulting in sole voting power of approximately 53%.

Note 8.         Ability to Continue as a Going Concern

                The Company has an accumulated deficit of $13,940,175 at November 30, 1999. In addition, current liabilities exceed current assets by $3,772,802 as of that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                During October 1999, the Company entered into an agreement and plan of reorganization (the "Merger Agreement") with Premier. The Company's Board of Directors has approved the Merger Agreement and the transactions contemplated thereby, and has agreed to submit the Merger Agreement to the Company's shareholders for their approval (see Note 6).

                Under the terms of the Merger Agreement, the Company would need to obtain Premier's prior consent with respect to securing additional capital beyond that generated from operations, and the Company has requested Premier's cooperation and assistance in that regard. There can be no assurance, however, that any financing arrangements for securing additional capital will be available, and, if available, can be obtained on terms favorable to the Company and acceptable to Premier.

                In addition, as a consequence of the Merger Agreement, certain holders of options to purchase shares of the Company's common stock may be inclined to exercise these stock options. The Company could receive substantial proceeds from the exercise of these stock options; however, there can be no assurance that any stock options will be exercised in the near term, if at all.

                In the event that the transactions contemplated under the Merger Agreement are not consummated, then the Company's ability to continue as a going concern would be seriously jeopardized, and would depend upon its ability to restructure payment terms and/or obtain substantial new financing to repay its debts and ensure continued supply of materials and services.

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

Overview

To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The Company has a reputation within the ophthalmic community for producing high quality, reliable, easy to use equipment and believes itself to be an acknowledged industry leader in the technology and sales of digital ophthalmic imaging systems. The primary target market for the Company's digital angiography systems has been retinal specialists.

The Company is currently attempting to expand its role in the ophthalmic imaging field by developing new ocular imaging devices and applications targeted at the broader markets of general ophthalmology and optometry.

In this regard, commencing in fiscal year 1998, OIS has applied significant resources to the development of two ocular imaging devices, the Digital Fundus Imager the ("DFI") and the Digital Slit Lamp Imager (the "DSLI"). The Company is focusing a majority of its current development, manufacturing, marketing and sales efforts on its DFI and DSLI products, and commenced delivering these products during the fourth quarter of fiscal 1999 after experiencing certain delays.

At the 1998 Annual Meeting of the American Academy of Ophthalmology (the "1998 AAO Meeting") held during the first quarter of fiscal 1999, the DFI received considerable interest and the Company has received significant purchase commitments for the product. However, the Company has limited financial and operational resources, including manufacturing, marketing and selling capacity to meet any significant demand resulting from the introduction of this product. To address this situation, during the third quarter of fiscal 1999, the Company entered into the Manufacturing Agreement with Premier Laser Systems, Inc. a California corporation ("Premier"), whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI. Initial deliveries of revenue generating products manufactured by Premier under the Manufacturing Agreement were made during the third quarter of fiscal 1999. The Company entered into the Manufacturing Agreement to reduce the cost of manufacturing its products and to take advantage of Premier's manufacturing capabilities, but there can be no assurance that this arrangement will provide the Company the anticipated benefits. To date, the Company has incurred increased costs and significant delays in deliveries of its products under the Manufacturing Agreement.

In addition, the Company recently agreed with Premier on co-marketing and selling arrangements whereby, among other things: (a) the Company will distribute in the United States and Canada certain of Premier's EyeSys products; and (b) Premier will distribute the Company's products in certain international markets. In anticipation of these arrangements, the Company and Premier have been selling their ophthalmic products through a jointly managed EyeSys Vision Group, which made its debut at the American Society of Cataract and Refractive Surgery meeting in April 1999. To date, the Company has incurred increased costs under these arrangements and it is unclear at this time whether these arrangements will result in significant, if any, benefit to OIS.

The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At November 30, 1999, the Company had an accumulated deficit in excess of $13 million and its current liabilities exceeded its current assets by more than $3 million. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

On February 25, 1998, the Company and Premier entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby Premier would offer to buy those shares of the Company's common stock not already owned by it. As a condition to the Stock Purchase Agreement, the Company agreed to amend its Rights Agreement to permit Premier to acquire up to 51.3% of the Company's outstanding common stock in private purchase agreements made simultaneously with the execution of the Stock Purchase Agreement.

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

On October 21, 1999, the Company and Premier entered into an Agreement and Plan of Reorganization (the "Merger Agreement") whereby, upon requisite shareholder approval, the Company will become a wholly-owned subsidiary of Premier. The Company's Board of Directors (the "Board") has approved the Merger Agreement and the transactions contemplated thereby, including the acquisition of the Company, and has agreed to submit the Merger Agreement to the Company's shareholder for their approval. The Merger Agreement will terminate on January 31, 2000 or earlier based on the occurrence of certain events set forth in the Merger Agreement and the parties are currently in discussion with regard to an extension of time to complete the transactions contemplated by the Merger Agreement.

To permit the acquisition by Premier and all other actions contemplated by the Merger Agreement, the Board, after considering various factors, amended the Company's Rights Agreement effective in October 1999.

In addition, the Company and Premier entered into two stock purchase agreements on October 21, 1999 with respect to the Company's Series B Preferred Stock whereby, among other things, Premier purchased 150 shares of the Company's Series B Preferred Stock with each share carrying the voting power of 1,000 shares of the Company's common stock, at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750.

As a result of the foregoing transactions, Premier currently owns 49 1/2% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

The Company's results of operations have historically fluctuated from quarter to quarter due to a number of factors and are not necessarily indicative of the results to be expected for any future period or expected for the fiscal year ending August 31, 2000. There can be no assurance that revenue growth or profitability can be achieved or sustained in the future.

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

Results of Operations

The Company incurred a net loss of $692,364, or $.16 per share, for the first quarter of fiscal 2000 as compared to a net loss of $557,362, or $.13 per share, for the first quarter of fiscal 1999. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 2 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

The 1999 figures reflect the negative impact attributable to continuing diversion of the Company's resources and management's attention to acquisition matters during the period. The results of operations for the first quarter of 2000 figures reflect the adverse impact on revenues and corporate operations resulting from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the period under the Manufacturing Agreement with Premier. In addition, the Company has incurred higher than normal costs and professional fees and expenses in connection the contemplated transactions with Premier, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

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

The Company's revenues for the first quarter of fiscal 2000 were $1,01,168 representing a decrease of approximately 32% from revenues of $1,490,234 for the first quarter of fiscal 1999. The reduced revenue levels during fiscal 2000 resulted, in large part, from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the period under the Manufacturing Agreement with Premier. In addition, this reduction reflects, to some extent, the adverse impact of management's efforts being directed to the negotiation of the Merger Agreement with Premier during the period and less time devoted to the generation of sales. Lastly, the fiscal 2000 first quarter revenue levels were negatively affected by the allocation of the Company's selling resources away from its core WinStation products. Substantial selling resources were allocated during the period to EyeSys products in support of co-marketing and co-selling arrangements with Premier as well as the Company's low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. These low-cost digital imaging products were introduced at the 1998 AAO Meeting and the Company has received significant purchase commitments for these products. While the Company made its initial commercial deliveries of these products during the fourth quarter of fiscal 1999, revenues from the sales of these units to date have been below management's initial expectations for a variety of reasons, including those noted above as well as certain delays inherent in the launch of new technology-based products. As a result of the foregoing, the Company currently has a significant backlog of orders.

Gross margins were approximately 26% during the first quarter ended November 30, 1999 versus approximately 35% for the comparable quarter of 1999. As a consequence of fixed expense levels representing a higher percentage of revenues during the first quarter of fiscal 2000 versus the comparable period of fiscal 1999, the lower gross margin percentage during the first quarter of 2000 is due in large measure to the significantly reduced revenue levels. The Company continues to evaluate its expenses in this area consistent with current and anticipated business conditions. The Company hopes its current manufacturing relationship with Premier will provide certain efficiencies and improve gross margins. To date, however, the Company has expended considerable resources in connection with the outsourcing arrangements under the Manufacturing Agreement and has experienced delays in the timely delivery of certain of its products during the transition period, both of which have adversely impacted gross margins. While both companies are collaborating to maximize efficiencies with respect to the production of the Company's products under the Manufacturing Agreement, continued delays in delivering products, if significant, would adversely impact the Company.

Sales and marketing and general and administrative expenses accounted for approximately 79% of total revenues during the first quarter of fiscal 2000 as compared with approximately 55% during the first quarter of fiscal 1999, with the increased percentage resulting principally as a function of the reduced revenue levels during the first quarter of 2000. Actual expense levels decreased slightly, to $795,995 during the first quarter of 2000 versus $825,251 during the first quarter of 1999. Primary contributing factors to the decreased expenses were reduced commissions and other costs associated with decreased revenue levels during the first quarter of 2000 versus the comparable period 1999. The Company is currently implementing marketing and selling alternatives in an effort to reduce costs and/or improve efficiencies in this area, including consolidating its current product offerings and entering into co-marketing and selling arrangements with Premier.

Research and development expenses decreased by approximately 41% to $122,420, or approximately 12% of revenues in the first quarter of fiscal 2000 from $207,914, or approximately 14% of revenues in fiscal 1999. The Company intends to continue to focus its research and development efforts on its new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on whether Premier and OIS consummate the transactions contemplated under the Merger Agreement.

Other expense was $37,771 during the first quarter of fiscal 2000 versus $42,010 during the same period of 1999 and in both periods was comprised principally of interest expense associated with borrowings and unsecured advances from Premier, as well as borrowings under credit facilities with the Company's bank.

Liquidity and Capital Resources

The Company's operating activities generated cash of $6,746 in the first quarter of fiscal 2000 and used cash of $80,704 in the first quarter of fiscal 1999. The cash generated from operations during the first quarter of fiscal 2000 was principally from increases in customer deposits from orders generated at the recently completed 1999 Annual Meeting of the American Academy of Ophthalmology, increased accounts payable and accrued liability levels and collection of accounts receivable, which amounts essentially offset cash expended to fund the net loss during the period. The cash used in operations during the first quarter of 1999 was expended principally to fund the net loss during the period. This amount was significantly offset by increases in customer deposits from orders generated at the 1998 AAO Meeting and increases in accrued liabilities, including  those  liabilities  accrued in  connection  with  professional  costs
associated  with  on-going   negotiations  with  Premier  as  well  as  interest
associated  with  borrowings  from  Premier  (see  Note 4 of Notes to  Condensed

Financial Statements included in Item 1 of this Form 10-QSB).

Cash used in investing activities was $18,995 during the first quarter of 2000 as compared to $547 during the same period for 1999. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending improved cash flow.

The Company generated cash from financing activities of $81,094 during the first quarter of fiscal 2000 as compared to using cash of $68,847 during the same period of fiscal 1999. The cash generated from financing activities during the first quarter of fiscal 2000 was resulted from the exercise of stock options by the Exercising Directors during the period as well as an increase in the amount of borrowings under the credit facility with Imperial Bank (the "Bank"). In addition, pursuant to certain stock purchase agreements with respect to the Company's Series B Preferred Stock, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750. The use of cash in financing activities during the 1999 period was principally repayments of borrowings under the credit facility with the Bank, which amount was partially offset by an increase in the amount of borrowings under the note payable to and unsecured advances by Premier. Principal repayments on notes payable to parties other than Premier were negligible in 1999.

As discussed in further detail in Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 13, 1999, the Company entered into an accounts receivable credit agreement (the "Credit Agreement") with the Bank. The Credit Agreement allows for up to an 80% advance rate on eligible accounts receivable balances. The Bank has full recourse against the Company under the Credit Agreement and the Credit Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. Borrowings under the Credit Agreement bear interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank is the greater of interest calculated in the manner described above or $1,200. Under the terms of the Credit Agreement, borrowings are secured by substantially all of the Company's assets. Approximately $24,800 was outstanding under the Credit Agreement at November 30, 1999.

Additionally, as discussed further in Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-KSB, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). The Company has borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by Premier or April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings under the Credit Agreement with the Bank. Premier also has made certain unsecured advances to the Company which are not specifically covered by the Premier Note. At November 30, 1999, the Company had recorded approximately $1.5 million of indebtedness to Premier, including principal and interest outstanding under the Note and unsecured advances, as well as charges and credits pursuant to the terms of the Manufacturing Agreement, and excluding a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 over which there is disagreement between Premier and the Company as to whether the Company is entitled to said termination fee and whether such termination fee can be used as an offset to the Company's debt to Premier. Pursuant to terms of the Merger Agreement, the parties have agreed that no payments will be required with respect to amounts owing as of August 31, 1999 during the term of the Merger Agreement. If the transactions contemplated under the Merger Agreement are not consummated and demand for payment is made by Premier, the Company's ability to continue as a going concern could be seriously jeopardized, and would depend upon its ability to obtain new financing to repay the debt to Premier.

At November 30, 1999, the Company's cash and cash equivalents were $246,852. Even if no demand is made for payment of amounts owing under the Premier Note and the transactions contemplated under the Merger Agreement are consummated, the Company's existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Credit Agreement may not be adequate to meet its liquidity and capital requirements in the immediate term. Substantial delays in the delivery of the Company's products, including the mass introduction of its DFI and DSLI products, would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. At November 30, 1999, the Company had accrued approximately $300,000 in contingent liability under the stock appreciation right.

Under the terms of the Merger Agreement, the Company would need to obtain Premier's prior consent with respect to securing additional capital beyond that generated from operations, and the Company has requested Premier's cooperation and assistance in that regard. There can be no assurance, however, that any financing arrangements for securing additional capital will be available, and, if available, can be obtained on terms favorable to the Company and acceptable to Premier.

In addition, as a consequence of the Merger Agreement, certain holders of options to purchase shares of the Company's common stock may exercise those options. The Company could receive substantial proceeds from the exercise of these stock options; however, there can be no assurance that any stock options will be exercised in the near term, if at all.

In the event that the transactions contemplated under the Merger Agreement are not consummated, the Company will likely have difficulty in meeting any significant demand for its products without an infusion of capital or other improvements in its liquidity position. Its ability to continue as a going concern would be seriously jeopardized, and would depend upon its ability to restructure payment terms and/or obtain substantial new financing to repay its debts and ensure continued supply of materials and services.

                            PART II OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    On October 18, 1999, the Company filed with the California Secretary of State a certificate of determination establishing the rights and privileges of the Company's convertible Series B Preferred Stock. Reference is made to the Company's Form 8-K filed on November 24, 1999 summarizing those rights and privileges.

                    On October 21, 1999, the Company and Premier executed a Series B Preferred Stock Purchase Agreement whereby, among other things, the Company agreed to sell to Premier, upon the issuance by the Company of shares of its common stock pursuant to the exercise of stock options, shares of the Company's Series B Preferred Stock at a price of $25 per share with each share carrying the voting power of 1,000 shares of the Company's common stock.

                    Also on October 21, 1999, the Company, Premier and three of the Company's outside directors (the "exercising Directors") entered into a stock purchase agreement (the "Agreement") pursuant to which, among other things, the Exercising Directors each exercised options to purchase 50,000 shares of common stock at an exercise price of $0.375 per share resulting in net proceeds to the Company of $56,250.

                    The stock purchased by the Exercising Directors is restricted and subject to repurchase by the Company until the earlier of May 9, 2000 or the Effective date of the Company's acquisition by Premier, as defined in the Merger Agreement (see Note 6). Also under the terms of the Agreement, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750. These 150 shares of Series B Preferred Stock are also restricted and subject to repurchase by the Company if the Company repurchases any of the common stock purchased by the Exercising Directors.

                    As a result of the foregoing transactions, Premier owns approximately 49 1/2% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, resulting in sole voting power of approximately 53%.

                    The sale of Series B Preferred Stock to Premier was exempt under the federal securities laws by virtue of Regulation D. Premier is a corporation with total assets in excess of $5 million, the total purchase price was of the transaction was less than $1 million and there was no general solicitation with respect to the transaction.

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

                    The aggregate amount recorded as liability at November 30, 1999 under the Note and unsecured advances, including principal and interest, was approximately $1,508,000, which amount was net of certain offset charges pursuant to the terms of the Manufacturing Agreement described in Note 5 of the Notes to Condensed Financial Statements.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted.
                    (b) On November 15, 1999, Issuer filed a Form 8-K to report that its past results of operations do not include any charges related to a potential contingent liability for sales taxes payable in an amount to be estimated on the basis of numerous probabilities that might, in the least favorable combination, reach $1.3 million.

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

                                  OPHTHALMIC IMAGING SYSTEMS
                                  (Registrant)


                                    By:  /s/  STEVEN R. VERDOONER
                                              ----------------------------------
                                              Steven R. Verdooner,
                                              Chief Executive Officer


                                    By:  /s/  STEVEN C. LAGORIO
                                              ----------------------------------
                                              Steven C. Lagorio,
                                              Chief Financial Officer (principal
                                              accounting officer)



Dated:  January 14, 2000

                                INDEX TO EXHIBITS


                                                                                                                Footnote
  Exhibit Number                                    Description of Exhibit                                      Reference
  ---------------                                   ----------------------                                      ---------

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

       (19) Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed on November 24, 1999.

       (20) Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed on November 24, 1999.

       (21) Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed on November 24, 1999.

       (22) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed on November 24, 1999.

       (23) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1999, filed on November 29, 1999.