Form 10QSB/A
period 1999-11-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2000-01-19
CIK 885317

FORM 10-QSB/A
                                (Amendment No. 1)

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

The purpose of this Amendment No. 1 to Form 10-QSB originally filed on January 14, 2000 for the quarterly period ended November 30, 1999 is to: (i) insert a line item previously omitted from the Condensed Statement of Cash Flows, financing activities; and (ii) modify two line item descriptions in the Condensed Statement of Cash Flows.

These amendments do not change the Registrant's net cash generated from (used in) financing activities or net increase (decrease) in cash and equivalents originally reported for such period.

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


                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)


                                                                          Three months ended November 30,
                                                                            1999                    1998
                                                                     ------------------       -----------------

Operating activities:
Net loss                                                              $        (692,364)       $       (557,362)
Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                          31,359                  32,924
          Stock option compensation expense                                      19,722                  32,365
          Net decrease (increase) in current assets other
               than cash and equivalents                                        138,786                 (67,633)
          Net increase in current liabilities other than
               short-term borrowings                                            509,243                 479,002
                                                                     ------------------       -----------------
Net cash provided by (used in) operating activities                               6,746                 (80,704)
Investing activities:
Purchases of furniture and equipment                                            (13,994)                     --
Net (increase) decrease in other assets                                          (5,001)                   (547)
                                                                      ------------------       -----------------
Net cash used in investing activities                                           (18,995)                   (547)
Financing activities:
Principal payments on notes payable                                                  --                    (132)
Net  (repayments of) proceeds from borrowings under
     note payable to and unsecured advances from
     significant shareholder                                                     (3,750)                  9,289
Net proceeds from (repayments of) line-of-credit
    borrowings                                                                   24,844                 (78,004)
Net proceeds from sale of common stock                                           56,250                      --
Net proceeds from sale of preferred stock                                         3,750                      --
                                                                      ------------------       -----------------
Net cash generated from (used in) in financing activities                        81,094                 (68,847)
                                                                      ------------------       -----------------
Net increase (decrease) in cash and equivalents                                  68,845                (150,098)
Cash and equivalents at beginning of period                                     178,007                 514,186
                                                                      ------------------       -----------------
Cash and equivalents at end of period                                 $         246,852        $        364,088
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



Dated:  January 19, 2000

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