Form 10QSB
period 2000-02-29
OPHTHALMIC IMAGING SYSTEMS INC
filed 2000-04-14
CIK 885317

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarterly period ended February 29, 2000

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

        Yes    XX            No

As of April 14, 2000, 4,305,428 shares of common stock, at no par value, were outstanding.

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                February 29, 2000
                                   (Unaudited)

Assets
Current assets:
      Cash and equivalents                                         $    137,499
      Accounts receivable, net                                          583,170
      Inventories, net                                                  329,653
      Prepaid expenses and other current assets                          36,242
                                                                   ------------
Total current assets                                                  1,086,564
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,062,452                       254,019
Other assets                                                             18,216
                                                                   ============
                                                                   $  1,358,799
                                                                   ============

Liabilities and Stockholders' Equity
Current liabilities:
      Borrowings under line of credit                              $          -
      Borrowings under note payable to, and unsecured
          advances from significant shareholder                       1,882,280
      Accounts payable                                                  687,018
      Accrued liabilities                                             1,281,033
      Accrued warrant appreciation right                                307,329
      Deferred extended warranty revenue                                 88,728
      Customer deposits                                                 536,949
      Capitalized lease obligation and other notes payable                8,939
                                                                   ------------
Total current liabilities                                             4,792,276
Capitalized lease obligation and other notes payable,
      less current portion                                               15,828
Commitments
Stockholders' deficit:
  Preferred stock, without par value, 20,000,000 shares authorized:
    Series A Junior Participating Preferred Stock, without par value,
       100,000 shares authorized; none issued or outstanding                  -
    Series B Preferred Stock, $.01 par value, 2,000 shares
       authorized; 150 issued and outstanding                             3,750
    Common stock, no par value, 20,000,000 shares authorized;
       4,305,428 issued and outstanding                              10,518,854
      Deferred compensation                                             (54,689)
      Accumulated deficit                                           (13,917,220)
                                                                   ------------
Total stockholders' deficit                                          (3,449,305)
                                                                   ============
                                                                   $  1,358,799
                                                                   ============

See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)



                                                  Three months ended                            Six months ended

                                      February 29, 2000      February 28,1999      February 29, 2000      February 28,1999
                                      -----------------      ----------------      -----------------      ----------------

Net revenues                          $       2,010,828      $      1,860,053      $       3,020,996      $      3,350,287
Cost of sales                                 1,219,735             1,077,985              1,966,081             2,050,406
                                      -----------------      ----------------      -----------------      ----------------
Gross Profit                                    791,093               782,068              1,054,915             1,299,881
Operating expenses:
    Sales and marketing                         397,684               400,153                946,331               925,540
    General and administrative                  278,274               223,928                525,622               523,792
    Research and development                     74,316               262,999                196,736               470,913
                                      -----------------      ----------------      -----------------      ----------------
         Total operating expenses               750,274               887,080              1,668,689             1,920,245
                                      -----------------      ----------------      -----------------      ----------------
Income (loss) from operations                    40,819              (105,012)              (613,774)             (620,364)
Other expense, net                              (17,864)              (21,926)               (55,635)              (63,936)
                                      -----------------      ----------------      -----------------      ----------------
Net income (loss)                     $          22,955      $       (126,938)     $        (669,409)     $       (684,300)
                                      =================      ================      =================      ================

Shares used in the calculation of basic
    net income (loss) per share               4,305,428             4,155,428              4,263,395             4,155,428
                                      =================      ================      =================      ================
Basic net income (loss) per share     $            0.01      $          (0.03)     $           (0.16)     $          (0.16)
                                      =================      ================      =================      ================
Shares used in the calculation of diluted
    net income (loss) per share               4,427,332             4,155,428              4,263,395             3,906,817
                                      =================      ================      =================      ================
Diluted net income (loss) per share   $            0.01      $          (0.03)     $           (0.16)     $          (0.18)
                                      =================      ================      =================      ================


See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)


                                                                       Six months ended

                                                           February 29, 2000     February 28, 1999
                                                           -----------------     -----------------

Operating activities:
Net loss                                                   $       (669,409)     $       (684,300)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                               63,105                66,192
         Stock option compensation expense                           39,444                55,240
         Net increase in current assets other than
             cash and equivalents                                  (108,820)             (185,996)
         Net increase in current liabilities other than
             short-term borrowings                                  873,747               327,067
                                                           ----------------      ----------------
Net cash provided by (used in) operating activities                 198,067              (421,797)
Investing activities:
Purchases of furniture and equipment                                (13,994)               (9,663)
Net increase in other assets                                        (10,831)              (11,277)
                                                           ----------------      ----------------
Net cash used in investing activities                               (24,825)              (20,940)
Financing activities:
Principal payments on notes payable                                      --                  (318)
Net (repayments of) proceeds from borrowings under
     note payable to and unsecured advances from
     significant shareholder                                       (273,750)                9,289
Net proceeds from (repayments of) line-of-credit
     borrowings                                                          --                50,519
Net proceeds from sale of common stock                               56,250                    --
Net proceeds from sale of preferred stock                             3,750                    --
                                                           ----------------      ----------------
Net cash (used in) provided by financing activities                (213,750)               59,490
                                                           ----------------      ----------------
Net decrease in cash and equivalents                                (40,508)             (383,247)
Cash and equivalents at beginning of period                         178,007               514,186
                                                           ----------------      ----------------
Cash and equivalents at end of period                      $        137,499      $        130,939
                                                           ================      ================

Supplemental schedule of noncash financing activities:
Increase in borrowings under note payable to and
     other advances from significant shareholder,
     net of reductions in exchange for inventory           $        685,178      $             --
                                                           ================      ================



See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

    Three and Six Month Periods ended February 29, 2000 and February 28, 1999

                                   (Unaudited)


Note 1.      Basis of Presentation

             The accompanying unaudited condensed balance sheet as of February 29, 2000, condensed statements of operations for the three and six month periods ended February 29, 2000 and February 28, 1999 and the condensed statements of cash flows for the six month periods ended February 29, 2000 and February 28, 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1999 on Form 10-KSB/A. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended February 29, 2000 are not necessarily indicative of the operating results for the full year.

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

Note 2.      Net Income (Loss) Per Share (continued)

             The following table sets forth the computation of basic and diluted income (loss) per share:


                                           Unaudited                              Unaudited
                                       Three Months Ended                      Six Months Ended
                                   February 29,   February 28,        February 29,        February 28,
                                       2000            1999               2000                1999
                                   ------------   ------------        ------------        ------------

Numerator for basic and
diluted net income (loss)
per share                          $     22,954   $   (126,938)       $   (669,410)       $   (684,300)
                                   ============   ============        ============        ============
Denominator for basic net
income (loss) per share:
  Weighted average shares             4,305,428      4,155,428           4,263,395           4,155,428
Effect of dilutive securities:
  Employee stock options                121,904             --                  --                  --
  Warrants and other                         --             --                  --                  --
                                   ------------   ------------        ------------        ------------
Dilutive potential common shares        121,904             --                  --                  --
                                   ============   ============        ============        ============
Denominator for diluted
net income (loss) per share           4,427,332      4,155,428           4,263,395           4,155,428
                                   ============   ============        ============        ============
Basic net income (loss) per share  $       0.01   $      (0.03)       $      (0.16)       $      (0.16)
                                   ============   ============        ============        ============
Diluted net income (loss)
per share                          $       0.01   $      (0.03)       $      (0.16)       $      (0.16)
                                   ============   ============        ============        ============



Note 3.      Short-Term Borrowings

             The Company entered into an accounts receivable credit agreement (the "Agreement") with a bank (the "Bank") in July 1999. The Agreement allows for up to an 80% advance rate on eligible receivable balances. Borrowings are secured by substantially all assets of the Company and bear interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank is the greater of interest calculated in accordance with the immediately preceding sentence or $1,200. The Agreement remains in effect from year to year unless terminated in writing by the Company or the Bank. At February 29, 2000, no principal borrowings were outstanding under the Agreement.

Note 4.      Note Payable to Related Party

             On April 30, 1998, the Company executed a promissory note (the "Note") in favor of Premier Laser Systems, Inc., a California corporation ("Premier"). Under the Note, borrowings against the Note were available to the Company in the form of periodic advances. The maximum principal amount available under the Note was $500,000, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of (i) written demand by Premier or (ii) April 30, 1999. Under the terms of the Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings against the accounts receivable credit line with the

             Company's   Bank  (see  Note  3).   Premier  also  has  made  other
             substantial advances to the Company that are not covered by the Note.

             In February 2000, Premier made demand for repayment of gross amount of intercompany debt calculated by Premier to be in excess of $2 million.

             At February 29, 2000, the Company had recorded approximately $2,086,000 in principal and interest outstanding under the Note and other advances, of which approximately $203,500 of accrued interest was included in other accrued liabilities. The principal amount is net of, among other things, an offset for inventory transferred to Premier pursuant to a Manufacturing Agreement entered into between the Company and Premier (see Note 5). The principal amount is not net of a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 over which there is disagreement between Premier and the Company as to whether the Company is entitled to said termination fee and whether such termination fee can be used as an offset to the Company's debt to Premier, nor is it net of other offsets in presently undetermined amounts to which the Company believes it is entitled.

Note 5.      Manufacturing Agreement

             In March 1999, the Company and Premier entered into a manufacturing
             agreement  ("Manufacturing   Agreement")  whereby  Premier  was  to
             manufacture the majority of the Company's products.

             Under the terms of the Manufacturing Agreement, among other things, the Company charged Premier for certain inventory transferred to Premier and Premier charged the Company for products manufactured pursuant to the Manufacturing Agreement.

             In February 2000, Premier discontinued production of the Company's products under the Manufacturing Agreement. Premier has alleged that the Company breached the Manufacturing Agreement and therefore was entitled to terminate the Manufacturing Agreement and force the Company to purchase inventory in an amount in excess of $850,000. The Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid and that the Company has its own substantial claims for breach in presently undetermined amounts.

Note 6.      Merger Agreement

             On October 21, 1999, the Company and Premier entered into an agreement and plan of reorganization (the "Merger Agreement"), whereby, upon requisite shareholder approval and the satisfaction of certain other preconditions, the Company would become a wholly-owned subsidiary of Premier.

             In February 2000, Premier notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated the Merger Agreement on February 17, 2000. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Note 7.      Series B Preferred Stock and Related Agreements

             The Company and Premier executed a Series B Preferred Stock Purchase Agreement on October 21, 1999 whereby, among other things, the Company agreed to sell to Premier, upon the issuance by the Company of shares of its common stock pursuant to the exercise of stock options, shares of the Company's Series B Preferred Stock at a price of $25 per share with each share carrying the voting power of 1,000 shares of the Company's common stock.

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

Note 8.      Ability to Continue as a Going Concern

             The Company has an accumulated deficit of $13,917,220 at February 29, 2000. In addition, current liabilities exceed current assets by $3,705,712 as of that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

             As a consequence of Premier's repayment demands, together with the impact of the termination of the Merger Agreement and Manufacturing Agreement, the Company will likely have difficulty in meeting its near-term cash requirements, including those resulting from any significant demand for its products, without an infusion of capital or other improvements in its liquidity position (see Note 4, Note 5 and Note 6). Its ability to continue as a going concern will depend upon its ability to restructure payment terms and/or obtain substantial new financing to repay its debts and ensure continued supply of materials and services. To that end, the Company is exploring alternative sources of funding, including debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. While certain parties have expressed interest in these regards, to date, the Company has no commitment for outside funding and no assurance that it will be able to obtain outside funding upon terms and conditions that are satisfactory to the Company, if at all.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In an effort to expand its role in the ophthalmic imaging field by developing products and applications targeted at the broader markets of general ophthalmology and optometry, OIS has applied significant resources over the past two years to the development of two ocular imaging devices, the Digital Fundus Imager the ("DFI") and the Digital Slit Lamp Imager (the "DSLI").

At the 1998 Annual Meeting of the American Academy of Ophthalmology (the "1998 AAO Meeting") held during the first quarter of fiscal 1999, the DFI received considerable interest and the Company has received significant purchase commitments for that product.

The Company, however, has had limited financial and operational resources to meet the demand resulting from the introduction of this product. In that regard, during the third quarter of fiscal 1999, the Company entered into the Manufacturing Agreement with Premier Laser Systems, Inc. a California corporation ("Premier"), whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI.

In addition, the Company agreed with Premier on co-marketing and selling arrangements whereby, among other things: (a) the Company would distribute in the United States and Canada certain of Premier's EyeSys products; and (b) Premier would distribute the Company's products in certain international markets. In anticipation of these arrangements, the Company and Premier had been selling their ophthalmic products through a jointly managed EyeSys Vision Group, which made its debut at the American Society of Cataract and Refractive Surgery meeting in April 1999.

The Company entered into these arrangements in anticipation of the Merger Agreement, discussed in further detail below, and consummation of the transactions contemplated thereby. As a consequence of the termination of the Merger Agreement in February 2000 and Premier's filing for protection under the U.S. Bankruptcy Code in March 2000 and the related furlough of the preponderance of its workforce, the co-marketing and selling arrangements are no longer in effect and Premier has discontinued producing the Company's products under the Manufacturing Agreement. The Company has resumed manufacture and assembly of its products in its facilities in Sacramento, California but has incurred increased costs and significant delays in production and product deliveries as a result of these failed arrangements.

The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At February 29, 2000, the Company had an accumulated deficit in excess of $13 million and its current liabilities exceeded its current assets by more than $3 million. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

On February 25, 1998, the Company and Premier entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby Premier would offer to buy those shares of the Company's common stock not already owned by it. In August 1998, however, Premier notified that Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement and the Company thereupon terminated the Stock Purchase Agreement. As a result of such termination, the Company made demand to Premier for payment of a $500,000 termination fee as provided for in the Stock Purchase Agreement. The demand was not pursued at the time because of a revival of plans for merger of the companies.

On October 21, 1999, the Company and Premier entered into an Agreement and Plan of Reorganization (the "Merger Agreement") whereby, upon requisite shareholder approval, the Company would have become a wholly-owned subsidiary of Premier.

Also on October 21, 1999, the Company and Premier entered into two stock purchase agreements with respect to the Company's Series B Preferred Stock whereby, among other things, Premier purchased 150 shares of the Company's Series B Preferred Stock with each share carrying the voting power of 1,000 shares of the Company's common stock, at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750.

In February 2000, Premier notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated the Merger Agreement on February 17, 2000. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

As a result of the foregoing transactions, Premier currently owns 49 1/2% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

By letter dated February 17, 2000, Premier made demand for the repayment by the Company of certain intercompany debt allegedly owed to Premier, which Premier claims exceeds $2 million. Premier also alleged that the Company breached the Manufacturing Agreement and therefore was entitled to terminate the Manufacturing Agreement and force the Company to purchase inventory in an amount in excess of $850,000. The Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid and that the Company has its own substantial claims for breach in presently undetermined amounts.

The Company is actively exploring alternative sources of funding, including debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. While certain parties have expressed interest in these regards, to date, the Company has no commitment for outside funding and no assurance that it will be able to obtain outside funding upon terms and conditions that are satisfactory to the Company, if at all.

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

Results of Operations

The Company generated net income of $22,954, or $.01 per share, for the second quarter of fiscal 2000 as compared to incurring a net loss of $126,938, or $.03 per share, for the second quarter of fiscal 1999. The Company incurred a net loss of $669,410, or $.16 per share, for the first six months of 2000 versus a net loss of $684,300, or $.16 per share per share, for the comparable period of 1999. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 2 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

The 1999 figures reflect the negative impact attributable to continuing diversion of the Company's resources and management's attention to acquisition matters during the period. The results of operations for the first six months of 2000 figures reflect the adverse impact on revenues and corporate operations resulting from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the period under the Manufacturing Agreement with Premier. In addition, the Company has incurred higher than normal costs and professional fees and expenses in connection the contemplated transactions with Premier, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of sales taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1.4 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

The results of operations also do not include any amounts with respect to Premier's allegation that the Company is in breach of the Manufacturing Agreement and therefore owes to Premier an amount in excess of $850,000 for the purchase of certain inventory. The Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid, and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount of termination damages, if any, would not materially affect the Company's results of operations or cash flows in any given period. Subsequent to the claim, the Company has purchased and would be willing to continue to purchase inventory from Premier as and when needed to meet future production schedules.

The Company's revenues for the second quarter of fiscal 2000 were $2,010,828 representing an increase of approximately 8% from revenues of $1,860,053 for the second quarter of fiscal 1999. Revenues for the first six months of fiscal 2000 were $3,020,996, representing a decrease of approximately 10% from revenues of $3,350,287 for the comparable period of fiscal 1999. The reduced revenue levels during the first six months of fiscal 2000 resulted, in large part, from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the period under the Manufacturing Agreement with Premier. In addition, this reduction reflects, to some extent, the adverse impact of management's efforts being directed to the negotiation of the Merger Agreement with Premier during the period and less time devoted to the generation of sales. Lastly, the fiscal 2000 six-month revenue levels were negatively affected by the allocation of the Company's selling resources away from its core WinStation products. Substantial selling resources were allocated during the period to EyeSys products in support of co-marketing and co-selling arrangements with Premier as well as the Company's low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. These low-cost digital imaging products were introduced at the 1998 AAO Meeting and the Company has received significant purchase commitments for these products. While the Company made its initial commercial deliveries of these products during the fourth quarter of fiscal 1999, revenues from the sales of these units to date have been below management's  initial  expectations  for a variety of reasons,  including  those
noted  above  as  well  as  certain  delays   inherent  in  the  launch  of  new
technology-based products. While, as a result of the foregoing, the Company currently has a significant backlog of orders, the Company has noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. In addition, certain of the Company's sales, marketing and executive management personnel have recently resigned their positions, which could further adversely impact the Company's ability to generate new order bookings in the future. Certain of the executive management personnel are currently working with, and providing consulting services for, the Company as independent contractors. The Company's Chairman of the Board of Directors is presently acting as the Company's President until it is able to recruit and hire new management pending the results of its efforts to secure additional funding. Reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations.

Gross margins were approximately 39% during the second quarter ended February 29, 2000 versus approximately 42% for the comparable quarter of 1999. For the six-month period ended February 29, 2000, gross margins were approximately 35% as compared to approximately 39% during the comparable period of 1999. The lower gross margin percentages during the fiscal 2000 second quarter and six-month periods are due in large measure to product and other direct costs comprising a higher percentage of revenues during the periods as compared with the comparable periods of fiscal 1999. The Company has expended considerable resources in connection with the outsourcing arrangements under the Manufacturing Agreement and has experienced delays in the timely delivery of certain of its products during the transition period, both of which have adversely impacted gross margins. Premier has recently discontinued producing the Company's products under the Manufacturing Agreement and the Company has resumed manufacture and assembly of its products in its facilities in Sacramento, California. During this transition period, delays in delivering products, if significant, would adversely impact the Company.

Sales and marketing and general and administrative expenses accounted for approximately 34% of total revenues during the second quarter of both fiscal 2000 fiscal 1999. For the first six months of fiscal 2000 and fiscal 1999 such expenses accounted for approximately 49% and 43% of total revenues for the respective six-month periods, with the increased percentage resulting principally as a function of the reduced revenue levels during the six-month period of 2000. Expense levels increased to $675,958 during the second quarter of 2000 versus $624,081 during the second quarter of 1999. For the first six months of 2000, expense levels increased to $1,471,953 from $1,449,332 during the comparable period of 1999. As previously noted, certain sales, marketing and executive management personnel have recently resigned their positions and the Company's ability to recruit and hire new management is largely dependent on the results of its efforts to secure additional funding.

Research and development expenses decreased by approximately 72% to $74,316, or approximately 4% of revenues in the second quarter of fiscal 2000 from $262,999, or approximately 14% of revenues in the second quarter of fiscal 1999. For the first six months of fiscal 2000, such expenses accounted for approximately 7% of total revenues as compared to approximately 14% during the comparable period of

1999. While the Company intends to continue to focus its research and development efforts on its new digital image capture products and reducing cost configurations for its current products, the extent and focus of future research and development efforts will be extremely limited and depend, in large measure, on the Company's ability to secure additional funding.

Other expense was $17,864 during the second quarter of fiscal 2000 versus $21,926 during the same period of 1999. For the six-month periods, other expense was $55,635 and $63,936 in fiscal 2000 and fiscal 1999, respectively. Other expense in both years was comprised principally of interest expense associated with borrowings and other advances from Premier, as well as borrowings under credit facilities with the Company's bank. The fiscal 2000 expenses were partially offset by an insurance claim settlement during the second quarter.

Liquidity and Capital Resources

The Company's operating activities generated cash of $198,067 in the first six months of fiscal 2000 and used cash of $421,797 in the first six months of fiscal 1999. The cash generated from operations during the first six months of fiscal 2000 was principally from increased liability in connection with the Manufacturing Agreement with Premier, increases in customer deposits, increased accounts payable and collection of accounts receivable, which amounts more than offset cash expended to fund the net loss during the period. The cash used in operations during the first six months of 1999 was expended principally to fund the net loss during the period. This amount was partially offset by increases in customer deposits and increases in accrued liabilities, including accrued but unpaid interest associated with borrowings from Premier (see Note 4 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

Cash used in investing activities was $24,825 during the first six months of 2000 as compared to $20,940 during the same period for 1999. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending improved cash flow.

The Company used cash for financing activities of $213,750 during the first six months of fiscal 2000 as compared to generating cash of $59,490 during the same period of fiscal 1999. The cash generated from financing activities during the first six months of fiscal 2000 resulted from the exercise of stock options by the Exercising Directors during the period as well as the purchase by Premier of shares of the Company's Series B Preferred Stock. These amounts only partially offset amounts paid to Premier during the second quarter in connection with inventory purchases under the Manufacturing Agreement. The source of cash from financing activities during the 1999 period was principally proceeds from increased borrowings under the credit facility with Imperial Bank (the "Bank") and, to a lesser extent, an increase in the amount of borrowings under the note payable to and other advances by Premier.

As discussed in further detail in Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 13, 1999, the Company entered into an accounts receivable credit agreement (the "Credit Agreement") with the Bank. There were no outstanding borrowings under the Credit Agreement at February 29, 2000.

Additionally, as discussed further in Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-KSB, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). The Company has borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by Premier or April 30, 1999. Under the terms of the Premier Note, borrowings bear interest at the rate of 8 1/2% per annum, are secured by certain of the Company's assets and are subordinate to borrowings under the Credit Agreement with the Bank. Premier also has made other substantial advances to the Company that are not specifically covered by the Premier Note. At February 29, 2000, the Company had recorded approximately $2.1 million of indebtedness to Premier, including principal and interest outstanding under the Premier Note and other advances, as well as charges and credits pursuant to the terms of the Manufacturing Agreement. The amount is not net of a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 over which there is disagreement between Premier and the Company as to whether the Company is entitled to said termination fee and whether such termination fee can be used as an offset to the Company's debt to Premier, nor is it net of certain other offsets in a presently undetermined amount to which the Company believes it is entitled. By letter dated February 17, 2000, Premier made demand for the repayment of gross intercompany debt allegedly owed to Premier in an amount calculated by Premier to be in excess of $2 million. Premier also alleged that the Company breached the Manufacturing Agreement and therefore owes Premier in excess of $850,000 for the purchase of certain inventory. The Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid and that the Company has its own substantial claims for breach in presently undetermined amounts.

At February 29, 2000, the Company's cash and cash equivalents were $137,499. Premier's repayment demand notwithstanding, the Company's existing cash balances together with ongoing collections of its accounts receivable and available borrowing capacity under the Credit Agreement will likely not be adequate to meet its other liquidity and capital requirements in the immediate term. Substantial delays in the delivery of the Company's products would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. At February 29, 2000, the Company had accrued approximately $307,000 in contingent liability under the stock appreciation right.

As a consequence of Premier's repayment demands, together with the impact of the termination of the Merger Agreement and Manufacturing Agreement, the Company will likely have difficulty in meeting its near-term cash requirements, including those resulting from any significant demand for its products, without an infusion of capital or other improvements in its liquidity position (see Note 4, Note 5 and Note 6 of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-QSB). Its ability to continue as a going concern will depend upon its ability to restructure payment terms and/or obtain substantial new financing to repay its debts and ensure continued supply of materials and services. To that end, the Company is exploring alternative sources of funding, including debt financing, issuing equity securities and entering into other financing arrangements and/or strategic alliances. While certain parties have expressed interest in these regards, to date, the Company has no commitment for outside funding and no assurance that it will be able to obtain outside funding upon terms and conditions that are satisfactory to the Company, if at all.

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

          The sale of Series B Preferred Stock to Premier was exempt under the federal securities laws by virtue of Regulation D. Premier was a corporation with total assets in excess of $5 million, the total purchase price was of the transaction was less than $1 million and there was no general solicitation with respect to the transaction.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          As indicated in Note 4 of the Notes to Condensed Financial Statements, and addressed further in the Liquidity and Capital Resources discussion of Item 2 of Part I of this report, the Company is in default of its principal and interest payment obligations under the Note with Premier.

          In addition, the Company also has recorded liability to Premier for other advances made to the Company by Premier.

          The aggregate amount recorded as liability at February 29, 2000 under the Note and other advances, including principal and interest, was approximately $2,086,000, which amount was net of certain offset charges pursuant to the terms of the Manufacturing Agreement described in Note 5 of the Notes to Condensed Financial Statements. This amount is not net of a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 over which there is disagreement between Premier and the Company as to whether the Company is entitled to said termination fee and whether such termination fee can be used as an offset to the Company's debt to Premier, nor is it net of other offsets in an undetermined amount to which the Company believes it is entitled.

          By letter dated February 17, 2000, Premier made demand for the repayment of gross intercompany debt allegedly owed to Premier, which Premier claims exceeds $2 million. Premier also alleged that the Company is in breach of the Manufacturing Agreement and therefore owes Premier in excess of $850,000 for the purchase of certain inventory.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits listed on the accompanying Index to Exhibits below are filed as a part hereof and are incorporated by reference as noted. (b) On March 17, 2000, Issuer filed a Form 8-K to report
               (a) the resignation on January 29, 2000 of Issuer's President/Chief Executive Officer; (b) the resignation on February 14, 2000 of Issuer's Chief Financial Officer/Secretary;
               (c) the termination on February 17, 2000 of the Merger Agreement; and (d) the receipt by Issuer of letter dated February 17, 2000 in which Premier made a demand for the repayment by Issuer of certain intercompany debt allegedly owed to Premier and also alleging that Issuer is in breach of the Manufacturing Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OPHTHALMIC IMAGING SYSTEMS
                                                (Registrant)


                                  By:     /s/  WALT WILLIAMS
                                        -----------------------------------
                                        Walt Williams
                                        Chief Executive Officer


Dated:  April 14, 2000

                                INDEX TO EXHIBITS


Exhibit                                                                           Footnote
Number                          Description of Exhibit                            Reference
-------                         ----------------------                            ----------

2.1  Stock  Purchase  Agreement,  dated as of  February  25,  1998,  by and          (13)
     between OIS and Premier.

2.2  Agreement and Plan of Reorganization By and Among Premier,  Ophthalmic          (18)
     Acquisition Corporation and OIS, dated as of October 21, 1999.

2.3  Series B Preferred  Stock Purchase  Agreement  dated as of October 21,          (19)
     1999 by and among OIS and Premier.

2.4  Agreement dated as of October 21, 1999 by and among OIS, Premier, Walt          (20)
     Williams, Daniel S. Durrie and Randall C. Fowler.

3.1  Articles of Incorporation of OIS, as amended.                                    *

3.2  Amendment to Articles of Incorporation  (Certificate of Determination           (11)
     of Preferences of Series A Junior Participating Preferred Stock of OIS).

3.3  Amendment to Articles of Incorporation  (Certificate of Determination           (21)
     of Preferences of Series B Preferred Stock of OIS).

3.4  Amended Bylaws of OIS.                                                           *

3.5  Amendment to Amended Bylaws of OIS dated January 28, 1998.                      (16)

4.1  Specimen of Stock Certificate.                                                  *

4.2  Rights  Agreement,  dated as of  December  31,  1997,  between OIS and          (10)
     American Securities  Transfer,  Inc.,  including form of Rights Certificate attached thereto.

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


10.3 Confidentiality Agreement, dated March 27, 1992 between OIS and  Steven R.      *
     Verdooner.

10.4 Assignment  dated  October  23,  1990  of  U.S.  Patent  Application  for       *
     Apparatus and Method for Topographical Analysis of the Retina to the Issuer
     by Steven R. Verdooner,  Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490,  Frame 423 in the  Assignment  Branch of the U.S.  Patent and
     Trademark Office).

10.5 Form of International  Distribution Agreement used by OIS and sample  form      *
     of End User Software License Agreement.

10.6 Original Equipment Manufacturer  Agreement,  dated April 1, 1991,  between      *
     the Issuer and SONY Medical Electronics,  a division of SONY Corporation of
     America.

10.7 Original Equipment Manufacturer/Value Added Reseller Agreement, dated  May      *
     7, 1991, between the Issuer and Eastman Kodak Company.

10.8 The  Company's  1992  Nonstatutory  Stock  Option Plan and sample form of       *
     Nonstatutory Stock Option Agreement.

10.9 Cross-Indemnification  Agreement,  dated February 14, 1991,  among  Dennis      *
     Makes, Steven Verdooner and Richard Wullaert.

10.10 Key Man Life  Insurance  Policies in the amount of $1,000,000 for each  of      *
      Dennis J. Makes  and  Steven R.  Verdooner,  with the  Issuer as the named beneficiary.

10.11 Stock Option Plan.                                                             (1)

10.12 Rental Agreement  dated  May 1, 1994 by and  between  the  Issuer  and         (2)
      Robert J. Rossetti.

10.13 Security and Loan Agreement  (with Credit Terms and  Conditions)  dated        (3)
      April 12, 1995 by and between the Issuer and Imperial Bank.

10.14 General  Security  Agreement  dated  April 12,  1995 by and between the        (3)
      Issuer and Imperial Bank.

10.15 Warrant  dated  November 1, 1995 issued by the Issuer to Imperial  Bank        (4)
      to purchase 67,500 shares of common stock.

10.16 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (4)
      dated November 1, 1995.

10.17 Registration  Rights  Agreement  dated  November  1, 1995  between  the        (4)
      Issuer and Imperial Bank.


10.18 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (6)
      dated April 4, 1996.

10.19 Amended Loan and Security  Agreement (with Credit Terms and  Conditions)       (7)
      dated July 12, 1996.

10.20 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (7)
      dated November 21, 1996.

10.21 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (8)
      dated June 3, 1997.

10.22 Amended Loan and Security Agreement (with Credit Terms and  Conditions)        (9)
      dated August 28, 1997.

10.23 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (9)
      dated October 24, 1997.

10.24 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (9)
      dated November 3, 1997.

10.25 Amended Loan and Security  Agreement (with Credit Terms and Conditions)        (9)
      dated November 21, 1997.

10.26 Agreement of Purchase of Receivable (Full Recourse) dated November 18,         (9)
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