Form 10QSB
period 2000-05-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2000-07-19
CIK 885317

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2000

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

        Yes    XX            No

As of July 19, 2000, 4,305,428 shares of common stock, at no par value, were outstanding.

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                  May 31, 2000
                                   (Unaudited)



                                     Assets
Current assets:
  Cash and equivalents                                                          $      117,341
  Accounts receivable, net                                                             276,377
  Inventories, net                                                                     232,323
  Prepaid expenses and other current assets                                             35,058
                                                                                --------------
Total current assets                                                                   661,099
Furniture and equipment, net of accumulated
  depreciation and amortization of $1,094,197                                          222,274
Other assets                                                                             8,302
                                                                                --------------
                                                                                $      891,675
                                                                                ==============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings under line of credit                                                            -
  Borrowings under note payable to, and unsecured
    advances from significant shareholder                                            1,875,658
  Accounts payable                                                                     725,514
  Accrued liabilities                                                                1,170,056
  Accrued warrant appreciation right                                                   314,357
  Deferred extended warranty revenue                                                   118,344
  Customer deposits                                                                    458,120
  Capitalized lease obligation and other notes payable                                   8,939
                                                                                --------------
Total current liabilities                                                            4,670,988
Capitalized lease obligation and other notes payable,
  less current portion                                                                  14,264
Commitments
Stockholders' deficit:
  Preferred stock, without par value, 20,000,000
    shares authorized:
      Series A Junior Participating Preferred Stock, without par value,
        100,000 shares authorized;  none issued or outstanding Series B
      Preferred Stock, $.01 par value, 2,000 shares
        authorized; 150 issued and outstanding                                           3,750
      Common stock, no par value, 20,000,000 shares authorized;
        4,305,428 issued and outstanding                                            10,518,854
       Deferred compensation                                                           (34,967)
       Accumulated deficit                                                         (14,281,214)
                                                                                --------------
Total stockholders' deficit                                                         (3,793,577)
                                                                                --------------
                                                                                $      891,675
                                                                                ==============

See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)



                                              Three months ended May 31,          Nine months ended May 31,
                                                2000               1999            2000              1999
                                            -----------        -----------     ------------       -----------

Net revenues                                $ 1,109,278        $ 1,655,610     $  4,130,274       $ 5,005,897
Cost of sales                                   766,428            869,533        2,732,509         2,919,939
                                            -----------        -----------     ------------       -----------
Gross Profit                                    342,850            786,077        1,397,765         2,085,958
Operating expenses:
  Sales and marketing                           270,045            459,353        1,216,376         1,384,893
  General and administrative                    323,025            209,568          848,647           733,360
  Research and development                       60,377            241,527          257,113           712,440
                                            -----------        -----------     ------------       -----------
    Total operating expenses                    653,447            910,448        2,322,136         2,830,693
                                            -----------        -----------     ------------       -----------
Loss from operations                           (310,597)          (124,371)        (924,371)         (744,735)
Other expense, net                              (53,397)           (42,502)        (109,032)         (106,438)
                                            -----------        -----------     ------------       -----------
Loss before extraordinary item                 (363,994)           (166,873)     (1,033,403)         (851,173)
Extraordinary item                                    -             350,000               -           350,000
                                            -----------        ------------    ------------       -----------
Net income (loss)                           $  (363,994)       $    183,127    $ (1,033,403)      $  (501,173)
                                            ===========        ============    ============       ===========
Shares used in the calculation of basic
  net income (loss) per share                 4,305,428           4,155,428       4,277,406         4,155,428
                                            ===========        ============    ============       ===========
Basic loss per share before
  extraordinary item                              (0.08)       $      (0.04)   $      (0.24)      $     (0.20)
Extraordinary item                                    -                0.08               -              0.08
                                            -----------        ------------    ------------       -----------
Basic net income (loss) per share           $     (0.08)       $       0.04    $      (0.24)      $     (0.12)
                                            ===========        ============    ============       ===========

Shares used in the calculation of diluted
  net income (loss) per share                 4,305,428           4,155,428       4,277,406         4,155,428
                                            ===========        ============    ============       ===========
Diluted loss per share before
  extraordinary item                              (0.08)       $      (0.04)   $      (0.24)      $     (0.20)
Extraordinary item                                    -                0.08               -              0.08
                                            -----------        ------------    ------------       -----------
Diluted net income (loss) per share         $     (0.08)       $       0.04    $      (0.24)      $     (0.12)
                                            ===========        ============    ============       ===========



See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                  Increase (Decrease) in Cash and Equivalents
                                  (Unaudited)



                                                              Nine months ended May 31,
                                                              2000                1999
                                                           ------------        ----------

Operating activities:
Net loss                                                   $ (1,033,403)       $ (501,173)
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                94,850            85,277
    Stock option compensation expense                            59,166            78,115
    Net decrease (increase) in current assets other
      than cash and equivalents                                 296,487          (399,292)
    Net increase in current liabilities other than
      short-term borrowings                                     750,895           245,842
                                                           ------------        ----------
Net cash provided by (used in) operating activities             167,995          (491,231)

Investing activities:
Purchases of furniture and equipment                            (13,994)            1,607
Net (increase) decrease in other assets                            (917)           (7,284)
                                                           ------------        ----------
Net cash used in investing activities                           (14,911)           (5,677)

Financing activities:
Principal payments on notes payable                                   -              (318)
Net (repayments of) proceeds from borrowings under
   note payable to and other advances from
   significant shareholder                                     (273,750)            9,289
Net proceeds from (repayments of) line-of-credit
   borrowings                                                         -           120,977
Net proceeds from sale of common stock                           56,250                 -
Net proceeds from sale of preferred stock                         3,750                 -
                                                           ------------        ----------
Net cash used in financing activities                          (213,750)          129,948
                                                           ------------        ----------
Net decrease in cash and equivalents                            (60,666)         (366,960)
Cash and equivalents at beginning of period                     178,007           514,186
                                                           ------------        ----------
Cash and equivalents at end of period                      $    117,341        $  147,226
                                                           ============        ==========

Supplemental schedule of noncash financing activities:
Increase in (reduction of) borrowings under note payable
   to and other advances from significant shareholder,
   net of reductions in exchange for inventory                  678,556        $ (182,778)
                                                           ============        ==========


See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Nine Month Periods ended May 31, 2000 and 1999

                                   (Unaudited)


Note 1.   Basis of Presentation

          The accompanying unaudited condensed balance sheet as of May 31, 2000, condensed statements of operations for the three and nine month periods ended May 31, 2000 and 1999 and the condensed statements of cash flows for the nine month periods ended May 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 1999 on Form 10-KSB/A. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended May 31, 2000 are not necessarily indicative of the operating results for the full year.

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

          The following table sets forth the computation of basic and diluted income (loss) per share:



                                                 Unaudited                     Unaudited
                                         Three Months Ended May 31,     Nine Months Ended May 31,
                                            2000           1999           2000            1999
                                        ============   ============   ============    ============

Numerator for basic and
diluted net income (loss)               $   (363,994)  $    183,127   $ (1,033,403)   $   (501,173)
                                        ============   ============   ============    ============
Denominator for basic net
income (loss) per share:
  Weighted average shares                  4,305,428      4,155,428      4,277,406       4,155,428

Effect of dilutive securities:
  Employee stock options                          --             --             --              --
  Warrants and other                              --             --             --              --
                                        ------------   ------------   ------------    ------------
Dilutive potential common shares                  --             --             --              --
                                        ============   ============   ============    ============
Denominator for diluted
net income (loss) per share                4,305,428      4,155,428      4,277,406       4,155,428
                                        ============   ============   ============    ============
Basic net income (loss) per share       $      (0.08)  $       0.04   $      (0.24)   $      (0.12)
                                        ============   ============   ============    ============
Diluted net income (loss) per share     $      (0.08)  $       0.04   $      (0.24)   $      (0.12)
                                        ============   ============   ============    ============

Note 3.   Short-Term Borrowings

          The Company entered into an accounts receivable credit agreement (the "Credit Agreement") with a bank (the "Bank") in July 1999. The Agreement allowed for up to an 80% advance rate on eligible receivable balances. Borrowings were secured by substantially all assets of the Company and bore interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank was the greater of interest calculated in accordance with the immediately preceding sentence or $1,200. The Credit Agreement remained in effect from year to year unless terminated in writing by the Company or the Bank. At May 31, 2000, no principal borrowings were outstanding under the Credit Agreement. By letter to the Bank dated June 23, 2000, the Company confirmed the termination of the Credit Agreement effective upon earlier verbal notification to the Company by the Bank that the Bank was no longer willing to make advances under the Credit Agreement (see Note 9).

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

          At May 31, 2000, the Company had recorded approximately $2,122,000 in principal and interest outstanding under the Note and other advances, of which approximately $247,000 of accrued interest was included in other accrued liabilities. The principal amount is net of, among other things, an offset for inventory transferred to Premier pursuant to a Manufacturing Agreement entered into between the Company and Premier (see Note 5). The principal amount is not net of a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 ("Termination Fee") over which there is disagreement between Premier and the Company as to whether the Company is entitled to the Termination Fee and whether such Termination Fee can be used as an offset to the Company's debt to Premier, nor is it net of other offsets in presently undetermined amounts to which the Company believes it is entitled.

          In July 2000, the Company, Premier and MediVision Medical Imaging Ltd., an Israeli corporation ("MediVision"), entered into a series of definitive agreements whereupon, among other things, MediVision has agreed to purchase from Premier the Note and all outstanding debt of the Company currently owed to Premier. The debt will be converted per the agreements into shares of the Company's common stock. The purchase of the Note and other debt from Premier is contingent upon the satisfaction of certain preconditions and closing conditions set forth in the agreements. In connection with the closing of the agreements with MediVision, Premier and the Company will execute a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, other than the Termination Fee claimed by the Company against Premier (see Note 9).

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

          In February 2000, Premier discontinued production of the Company's products under the Manufacturing Agreement. Premier alleged that the Company breached the Manufacturing Agreement and therefore was entitled to terminate the Manufacturing Agreement and force the Company to purchase inventory in an amount in excess of $850,000. The amount of the claim has since been reduced to $625,000 and the Company has agreed to purchase inventory from Premier up to such value with proceeds from the loan from MediVision subject to closing of the agreements with MediVision. In any event, the Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid (see Note 9).

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

Note 8.   Ability to Continue as a Going Concern

          The Company has an accumulated deficit of $14,281,214 at May 31, 2000. In addition, current liabilities exceed current assets by $4,009,889 as of that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

          As a consequence of Premier's repayment demands, together with the impact of the termination of the Merger Agreement and Manufacturing Agreement, the Company is having difficulty in meeting its near-term cash requirements, and, without an infusion of capital or other improvements in its liquidity position, its ability to continue as a going concern is doubtful.

          In July 2000, to secure outside funding, the Company entered into definitive agreements with MediVision and Premier, certain of which are contingent upon the satisfaction of preconditions and closing conditions set forth in the agreements (see Note 9). There can be no assurance, however, that the transactions contemplated under the agreements will be consummated, resulting in the anticipated funding. If the parties fail to consummate the funding for any reasons, there can be no assurance that the Company will be able to obtain other third party funding or be able to continue as an ongoing concern.

Note 9.   Subsequent Events

          By letter to the Bank dated June 23, 2000, the Company confirmed the termination of the Credit Agreement with the Bank effective upon earlier verbal notification to the Company by the Bank that the Bank was no longer willing to make advances under the Credit Agreement (see
          Note 3).

          On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for $3.2 million in cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision has agreed to loan the Company up to $260,000 as short-term funding to purchase inventory for continued manufacturing operations and, upon the closing of the transactions contemplated under the agreements (the "Closing"), MediVision will also loan $1.5 million to the Company, which shall be convertible at MediVision's option into shares of the Company's common stock. Pursuant to the agreements relating to the MediVision Investments, MediVision will purchase all of the stock and debt of the Company currently held by Premier, and the debt, calculated at its approximate book value of $2.1 million, will be converted per the agreements into shares of the Company's common stock at a conversion price of $0.55 per share.

          At the Closing, Premier and the Company will execute a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, other than the $500,000 Termination Fee claimed by the Company against Premier (see Note 4). The Company intends to submit the Termination Fee as an unsecured claim against Premier as part of the bankruptcy reorganization process, although there can be no assurance that the claim will be confirmed by the bankruptcy court or otherwise paid by Premier.

          Until the Closing, there can be no assurance that the bankruptcy court will approve the MediVision Investments or that the parties will consummate the transactions or that any party will not seek to avoid its obligations under the definitive agreements. The contemplated transactions are still subject to customary closing conditions, including, among other things, absence of material adverse events.

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

In February 2000, however, Premier informed the Company of its inability to pursue acquisition of the Company under the Merger Agreement and its intentions to seek voluntary bankruptcy protection under Chapter 11. The Company responded by terminating the Merger Agreement.

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

The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At May 31, 2000, the Company had an accumulated deficit in excess of $14 million and its current liabilities exceeded its current assets by more than $4 million. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

Premier Transactions

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

By letter dated February 17, 2000, Premier made demand for the repayment by the Company of certain intercompany debt allegedly owed to Premier, which Premier claims exceeds $2 million. Premier also alleged that the Company breached the Manufacturing Agreement and therefore was entitled to terminate the Manufacturing Agreement and force the Company to purchase inventory in an amount in excess of $850,000. The amount of the claim has since been reduced to $625,000 and the Company has agreed to purchase inventory from Premier up to such value with proceeds from the loan from MediVision Medical Imaging Ltd., an Israeli corporation ("MediVision"), subject to the Closing described below. In any event, the Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid

On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for $3.2 million in cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision has agreed to loan the Company up to $260,000 as short-term funding to purchase inventory for continued manufacturing operations and, upon the closing of the transactions contemplated under the agreements (the "Closing"), MediVision will also loan $1.5 million to the Company, which shall be convertible at MediVision's option into shares of the Company's common stock. Pursuant to the agreements relating to the MediVision Investments, MediVision will purchase all of the stock and debt of the Company currently held by Premier, and the debt, calculated at its approximate book value of $2.1 million, will be converted per the agreements into shares of the Company's common stock at a conversion price of $0.55 per share.

At the Closing, Premier and the Company will execute a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, other than the $500,000 Termination Fee claimed by the Company against Premier (see Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB). The Company intends to submit the Termination Fee as an unsecured claim against Premier as part of the bankruptcy reorganization process, although there can be no assurance that the claim will be confirmed by the bankruptcy court or otherwise paid by Premier.

Until the Closing, there can be no assurance that the bankruptcy court will approve the MediVision Investments or that the parties will consummate the transactions or that any party will not seek to avoid its obligations under the definitive agreements. The contemplated transactions are still subject to customary closing conditions, including, among other things, absence of material adverse events.

If the parties are unable or unwilling to consummate the contemplated investment transactions, there can be no assurance that the Company will be able to secure alternative funding upon terms and conditions that are satisfactory to the Company, if at all, and there will be no assurance that the Company could meet its short-term liquidity commitments.

Results of Operations

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

The Company incurred a net loss of $363,994, or $.08 per share, for the third quarter of fiscal 2000 as compared to generating net income of $183,127, or $.04 per share, for the third quarter of fiscal 1999. The Company incurred a net loss of $1,033,403, or $.24 per share, for the first nine months of 2000 versus a net loss of $501,173, or $.12 per share per share, for the comparable period of 1999. The 1999 figures for both the third quarter and the nine-month period include an extraordinary gain of $350,000, or $.08 per share, resulting from the negotiated reduction of certain professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with Premier.

The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 2 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

Notwithstanding the positive impact of the extraordinary item, some negative impact on earnings was attributable to continuing diversion of the Company's resources and management's attention to acquisition matters in 1999. The results of operations for the first nine months of 2000 reflect the adverse impact on revenues and corporate operations resulting from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products under the Manufacturing Agreement with Premier during the first two quarters, as well as the disruption resulting from termination of the Manufacturing Agreement and return of production to the Company's facilities in Sacramento, California. In addition, the Company has incurred higher than normal costs and professional fees and expenses in connection with the contemplated transactions with Premier, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period. Further, the Company has noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection, which could impact the Company's future results from operations. It is believed that much of this order pattern reflects concern about the Company's financial stability.

The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of sales taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1.5 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

The  results of  operations  also do not include  any  amounts  with  respect to
Premier's allegation that the Company is in breach of the Manufacturing Agreement and therefore owes to Premier an amount in excess of $850,000 for the purchase of certain inventory. The Company believes that Premier was not entitled to terminate the Manufacturing Agreement for breach and the claim for recovery of termination damages is therefore not valid and accordingly, has not recorded a liability in its financial statements. Further, the amount of the claim has been reduced to $625,000 and it would be eliminated by purchase of the inventory by the Company from Premier in connection with the Closing described above. However, if the parties to the MediVision Investments are unable or unwilling to consummate the contemplated investment transactions, there can be no assurance that the amount of termination damages relating to the Manufacturing Agreement, if any, would not materially affect the Company's results of operations or cash flows in any given reporting period. Subsequent to the claim, the Company has purchased and would be willing to continue to purchase inventory from Premier as and when needed to meet future production schedules.

The Company's revenues for the third quarter of fiscal 2000 were $1,109,278 representing a decrease of approximately 33% from revenues of $1,655,610 for the third quarter of fiscal 1999. Revenues for the first nine months of fiscal 2000 were $4,130,274 representing a decrease of approximately 18% from revenues of $5,005,897 for the comparable period of fiscal 1999. The reduced revenue levels during the first nine months of fiscal 2000 resulted, in large part, from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the first six months of the year under the Manufacturing Agreement with Premier as well as the disruptive impact on production efforts during the third quarter resulting from the termination of the Manufacturing Agreement. In addition, this reduction reflects, to some extent, the adverse impact of management's efforts being directed to the negotiation of the failed Merger Agreement with Premier as well as subsequent acquisition matters during the period and less time devoted to the generation of sales. Lastly, the fiscal 2000 nine-month revenue levels were negatively affected by the allocation of the Company's selling resources away from its core WinStation products. Some selling resources were allocated during the period to EyeSys products in support of co-marketing and co-selling arrangements with Premier which have been terminated, as well as the Company's low-cost digital imaging systems incorporating its recently developed ocular imaging devices, the DFI and the DSLI. These low-cost digital imaging products were introduced at the 1998 AAO Meeting and the Company has received significant purchase commitments for these products. While the Company made its initial commercial deliveries of these products during the fourth quarter of fiscal 1999, revenues from the sales of these units to date have been below management's  initial  expectations  for a variety of reasons,  including  those
noted  above  as  well  as  certain  delays   inherent  in  the  launch  of  new
technology-based products. While, as a result of the foregoing, the Company currently has a significant backlog of orders, the Company has noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. In addition, certain of the Company's sales, marketing and executive management personnel have resigned their positions during 2000, which could further adversely impact the Company's ability to generate new order bookings in the future. Certain of the executive management personnel are currently working with, and providing consulting services for, the Company as independent contractors. The Company's Chairman of the Board of Directors is presently acting as the Company's President until it is able to recruit and hire new management pending the results of its efforts to secure additional funding. Reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations.

Gross margins were approximately 31% during the third quarter ended May 31, 2000 versus approximately 48% for the comparable quarter of 1999. For the nine-month period ended May 31, 2000, gross margins were approximately 34% as compared to approximately 42% during the comparable period of 1999. The lower gross margin percentages during the fiscal 2000 third quarter and nine-month periods are due in large measure to product and other direct costs comprising a higher percentage of revenues during the periods as compared with the comparable periods of fiscal 1999 as well as the impact of fixed costs absorption over substantially lower revenue levels during fiscal 2000 versus 1999. The Company has expended considerable resources in connection with the outsourcing arrangements under the terminated Manufacturing Agreement, including efforts to resume manufacture and assembly of its products in its facilities in Sacramento, California commencing at the end of the second quarter of 2000. Costs associated with these efforts, together with delays in the timely delivery of certain of its products under and subsequent to termination of the Manufacturing Agreement also have adversely impacted gross margins. Continued delays in delivering products, if significant, would adversely impact the Company.

Sales and marketing and general and administrative expenses accounted for approximately 53% of total revenues during the third quarter of fiscal 2000 versus approximately 40% of total revenues during the same period of fiscal 1999. For the first nine months of fiscal 2000 and fiscal 1999 such expenses accounted for approximately 50% and 42% of total revenues for the respective nine-month periods, with the increased percentage resulting principally as a function of the reduced revenue levels during the nine-month period of 2000. Expense levels decreased to $593,070 during the third quarter of 2000 versus $668,921 during the third quarter of 1999. For the first nine months of 2000, expense levels decreased to $2,065,023 from $2,118,253 during the comparable period of 1999. As previously noted, certain sales, marketing and executive management personnel have recently resigned their positions and the Company's ability to recruit and hire new management is largely dependent on the results of its efforts to secure additional funding.

Research and development expenses decreased by approximately 75% to $60,377, or approximately 5% of revenues in the third quarter of fiscal 2000 from $241,527, or approximately 15% of revenues in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, such expenses accounted for approximately 6% of total revenues as compared to approximately 14% during the comparable period of 1999. While the Company intends to continue to focus its research and development efforts on its new digital image capture products and reducing cost configurations for its current products, the extent and focus of future research and development efforts will be extremely limited and depend, in large measure, on the Company's ability to secure additional funding.

Other expense was $53,397 during the third quarter of fiscal 2000 versus $42,502 during the same period of 1999. For the nine-month periods, other expense was $109,032 and $106,438 in fiscal 2000 and fiscal 1999, respectively. Other expense in both years was comprised principally of interest expense associated with borrowings and other advances from Premier, as well as borrowings under credit facilities with the Company's bank. The fiscal 2000 expenses were partially offset by an insurance claim settlement during the second quarter.

Liquidity and Capital Resources

The Company's operating activities generated cash of $167,995 in the first nine months of fiscal 2000 and used cash of $491,231 in the first nine months of fiscal 1999. The cash generated from operations during the first nine months of fiscal 2000 was principally from increased liability in connection with the Manufacturing Agreement with Premier, increased accounts payable and collection of accounts receivable, which amounts more than offset cash expended to fund the net loss during the period (see Note 4 of Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB). The cash used in operations during the first nine months of 1999 was expended principally to fund the net loss during the period and the increase in accounts receivable associated with timing of product deliveries toward the end of the period. This amount was partially offset by increases in customer deposits.

Cash used in investing activities was $14,911 during the first nine months of 2000 as compared to $5,677 during the same period for 1999. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company does not currently have any pending material commitments for capital expenditures and the Company has deferred significant capital acquisition decisions pending improved cash flow.

The Company used cash for financing activities of $213,750 during the first nine months of fiscal 2000 as compared to generating cash of $129,948 during the same period of fiscal 1999. The cash generated from financing activities during the first nine months of fiscal 2000 resulted from the exercise of stock options by the Exercising Directors during the period as well as the purchase by Premier of shares of the Company's Series B Preferred Stock. These amounts only partially offset amounts paid to Premier during the second quarter in connection with inventory purchases under the Manufacturing Agreement. The source of cash from financing activities during the 1999 period was principally proceeds from increased borrowings under the credit facility with Imperial Bank (the "Bank") and, to a lesser extent, an increase in the amount of borrowings under the note payable to and other advances by Premier.

As discussed in further detail in Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, an accounts receivable credit agreement (the "Credit Agreement") entered into by the Company with the Bank on July 13, 1999 has recently been terminated. There were no outstanding borrowings under the Credit Agreement at May 31, 2000.

Additionally, as discussed further in Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on April 30, 1998, the Company executed a promissory note in favor of Premier (the "Premier Note"). The Company has borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by Premier or April 30, 1999. Premier also has made other substantial advances to the Company that are not specifically covered by the Premier Note. At May 31, 2000, the Company had recorded approximately $2.1 million of indebtedness to Premier, including principal and interest outstanding under the Premier Note and other advances, as well as charges and credits pursuant to the terms of the Manufacturing Agreement. The amount is not net of the $500,000 Termination Fee in connection with the terminated Stock Purchase Agreement in 1998, nor is it net of certain other offsets in a presently undetermined amount to which the Company believes it is entitled. Premier has made demand for the repayment of gross intercompany debt owed to Premier as well as certain amounts in connection with Premier's allegation that the Company breached the Manufacturing Agreement as discussed above. Also as described above, the debt will be sold to MediVision and ultimately retired in connection with the transactions contemplated pursuant to the agreements with Premier and MediVision.

At May 31, 2000, the Company's cash and cash equivalents were $117,341. The Company is having difficulty in meeting its near-term cash requirements, and, in light of the termination of the Credit Agreement and Premier's repayment demand notwithstanding, the Company's existing cash balances together with ongoing collections of its accounts receivable will likely not be adequate to meet its other liquidity and capital requirements in the immediate term. Substantial delays in the delivery of the Company's products would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. At May 31, 2000, the Company had accrued approximately $314,000 in contingent liability under the stock appreciation right.

While the Company has recently entered into definitive agreements with MediVision and Premier to secure outside funding, certain of the agreements are contingent upon the satisfaction of preconditions and closing conditions set forth in the agreements. Although the Company anticipates that these conditions will be satisfied, there can be no assurance that the transactions contemplated under the agreements will be consummated, resulting in the anticipated funding. If the parties fail to consummate the funding for any reasons, there can be no assurance that the Company will be able to obtain other third party funding or be able to continue as a going concern.

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

          The stock purchased by the Exercising Directors is restricted and subject to repurchase by the Company until the earlier of May 9, 2000 or the Effective date of the Company's acquisition by Premier, as defined in the Merger Agreement. Also under the terms of the Agreement, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750. These 150 shares of Series B Preferred Stock are also restricted and subject to repurchase by the Company if the Company repurchases any of the common stock purchased by the Exercising Directors.

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

          Under the transactions contemplated pursuant to the agreements entered into by the Company with Premier and MediVision in July 2000, among other things, all of the Company's debt owed to Premier, including amounts under the Premier Note, will be converted into shares of the Company's common stock and the direct loan of $1.5 million by MediVision into the Company shall be convertible at MediVision's option into shares of the Company's common stock.

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

          The aggregate amount recorded as liability at May 31, 2000 under the Note and other advances, including principal and interest, was approximately $2,122,000, which amount was net of certain offset charges pursuant to the terms of the Manufacturing Agreement described in Note 5 of the Notes to Condensed Financial Statements. This amount is not net of a $500,000 termination fee in connection with the terminated Stock Purchase Agreement in 1998 over which there is disagreement between Premier and the Company as to whether the Company is entitled to said termination fee and whether such termination fee can be used as an offset to the Company's debt to Premier, nor is it net of other offsets in an undetermined amount to which the Company believes it is entitled.

          By letter dated February 17, 2000, Premier made demand for the repayment of gross intercompany debt allegedly owed to Premier, which Premier claims exceeds $2 million. Premier also alleged that the Company is in breach of the Manufacturing Agreement and therefore owes Premier in excess of $850,000 for the purchase of certain inventory. This amount has since been reduced to $625,000.

          Under the transactions contemplated pursuant to the agreements entered into by the Company with Premier and MediVision in July 2000, among other things, all of the Company's debt owed to Premier, including amounts under the Premier Note, will be purchased by MediVision as part of the MediVision Investment transactions. The Note and other debt so purchased will be automatically converted into shares of the Company's common stock.

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

                                          OPHTHALMIC IMAGING SYSTEMS
                                          (Registrant)


                                          By:   /s/    WALT WILLIAMS
                                               --------------------------------
                                               Walt Williams
                                               Chief Executive Officer


Dated:  July 19, 2000

                                INDEX TO EXHIBITS


                                                                                          Footnote
Exhibit Number                       Description of Exhibit                               Reference
--------------                       ----------------------                               ---------

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

      4.3         Amendment to Rights Agreement,  dated as of February 25, 1998, between     (14)
                  OIS and American Securities Transfer, Inc.

      4.4         Second  Amendment  to Rights  Agreement,  effective  as of October 20,     (22)
                  1999, between OIS and American Securities Transfer, Inc.

      10.1 Lease Agreement, dated as of July 10, 1987, between OIS (as tenant) * and Transamerica/Emkay Income Properties I, as amended on July 23, 1990 and June 11, 1991.

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

      10.35       Manufacturing  Agreement  dated  March 7, 1999  between the Issuer and     (17)
                  Premier Laser Systems, Inc.

      27          Financial Data Schedule (for SEC use only).                                (24)




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

(24) Exhibit filed herewith.