Form 10KSB
period 2000-08-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2000-12-13
CIK 885317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED AUGUST 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________


                           Commission file no. 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      California                                    94-3035367
--------------------------------------------------------------   ------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer
                                                                Identification No.)

        221 Lathrop Way, Suite I, Sacramento, CA                       95815
-------------------------------------------------------------- -----------------------
        (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (916) 646-2020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /



         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for its most recent fiscal year was $4,895,301.

         The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 31, 2000, was approximately $754,734 by reference to the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of October 31, 2000, there were 8,138,305 issued and outstanding shares of issuer's common stock.

         Traditional Small Business Disclosure Format (check one): Yes   No /X/

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

         On March 7, 1999, OIS and Premier entered into a Manufacturing Agreement (the "Manufacturing Agreement"), whereby Premier was to manufacture the majority of the Company's products at its facilities in Irvine, California. As a result of the Manufacturing Agreement, Premier came to own certain inventory of OIS products and materials (the "Premier Inventory") used in the manufacture of certain OIS products.

         On October 21, 1999, the Company and Premier entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), whereby, upon requisite shareholder approval, OIS would become a wholly-owned subsidiary of Premier and each share of the Company's common stock, other than any dissenting shares and any stock then owned by Premier, would convert into 0.80 shares of Premier common stock. A copy of the Agreement and Plan of Reorganization by and among Premier Laser Systems, Inc., Ophthalmic Acquisition Corporation and Ophthalmic Imaging Systems was filed as Exhibit 2.1 to the Company's Form 8-K filed on November 24, 1999.

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

         As a  result  of  the  foregoing  transactions,  Premier  came  to  own approximately 49.5% of the Company's outstanding common stock and all outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

         In February 2000, Premier notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated the Merger Agreement on February 17, 2000. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         In addition, by letter dated February 17, 2000, Premier made a demand for the repayment by the Company of certain intercompany debt allegedly owed to Premier, which Premier claimed exceeded $2 million. Such debt arose from a promissory note in the principal amount of $500,000, dated April 30, 1998, plus accrued and unpaid interest thereon and additional advances in the approximate amount of $1,608,000 (the "Premier Note," and the Premier Note and the additional amounts owed to Premier are referred to as the "Premier Debt"). OIS asserted defenses and offsets to the Premier Debt, which Premier disputed.

         Premier also alleged that Company breached the Manufacturing Agreement and therefore owed Premier an additional amount in excess of $850,000 for the purchase of certain inventory, pursuant to the Agreement. The amount of the claim was subsequently reduced to $625,000. OIS asserted defenses to this allegation, as well as made claims against Premier under the Manufacturing Agreement.

         In July 2000, the Company, Premier and MediVision Medical Imaging Ltd., an Israeli corporation ("MediVision"), entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for cash and MediVision stock, with respect to which MediVision stock Premier has certain put rights pursuant to a Put and Call Agreement between MediVision and Premier. In separate but related transactions, (i) MediVision loaned the Company $260,000 as short-term funding for continued operations pursuant to the terms of a Loan and Security Agreement between MediVision and the Company and memorialized by a Secured Promissory Note (the "Short-Term Note"); and (ii) upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision, pursuant to the terms of a Securities Purchase Agreement between the Company, MediVision and Premier (the "Securities Purchase Agreement") and a Working Capital Funding Agreement between the Company and MediVision (the "Working Capital Agreement"), committed to loan up to $1,500,000 to the Company, which loan is convertible, at MediVision's option, into additional shares of the Company's common stock and is memorialized by a Secured Convertible Working Capital Note (the "Working Capital Note"). MediVision has certain registration rights with regard to the stock of the Company it acquired under the Securities Purchase Agreement and the Working Capital Agreement pursuant to a Registration Rights Agreement between MediVision and the Company. Pursuant to the agreements, among other things: (i) the Company's entire debt owed to Premier, calculated at an approximate book value of $2,100,000 million, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which was converted by its terms into shares common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

         In connection with the Closing, Premier and the Company executed mutual waivers and releases of claims, thereby releasing each other from any and all claims, whether known or unknown between them, including, among other things, all disputes related to the Premier Note, the Manufacturing Agreement, and the $500,000 Termination Fee.

         The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At August 31, 2000, the Company had an accumulated deficit in excess of $14,000,000 and its current liabilities exceeded its current assets by more than $1,300,000. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

(b) Business of Issuer

         Products

         WinStation Systems

         The  Company's   WinStation   systems  and   products,   delineated  by
resolution, are primarily used by retina specialists and general ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system connected to a medical image capture device called a fundus camera, takes detailed images of the patient's retina. These digital images can provide a "road map" for laser treatment.

         Over the past 35 years, fluorescein angiography has been performed using photographic film which requires special processing and printing. The Company's WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored on CD-ROM. The Company offers a variety of networking and printer options.

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

         The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the Company's digital imaging system products. The Company believes there are now over 8,500 fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,000 units per year at an average per unit selling price of approximately $21,000. Of total cameras worldwide, including new and previously-owned, a significant number are suitable to be interfaced with Company digital imaging systems.

         Currently the Company knows of six manufacturers of fundus cameras. These manufacturers produce a total of 13 models, and the Company has designed optical and electronic interfaces for each of them.

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

         Sales, Marketing and Distribution

         The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At August 31, 2000, the direct sales force consisted of a marketing manager located at the Company's headquarters as well as four territory representatives and product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contract employees to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

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

         The Company is currently in discussion with MediVision with respect to co-marketing and selling whereby, among other things, MediVision will distribute the Company's products in certain international markets and the Company will continue to utilize ophthalmic distributors in certain other international markets. Management believes that such arrangements could result in increased revenues principally from sales of the Company's products to customers outside of the United States as well as certain cost efficiencies to the Company. There can be no assurance, however, that an acceptable arrangement, if any, will be reached or, if reached, will result in the anticipated benefits.

         Manufacturing and Production

         The Company is primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The Company also manufactures its DFI optical head and, in prior years, manufactured the optical head for its Glaucoma-Scope(R) product. Certain components are subcontracted to outside vendors and assembled at OIS. The Company inventories and assembles components in a 9,675 square foot facility located in Sacramento, California. For production of certain components of its products, the Company's manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

         During the third quarter of fiscal year 1999, the Company entered into the Manufacturing Agreement, whereby Premier began assembling and manufacturing the Company's products. As a consequence of the termination of the Merger Agreement in February 2000 and Premier's filing for protection under the U.S. Bankruptcy Code in March 2000 and the related furlough of the preponderance of its workforce, however, Premier discontinued producing the Company's products under the Manufacturing Agreement and the Company resumed manufacture and assembly of its products in its facilities in Sacramento, California commencing at the end of the second quarter of 2000. The Company expended considerable resources and incurred significant delays in production and product deliveries in connection with the outsourcing arrangements under the terminated Manufacturing Agreement, including efforts to resume manufacture and assembly of its products in its facilities in Sacramento, California.

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

         Warranties

         The Company generally provides a 12-month limited warranty for parts, labor and shipping charges in connection with the initial sale of its products. The Company also extends its standard limited warranty beyond the 12-month period in consideration for, among other things, increased deposits from customers. Peripheral products such as monitors, printers and optical laser disk drives also carry the original manufacturer's warranty.

         In the North American market, in order to insure quality control and the proper functioning of its products on-site at a doctor's office, the Company generally installs the system and trains the doctor and the doctor's staff. The Company also offers service plans for sale to its customers as a supplement to the original manufacturer's warranties carried on certain of the Company's component parts used in its products.

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

         The primary competition for the DFI comes from traditional fundus cameras manufactured by Topcon, Kowa, Zeiss, Canon, Nidek and Nikon. None of the current digital fundus cameras include a digital imaging system or certain other DFI features, including live motion imaging. These fundus cameras, when combined with an imaging system comparable to the DFI, are significantly more expensive than the DFI. The Company is aware of two companies that currently have prototype units that could be similar in function to the DFI, but such units have not yet been sold.

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

         Research and Development

         The Company's research and development expenditures in the periods ended August 31, 2000 and 1999, were approximately $323,500 and $896,000, respectively. While the Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products, the extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

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

         Government Regulation

         The marketing and sale of the Company's products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDCA"), the Company is required to file, and has submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning the Company's diagnostic imaging systems, including its recently developed DFI and DSLI and the Glaucoma-Scope(R). The FDA has approved the Company's pre-marketing notification submittals, thereby granting the Company permission to market its products, subject to the general controls and provisions of the FDCA. The classification of the Company's products require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because the

Company is engaged in international sales, the Company's products must satisfy certain manufacturing requirements and may subject the Company to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

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

         Insurance

         The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of August 31, 2000, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

         Employees

         As of August 31, 2000, the Company had 23 employees, of which 22 were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the area of research and development, software development, regulatory affairs and product services. These consultants periodically engage contract engineers as independent consultants for specific projects.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

Item 2.           Description of Property.

         The Company leases, on a month-to-month basis under a triple net lease, approximately 9,675 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays monthly lease payments, with respect to these properties, in the aggregate of approximately $7,400. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of its fiscal year ended August 31, 2000 covered by this Annual Report on Form 10-KSB.

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

                                    Fiscal Year 1999                   Fiscal Year 2000
                             ----------------------------------     ----------------------------------
                              High          Low                          High           Low
                              Ask           Bid      Dividend            Ask             Bid     Dividend
                             ----------------------------------     ----------------------------------
First Quarter ................3/4           3/8          --              1-1/2          1/2      --
Second Quarter................13/16         3/8          --              1-1/4          3/8      --
Third Quarter.................9/16          0.33         --              1/2            0.18     --
Fourth Quarter................1-7/16        0.33         --              0.80           0.20     --

         On October 31, 2000, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $7/16 per share and there were approximately 144 shareholders of record.

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

         Sale of Unregistered Securities

         On October 21, 1999, the Company and Premier entered into two stock purchase agreements pursuant to which Premier purchased 150 shares of the Company's Series B Preferred Stock and would automatically purchase an additional 50 shares of Series B Preferred Stock whenever one or more persons exercise any outstanding options issued by the Company to purchase 50,000 shares of the Company's common stock. The Series B Preferred Stock has 1,000 votes per share and was not transferable by Premier. For every share of Series B Preferred Stock purchased by Premier, Premier would cancel $25 worth of outstanding debt owed to Premier by the Company. The Company's Series B Preferred Stock is convertible at the holder's option into common stock, currently at a one-for-one ratio. The conversion ratio is protected against certain dilutive events such as stock splits. The terms and privileges of the Series B Preferred Stock and the material terms of the stock purchase agreements with Premier were disclosed in the Company's 8-K, filed on November 24, 1999, as well as Exhibits 3.1, 4.2 and 4.3 thereto.

         In August 2000, at the Closing, Premier sold to MediVision, 5,964,485 shares of common stock of the Company and the 150 shares of Series B Preferred Stock, which shares of Series B Preferred Stock were immediately converted by MediVision into 150 shares of common stock of the Company.

Item 6.           Management's Discussion And Analysis Or Plan Of Operation.

         General

        This report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on its operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes affecting the Company, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time to time in reports and documents filed by the Company with the SEC should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Indeed, it is likely that some of the Company's assumptions will prove to be incorrect. The Company's actual results and financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material.

         To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems, including the WinStation 1400 and WinStation 3000 systems introduced at the recently concluded 2000 Annual Meeting of the American Academy of Ophthalmology (the "2000 AAO Meeting") held during the first quarter of fiscal 2001 in Dallas, Texas, has been retinal specialists.

         In an effort to expand its role in the ophthalmic imaging field by developing products and applications targeted at the broader markets of general ophthalmology and optometry, the Company has applied significant resources in recent years to the development of two ocular imaging devices, the Digital Fundus Imager (the "DFI") and the Digital Slit Lamp Imager (the "DSLI").

         At the 1998 Annual Meeting of the American Academy of Ophthalmology (the "1998 AAO Meeting") held during the first quarter of fiscal 1999, the DFI received considerable interest and the Company has received significant purchase commitments for that product.

         The Company, however, had limited financial and operational resources to meet the demand resulting from the introduction of this product. In that regard, during the third quarter of fiscal 1999, the Company entered into the Manufacturing Agreement with Premier, whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI.

         In addition, the Company agreed with Premier on certain co-marketing and selling arrangements and the two companies began selling their ophthalmic products through a jointly managed EyeSys Vision Group, which made its debut at the American Society of Cataract and Refractive Surgery meeting in April 1999.

         The Company entered into these arrangements in anticipation of the Merger Agreement, discussed in further detail below, and consummation of the transactions contemplated thereby.

         In February 2000, however, Premier informed the Company of its inability to pursue acquisition of the Company under the Merger Agreement and its intentions to seek voluntary bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company responded by terminating the Merger Agreement.

         As a consequence of the termination of the Merger Agreement in February 2000, Premier's filing for protection under the U.S. Bankruptcy Code in March 2000 and the related furlough of the preponderance of its workforce, the co-marketing and selling arrangements between the companies became non-effective and Premier discontinued producing the Company's products under the Manufacturing Agreement. The Company resumed manufacture and assembly of its products in its facilities in Sacramento, California commencing toward the end of the second quarter of fiscal 2000 but incurred increased costs and significant delays in production and product deliveries as a result of these failed arrangements.

         In addition, the Company noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. In addition, certain of the Company's sales, marketing and executive management personnel resigned their positions during 2000, which further adversely impacted the Company's ability to generate new order bookings during the latter half of fiscal 2000.

         In July 2000, the Company, Premier and MediVision entered into a series of agreements, discussed in further detail below, the closing of which in August 2000 resulted in, among other things, transfer of majority voting control of the Company from Premier to MediVision, conversion to shares of the Company's common stock of the debt owed to Premier and capital commitments to the Company by MediVision of $1,500,000.

         The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At August 31, 2000, the Company had an accumulated deficit in excess of

$14,000,000 and its current liabilities exceeded its current assets by more than $1,300,000. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

         MediVision and Premier Transactions

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

         As a result of the foregoing transactions, at the time of its bankruptcy filing, Premier owned 49.5% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

         On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision has committed to loan up to $1,500,000 to the Company, which is convertible at MediVision's option into shares of the Company's common stock. Pursuant to the agreements relating to the MediVision Investments, among other things: (i) the Company's entire debt owed to Premier, calculated at an approximate book value of $2,100,000, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

         In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, including the $500,000 Termination Fee claimed by the Company against Premier.

         As a result of the foregoing transactions, MediVision currently owns approximately 73% of the Company's outstanding common stock.

        Results of Operations

         Comparison of Fiscal Year Ended August 31, 2000 to Fiscal Year Ended August 31, 1999

         Revenues

         The Company's fiscal 2000 revenues were $4,895,301, representing a decrease of approximately 22% from revenues of $6,243,305 in fiscal 1999. A number of factors contributed to the significantly reduced revenue levels during fiscal 2000, including: (i) delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the first six months of the year under the Manufacturing Agreement with Premier as well as the disruptive impact on production efforts during the third quarter resulting from the termination of the Manufacturing Agreement; (ii) management's efforts being directed to the negotiation of the failed Merger Agreement with Premier as well as subsequent acquisition matters during the period and less time devoted to the generation of sales; and (iii) a reduction in the Company's new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. In addition, certain of the Company's sales, marketing and executive management personnel resigned their positions during 2000. While certain of the executive management personnel continued to work with, and provide consulting services for, the Company as independent contractors, these resignations resulted in reduced selling resources during the year. Reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations. Lastly, the fiscal 2000 revenue levels were negatively affected by the allocation of the Company's reduced selling resources away from its core WinStation products. Some selling resources were allocated during the period to EyeSys products in support of terminated co-marketing and co-selling arrangements with Premier. Higher concentrations of available selling resources were also allocated to the Company's DFI and DSLI products during the year. Introduced at the 1998 AAO Meeting, revenues from sales of these low-cost digital imaging products accounted for approximately 14% of the Company's fiscal 2000 revenues versus approximately 3% of the Company's 1999 revenues. Unit sales of these products to date, and corresponding revenues, have been below management's initial expectations for a variety of reasons, including those noted above as well as certain delays inherent in the launch of new technology-based products.

         Contribution to revenues from sales of Glaucoma-Scope(R) units have been negligible and management does not anticipate near-term sales improvement from the Glaucoma-Scope(R).

         Gross Margins

         Gross margins were approximately 37% in fiscal 2000 as compared to approximately 38% in fiscal 1999. The 1999 gross margin percentage reflects the impact of a one time adjustment during the last quarter of the year to reduce the carrying value of certain potential excess and obsolete inventory, which more than offset the impact on the fiscal 2000 gross margin percentage of fixed costs absorption over substantially lower revenue levels during fiscal 2000 versus 1999. The Company also expended considerable resources during both fiscal 2000 and 1999 in connection with the outsourcing arrangements under the terminated Manufacturing Agreement, including efforts to resume manufacture and assembly of its products in its facilities in Sacramento, California commencing at the end of the second quarter of 2000. Costs associated with these efforts, together with delays in the timely delivery of certain of its products under and subsequent to termination of the Manufacturing Agreement also have adversely impacted gross margins during both periods.

         Sales, Marketing,  General and Administrative Expenses

         Sales and marketing and general and administrative expenses accounted for approximately 52% of revenues for the fiscal year ended August 31, 2000 as compared to approximately 46% for the previous fiscal year. Expenses were $2,536,340 in fiscal 2000 as compared to $2,868,089 in fiscal 1999, representing a decrease of approximately 12%. The principal contributing factors to the decreased expenses in fiscal 2000 were lower costs associated with significantly reduced revenue levels and the impact of resignations during the year of certain sales, marketing and executive management personnel discussed previously. Subsequent to the Closing of the transactions with MediVision, the Company has hired a Director of Operations and has undertaken recruitment efforts for management and other personnel in this and other areas.

         Research and Development Expenses

         Research and development expenses decreased by approximately 64% to $323,454, or approximately 7% of revenues in fiscal 2000 from $895,605, or approximately 14% of revenues in fiscal 1999. While the Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products, the extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

         Interest Income

         Interest income was $143,833 during fiscal 2000 versus $1,659 during fiscal 1999. The substantial increase in the fiscal year 2000 amount resulted from interest income recorded in connection with products sold to Premier as well as expenditures made by the Company for or on behalf of Premier for, among other things, purchase of inventory components and certain selling and marketing expenses. Interest expense accounted for $329,753 and $181,867 in fiscal years 2000 and 1999, respectively. During both years, interest on inventory purchased and borrowings from and other advances by Premier was the major component of interest expense.

         Net Loss

         The Company incurred a net loss of $1,171,563, or $0.26 per share, during fiscal 2000 compared to a net loss of $1,242,840, or $.30 per share, during fiscal 1999. The 2000 figures include an extraordinary gain of $62,836, or $0.01 per share, resulting principally from the write-off of the recorded amount of the Premier debt in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock previously discussed (see Note 14 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). The 1999 figures include an extraordinary gain of $350,000, or $.08 per share, resulting from the negotiated reduction of certain professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with Premier (see Note 14 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         Some negative impact on fiscal year 2000 earnings was attributable to continuing diversion of the Company's resources and management's attention to acquisition matters during the year. The results of operations for fiscal 2000 reflect the adverse impact on revenues and corporate operations resulting from delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products under the Manufacturing Agreement with Premier during the first two quarters, as well as the disruption resulting from termination of the Manufacturing Agreement and return of production to the Company's facilities in Sacramento, California. In addition, the Company incurred higher than normal costs and professional fees and expenses in connection with the failed Merger Agreement and subsequent related activities, including the transactions with Premier and MediVision, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period. Further, the significantly decreased sales levels during fiscal 2000, the preponderance of which decrease resulted during the latter half of the year, and corresponding results of operations reflect concern about the Company's financial stability evidenced by a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection.

         At the recently concluded 2000 AAO Meeting, however, the Company received a number of purchase commitments for its products, including its WinStation 1400 and WinStation 3000, both introduced at the meeting. These newest systems both offer significantly higher resolution than the Company's existing line of digital imaging products.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1,500,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period. (See Note 12 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 10% and 14% of the Company's net sales for the years ended August 31, 2000 and 1999, respectively.

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

         Liquidity and Capital Resources

         The Company's operating activities used cash of $1,491,246 in fiscal 2000 as compared to $215,532 in fiscal 1999. The cash used in operations during 2000 was expended principally to fund the net loss during the year. Additional uses of cash included payments to certain raw materials, component and other vendors and accelerated purchasing activity resulting in increased inventory levels in connection with the resumption of manufacturing and assembly operations in Sacramento after the terminated manufacturing Agreement with Premier. The cash used in operations during 1999 was expended principally to fund the net loss during the year, but was substantially offset by the reduction in inventory levels resulting as a consequence of the Manufacturing Agreement as well as a significant increase in customer deposits.

         Net cash used in investing activities was $13,994 during fiscal 2000 as compared to $27,974 during fiscal 1999. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates certain near-term capital expenditures in connection with its plans to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

         The Company generated cash of $1,583,193 in financing activities during fiscal 2000 as compared to using cash of $92,673 during 1999. The principal sources of cash from financing activities during 2000 were borrowings under the Short-Term Note and the Working Capital Note, discussed in further detail below, and increased advances from Premier in connection with inventory purchases under the Manufacturing Agreement (see Note 7 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB). To a lesser extent, the Company also generated cash from the exercise of stock options by the Exercising Directors during the period as well as the purchase by Premier of shares of the Company's Series B Preferred Stock. The principal use of cash in financing activities during 1999 was the net repayment of borrowings under the Credit Agreement which is more fully described immediately below.

         As discussed in further detail in Note 4 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, an accounts receivable credit agreement (the "Credit Agreement") entered into by the Company with Imperial Bank (the "Bank") on July 13, 1999 was terminated during the year.

         Additionally, as discussed above and further in Note 7, Note 9 and Note 13 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, in connection with the transactions contemplated by the MediVision Investments, the entire amount of the Company's debt owed to Premier, calculated at an approximate book value of $2,100,000, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share.

         In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, including the $500,000 Termination Fee claimed by the Company against Premier.

         Also, as discussed further in Note 7 and Note 9 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

         Lastly, as discussed further in Note 7 and Note 9 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note is $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum, are secured by substantially all of the Company's assets. On August 31,

2000, the Company had recorded approximately $628,000 in principal and interest outstanding under the Working Capital Note.

         On August 31, 2000, the Company's cash and cash equivalents were $255,960. Management anticipates the Company's existing cash balances together with ongoing collections of its accounts receivable and available borrowings under the Working Capital Note should be adequate to meet its liquidity and capital requirements in the immediate term. In light of the termination of the Credit Agreement and the absence of favorable credit terms with several of its vendors, however, additional capital will likely be required to continue operations and to procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. On August 31, 2000, the Company had accrued approximately $227,740 in contingent liability under the stock appreciation right.

         Notwithstanding the foregoing, the recent transactions between the Company, MediVision, and Premier will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve profitable operations.

         Its relationship with MediVision will provide the Company access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. Further, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

         In  these  regards,   the  Company  and  MediVision  are  currently  in
discussions with respect to, among other things, increasing available working capital beyond the $1,500,000 under the Working Capital Note. Concurrent with these discussions, the Company will continue to evaluate alternative sources of capital to meet its cash requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements and is hopeful that it will be successful in this regard. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

         Inflation

         The Company believes that inflation has not had a material or significant impact on the Company's revenue or on its results from operations.

Item 7.  Financial Statements.

         The Company's financial statements for fiscal year 2000 are attached hereto.

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

         We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of August 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended August 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of August 31, 2000, and the results of its operations and its cash flows for the years ended August 31, 2000 and 1999, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, current liabilities exceed current assets by $1,363,939. In addition, the Company has a history of losses from operations resulting in an accumulated deficit of $14,419,374. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As more fully described in Note 12 to the financial statements, the Company has evaluated its exposure for the collection of taxes on sales to customers located in other states. Management believes that the probability of assessment by state tax authorities is remote and accordingly, a liability has not been recorded in the accompanying financial statements.

November 10, 2000

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                                 AUGUST 31, 2000

                                                             2000
                                                     ------------------
                           ASSETS

Current assets:
     Cash and cash equivalents                       $          255,960
     Accounts receivable, net of allowance for
         doubtful accounts of approximately
         $141,000                                               157,999
     Inventories (Note 2)                                       625,025
     Prepaid expenses and other current assets                  102,418
                                                     ------------------

              Total current assets                            1,141,402
                                                     ------------------

Furniture and equipment, at cost, net (Note 3)                  190,528
Other assets                                                     10,185
                                                     ------------------
        Total assets                                 $        1,342,115
                                                     ==================


                                  (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)
                                 AUGUST 31, 2000

                                                                                2000
                                                                         ------------------
                 LIABILITIES AND
                 STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable                                                    $          489,805
     Accrued liabilities (Note 5)                                                   933,460
     Accrued warrant appreciation right                                             221,740
     Deferred extended warranty revenue                                             137,890
     Customer deposits                                                              449,440
     Notes payable to related party (Note 7)                                        264,067
     Capitalized lease obligation (Note 6)                                            8,939
                                                                         ------------------

              Total current liabilities                                           2,505,341
                                                                         ------------------

Capitalized lease obligation (Note 6)                                                12,643
Note payable to related party                                                       628,146
                                                                         ------------------

                                                                                    640,789
                                                                         ------------------
              Total liabilities                                                   3,146,130
                                                                         ------------------

Commitments and contingencies (Notes 8 and 12)

Stockholders' deficit (Note 9):

     Preferred stock, no par value, 20,000,000 shares
         authorized; none issued or outstanding
     Common stock, no par value, 20,000,000 shares
         authorized; 8,138,305 shares issued and
         outstanding                                                             12,630,604
     Deferred compensation                                                          (15,245)
     Accumulated deficit                                                        (14,419,374)
                                                                         -------------------
              Total stockholders' deficit                                        (1,804,015)
                                                                         -------------------
              Total liabilities and stockholders' deficit                $        1,342,115
                                                                         ==================

   The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF OPERATIONS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                                                   2000                1999
                                                                            ------------------  ------------------
Revenues:
     Net sales                                                              $        4,711,208  $        6,011,825
     Other revenue                                                                     184,093             231,480
                                                                            ------------------  ------------------
              Total revenues                                                         4,895,301           6,243,305

Cost of sales                                                                        3,083,986           3,892,243
                                                                            ------------------  ------------------
              Gross profit                                                           1,811,315           2,351,062
                                                                            ------------------  ------------------

Operating expenses:
     Sales and marketing                                                             1,442,953           1,783,146
     General and administrative                                                      1,093,387           1,084,943
     Research and development                                                          323,454             895,605
                                                                            ------------------  ------------------

              Total operating expenses                                               2,859,794           3,763,694
                                                                            ------------------  ------------------

              Loss from operations                                                 (1,048,479)          (1,412,632)

Other income (expense) (Note 13):
     Interest income                                                                  143,833                1,659
     Interest expense                                                                (329,753)            (181,867)

              Total other income (expense)                                           (185,920)            (180,208)
                                                                            ------------------  ------------------

              Net loss before extraordinary item                                    (1,234,399)         (1,592,840)
                                                                            ------------------  ------------------

Extraordinary item (Note 14):
     Gain on forgiveness of debt                                                        62,836             350,000
                                                                            ------------------  ------------------

              Net loss                                                      $       (1,171,563)    $    (1,242,840)
                                                                            ==================     ===============

Basic loss per share before extraordinary item                              $             (.28)    $          (.38)
                                                                            ==================     ===============

Basic loss per share                                                        $             (.26)    $         (.30)
                                                                            ==================     ===============
Shares used in the calculation of net loss
     per share                                                                       4,430,413           4,155,428
                                                                            ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                                  SERIES B
                                           COMMON STOCK       PREFERRED STOCK         DEFERRED                       TOTAL
                                 -----------------------  ------------------------     COMPEN-      ACCUMULATED   STOCKHOLDERS'
                                    SHARES      AMOUNT       SHARES       AMOUNT       SATION         DEFICIT       DEFICIT
                                 ----------- -----------  -----------  -----------  -------------  -------------  -------------
Balance,
    September 1, 1998            $ 4,155,428 $10,462,604                            $  (191,300) $ (12,004,971) $(1,733,667)

Stock option compensation
    expense                                                                              97,167                      97,167

Net loss                                                                                            (1,242,840)  (1,242,840)
                                 ----------- -----------  -----------  -----------  -----------  -------------  -----------
Balance,
    August 31, 1999                4,155,428  10,462,604                                (94,133)   (13,247,811)  (2,879,340)

Sale of preferred stock (Note 9)                                  150   $    3,750

Conversion of preferred stock
    (Note 9)                            150      3,750           (150)      (3,750)

Exercise of stock options at
    $.375 per share (Note 9)        150,000     56,250

Conversion of note payable
    to related party to stock
    (Note 9)                       3,832,727  2,108,000

Stock option compensation
    expense                                                                              78,888                      78,888

Net loss                                                                                            (1,171,563)  (1,171,563)
                                 ----------- -----------  -----------  -----------  -----------  -------------  -----------
Balance, August 31, 2000           8,138,305 $12,630,604            -  $         -  $   (15,245) $ (14,419,374) $(1,804,015)
                                 =========== ===========  ===========  ===========  ===========  =============  ===========

   The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                  FOR THE YEARS ENDED AUGUST 31, 2000 AND 1999

                                                                                   2000                1999
                                                                            ------------------  ------------------
Cash from operating activities:
     Net loss                                                                $      (1,171,563)  $      (1,242,840)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Accrued warrant appreciation right                                       (71,969)             25,522
              Depreciation and amortization                                            126,596             133,465
              Stock option compensation expense                                         78,888              97,167
              Loss on retirement of assets                                                                   2,771
              Net changes in operating assets and liabilities:
                  Accounts receivable                                                  221,176             127,809
                  Inventories                                                         (263,933)            326,317
                  Prepaid expenses and other current assets                             (2,440)            (74,014)
                  Other assets                                                          (2,800)
                  Accounts payable                                                    (105,609)            158,484
                  Accrued liabilities                                                 (367,984)            (73,901)
                  Deferred extended warranty revenue                                    48,498             (23,779)
                  Customer deposits                                                     19,894             327,467
                                                                            ------------------  ------------------
                      Net cash used in operating activities                          (1,491,246)          (215,532)
                                                                            ------------------  ------------------

Cash flows used in investing activities:

     Acquisition of furniture and equipment                                            (13,944)            (27,974)
                                                                            ------------------  ------------------

Cash flows from financing activities:
     Sale of common stock                                                               60,000
     Repayment of short-term borrowings                                                                    (98,175)
     Proceeds from notes payable to related parties                                  1,529,361               8,372
     Capitalized lease obligation                                                       (6,168)             (2,870)
                                                                            ------------------  ------------------

                      Net cash provided by (used in)
                           financing activities                                      1,583,193             (92,673)
                                                                            ------------------  ------------------

Net increase (decrease) in cash and cash equivalents                                    77,953            (336,179)

Cash and cash equivalents, beginning of the year                                       178,007             514,186
                                                                            ------------------  ------------------

Cash and cash equivalents, end of the year                                  $          255,960  $          178,007
                                                                            ==================  ==================

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

         Concentrations of Credit Risk and Export Sales
         ----------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during fiscal year 2000 or 1999 comprised 10% or more of net sales.

         Revenues from sales to customers located outside of the United States accounted for approximately 10% and 14% of net sales during the years ended August 31, 2000 and 1999, respectively.

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

         Net Loss Per Share
         ------------------

         Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. However, diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive.

         Statement of Cash Flows
         -----------------------

         For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

         Cash paid for interest amounted to approximately $11,000 and $19,000 during the years ended August 31, 2000 and 1999, respectively. Cash paid for income taxes amounted to approximately $800 for each of the years ended August 31, 2000 and 1999.

         During the year ended August 31, 2000, the Company issued 3,832,727 shares of common stock with an aggregate value of $2,108,000 in lieu of payment on a note payable to a related party.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

2.       INVENTORIES

         Inventories consist of the following as of August 31, 2000:

                  Raw materials                           $          474,264
                  Work-in-process                                     20,905
                  Finished goods                                     129,856
                                                          ------------------

                                                          $          625,025
                                                          ==================

3.       FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of August 31, 2000:

                  Research and manufacturing equipment    $          661,214
                  Office furniture and equipment                     440,282
                  Demonstration equipment                            189,965
                                                          ------------------
                                                                   1,291,461
                  Less accumulated depreciation

                      and amortization                             (1,100,933)
                                                          -------------------

                                                          $          190,528
                                                          ==================
4.       SHORT-TERM BORROWINGS

         The Company entered into an accounts receivable credit agreement (the "Agreement") with a bank (the "Bank") in July 1999. The Agreement allowed for up to an 80% advance rate on eligible receivable balances. Borrowings were secured by substantially all assets of the Company and bore interest at the Bank's prime lending rate plus 10%. The minimum monthly amount charged by the Bank was the greater of interest calculated in accordance with the immediately preceding sentence or $1,200. The Agreement remained in effect from year to year unless terminated in writing by the Company or the Bank. By letter to the Bank dated June 23, 2000, the Company confirmed the termination of the Agreement effective upon earlier verbal notification to the Company by the Bank that the Bank was no longer willing to make advances under the Agreement. At August 31, 2000, no principal borrowings were outstanding under the Agreement.

5.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following as of August 31, 2000:

                  Accrued compensation                  $          243,364
                  Accrued warranty expenses                        270,927
                  Other accrued liabilities                        419,169
                                                        ------------------
                                                        $          933,460
                                                        ==================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


6.       CAPITALIZED LEASE OBLIGATIONS

         The Company leases certain office equipment under the terms of a capital lease. Payments of $740 with interest at 10.8% are due in monthly installments through June 2003. Future minimum lease payments are as follows:

                      Year Ending
                      August 31,
                --------------------
                         2001                          $            8,880
                         2002                                       8,880
                         2003                                       7,400
                                                       ------------------

                                                                   25,160

                  Less amount representing interest                (3,579)
                                                       ------------------

                                                       $           21,581
                                                       ==================

7.       NOTES PAYABLE TO RELATED PARTIES

         On April 30, 1998, the Company executed a promissory note (the "Premier Note") in favor of Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's majority shareholder. The Company borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by Premier or April 30, 1999. Under the terms of the Premier Note, borrowings bore interest at 8.5% per annum, were secured by certain of the Company's assets and were subordinate to borrowings under the accounts receivable credit agreement with the Company's Bank (see Note 4). Premier also made certain other advances to the Company which were not specifically covered under the Premier Note.

         On October 21, 1999, the Company and Premier entered into a Merger Agreement whereby, among other things, the parties agreed that no payments would be required with respect to certain amounts owing as under the Premier Note and other advances during the term of the Merger Agreement.

         In February 2000, Premier notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated the Merger Agreement on February 17, 2000. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         On July 13, 2000, the Company, Premier and MediVision Medical Imaging Ltd. ("MediVision"), an Israeli company, entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision including, among other things, converting in favor of Premier the Company's entire debt owned to Premier, calculated at an approximate book value of $2.1 million, into shares of the Company's common stock at a conversion price of $0.55 per share. This occurred in August 2000 in connection with the closing of the transactions contemplated by the definitive agreements (the "Closing"). In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims (see Note 9).

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

7.       NOTES PAYABLE TO RELATED PARTIES (Continued)

         Also in connection with the definitive agreements, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At August 31, 2000, the Company had recorded approximately $264,000 in principal and interest outstanding under the definitive agreements. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

         In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the
         Working Capital Note is $1.5 million, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by substantially all of the Company's assets. At August 31, 2000, the Company had recorded approximately $628,000 in principal and interest outstanding under the Working Capital Note.

8.       COMMITMENTS

         Operating Leases
         ----------------

         The Company leases its facilities under month-to-month leases. The lease agreements require minimum lease payments of approximately $7,000 per month.

         Rental expense charged to operations for all operating leases was approximately $83,000 during the year ended August 31, 2000.

9.       STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         Of the 11,861,695 shares of common stock authorized but unissued as of August 31, 2000, 2,214,627 shares are reserved for issuance under the stock option plans.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

9.       STOCKHOLDERS' EQUITY (Continued)

         MediVision and Premier Transactions
         -----------------------------------

         On February 25, 1998, the Company and Premier entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby Premier would offer to buy those shares of the Company's common stock not already owned by it. In August 1998, however, Premier notified the Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement and the Company thereupon terminated the Stock Purchase Agreement. As a result of such termination, the Company made demand to Premier for payment of a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The demand was not pursued at the time because of a revival of plans for merger of the companies.

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

         As a result of the foregoing transactions, at the time of its bankruptcy filing, Premier owned 49-1/2% of the Company's outstanding common stock and all 150 outstanding shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

         On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision. In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision committed to loan up to $1.5 million to the Company (Note 7). Principal amounts, together with any accrued but unpaid interest outstanding in connection with the $1.5 million commitment is convertible, at MediVision's option, into shares of the Company's common stock. Also at the Closing, pursuant to the definitive agreements, among other things: (1) the Company's entire debt owed to Premier, calculated at an approximate book value of $2.1 million, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and
         (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

9.       STOCKHOLDERS' EQUITY (Continued)

         MediVision and Premier Transactions (Continued)
         -----------------------------------------------

         In addition, at Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, including the $500,000 Termination Fee claimed by the Company against Premier.

         As a result of the foregoing transactions, MediVision currently owns approximately 73% of the Company's outstanding common stock.

         Other Warrants
         --------------

         In 1993, the Company issued a warrant to the Bank that provided a line-of-credit. The warrant was amended several times in connection with amendments to the line-of-credit. The warrant is currently exercisable for 50,000 shares of common stock at an exercise price of $1.73 per share and it expires in November 2000. This warrant includes a provision wherein the Bank can require the Company to pay the difference between the fair market value (as defined) of the underlying common stock of the warrant and the exercise price (the "Appreciation Right"). The Bank informed the Company of its intent to exercise the Appreciation Right in 1996. The Company has accrued $221,740, inclusive of interest, under the Appreciation Right at August 31, 2000, and it is reflected as a current liability on the accompanying balance sheet. The Appreciation Right was due on April 1, 1998.

         Stock Option Plans
         ------------------

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

         In 1992, the Company adopted a Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant options to key directors, executives, employees and others for the purchase of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the Board of Directors at the time of the grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 116,667, of which 11,667 options remained available for granting as of August 31, 2000. As of August 31, 2000, stock options to purchase 55,000 shares at exercise prices ranging from $1.00 to $2.75 were granted and outstanding under the Plan. No options were exercised during the year ended August 31, 2000.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


9.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         In 1992 and 1993, the Company's Board of Directors and Shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The Exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000, of which 5,615 remained available for granting of options as of August 31, 2000 As of August 31, 2000, stock options to purchase 130,985 shares at exercise prices ranging from $.48 to $4.25 were granted and outstanding under the Option Plan. No options were exercised during the year ended August 31, 2000.

         In 1995, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 350,000 options remained available for granting as of August 31, 2000. As of August 31, 2000, stock options to purchase 685,000 shares at exercise prices ranging from $.31 to $4.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised.

         In October 1997, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expires October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and will have a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 553,000 options remained available for granting as of August 31, 2000. As of August 31, 2000, stock options to purchase 297,000 shares at exercise prices ranging from $.38 to $1.34 were granted and outstanding under the 1997 Nonstatutory Plan. Options to purchase 150,000 shares at a per share exercise price of $.38 granted under the 1997 Nonstatutory Plan were exercised during the year ended August 31, 2000.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)


9.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                              Options              Price
                                        ------------------   ----------------

         Balance, September 1, 1998              1,505,076   $          1.80
              Options granted                      513,480   $           .53
              Options canceled                    (373,584)  $          1.86
                                        ------------------
         Balance, August 31, 1999                1,644,972   $          1.39
              Options granted                      450,000   $           .48
              Options cancelled                   (315,627)  $          1.13
              Options lapsed                      (335,000)  $          1.38
              Options exercised                   (150,000)  $           .38
                                        ------------------
         Balance, August 31, 2000                1,294,345   $          1.25
                                        ==================

         The weighted average fair value of options granted during the years ended August 31, 2000 and August 31, 1999 was $.27 and $.42, respectively.

         The following table summarizes information about the stock options outstanding at August 31, 2000:

                                                    Options Outstanding                   Options Exercisable
                                       --------------------------------------------  -----------------------------
                                                         Weighted
                                                          Average       Weighted-                      Weighted-
                                                         Remaining       Average                        Average
                  Range of                              Contractual     Exercise                       Exercise
               Exercise Prices            Number           Life           Price          Number          Price
------------------------------------   -------------  -------------   -------------  -------------  --------------
         $     .38  -   $    1.37        947,845          5.5          $   .65          509,845        $ .76
         $    1.38  -   $    3.00        260,000          1            $  2.43          260,000        $2.43
         $    3.01  -   $    4.50         86,500          1.8          $  4.37           80,531        $4.36
                                 ---------------                                ---------------
                                       1,294,345                                        850,376
                                 ===============                                ===============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

9.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended August 31, 2000 and 1999, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 141% to 154% for both years; risk-free interest rate of 6%; and a weighted-average expected life of 5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Years Ended August 31,
                                            ------------------------------------
                                                2000                 1999
                                            ---------------   ------------------
         Pro forma net loss                 $     (1,273,739) $      (1,515,840)
                                            ================  ==================
         Pro forma net loss per share       $           (.29) $            (.38)
                                            ================  ==================

         Deferred compensation recorded for financial reporting purposes to reflect the deemed fair value of the certain options granted to non-employees is being amortized over the vesting period of the related options. No such expense was required during the year ended August 31, 2000. For the year ended August 31, 2000 and 1999, the amortized deferred compensation expense was approximately $78,000 and $97,000, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

10.      INCOME TAXES

         There was no provision (benefit) for income taxes during the years ended August 31, 2000 or 1999.

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                              2000
                                                       ------------------
         Deferred tax assets:
              Net operating loss carryforwards         $        2,726,000
              Inventory reserves                                  965,000
              Accrued warrant appreciation right                   95,000
              Payroll related accruals                            115,000
              Warranty accrual                                    116,000
              Sales and accounts receivable reserves               90,000
              Uniform capitalization                               73,000
              Deferred revenue                                     59,000
              Depreciation                                         11,000
                                                       ------------------

                  Total deferred tax assets                     4,250,000

         Valuation allowance                                   (4,250,000)
                                                       -------------------
                  Net deferred taxes                   $                -
                                                       ==================

         The principal reasons for the difference between the effective tax rate and the Federal statutory income tax rate are presented in the following table:

                                                                     Years Ended August 31,
                                                             -------------------------------
                                                                2000             1999
                                                             --------------   --------------
         Federal benefit expected at statutory rates         $     (398,000)  $     (423,000)
         Net operating loss with no current benefit                 398,000          423,000
                                                             --------------   --------------
                                                             $            -   $            -
                                                             ==============   ==============

         In connection with a private placement of the Company's common stock in November 1995, a change of ownership (as defined in Section 382 of the Internal Revenue Code) occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through November 21, 1995 (approximately $4,800,000 and $2,500,000, respectively) and the Company's federal and state Research and Development credits (approximately $126,000 and $79,000, respectively) will be subject to a total annual limitation in the amount of approximately $107,000.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

10.      INCOME TAXES (Continued)

         During 1998 another change of ownership occurred when a shareholder acquired more than 50% of the Company's common stock (Note 9). The resulting limitation on net operating loss and tax credit carry forwards is approximately $168,000 per year. The change of ownership which occurred in August 2000, discussed further in Note 9, will result in additional limitation of net operating loss and tax credit carryforwards.

         The Company has at August 31, 2000, a net operating loss carryover of approximately $7,603,000 for federal income tax purposes which expires between 2007 and 2013, and a net operating loss carryforward of approximately $2,910,000 for state income tax purposes which expires between 2000 and 2005. Federal and state tax credit carryforwards of approximately $68,000 and $39,000 will begin to expire in 2002 and 2017, respectively. As a result of the annual limitations discussed above, a substantial portion of these loss and credit carryovers may expire without being utilized.

11.      401(K) PLAN

         The Company has a tax deferred investment plan (the "401(k) Plan"). All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan originally required mandatory employer contributions of 10% of the participants' contributions. The 401(k) Plan was subsequently amended to provide for discretionary employer contributions. The Company did not make any matching contributions during the years ended August 31, 2000 or 1999. During the years ended August 31, 2000 and 1999, the Company made minimum top heavy required contributions in the amount of $20,609 and $19,219, respectively, pursuant to IRS Code
         Section 416(c).

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

12.      CONTINGENCIES (Continued)

         Collection of Taxes from Customers (Continued)
         ----------------------------------

         The analysis indicates maximum potential liability of $1,500,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in the accompanying financial statements.

         However, there can be no assurance that the amount of any sales or use taxes that might ultimately be assessed for prior periods would not materially affect the Company's results of operation or cash flows in any given reporting period.

13.      RELATED PARTY TRANSACTIONS

         Interest expense includes $275,397 in interest charged on inventory purchased from Premier during the year. Interest income includes $140,949 in interest charged on products sold to Premier.

14.      EXTRAORDINARY ITEM

         In August 2000, at the Closing of transactions contemplated by certain definitive agreements entered into in July 2000 by and among the Company, MediVision and Premier, among other things, the Company's entire debt owned to Premier, calculated at an approximate book value of $2.1 million, was converted into shares of the Company's common stock. The Company recognized as an extraordinary gain during fiscal 2000 the write-off of the recorded amount of the debt owed to Premier in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock (see Notes 7 and 9).

         In May 1999, the Company reached an agreement with a financial advisor to significantly reduce the aggregate amount of professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with the Related Party (see Note 9).

15.      ABILITY TO CONTINUE AS A GOING CONCERN

         For the years ended August 31, 2000 and 1999, the Company incurred losses of $1,171,563 and $1,242,840, respectively, and at August 31, 2000, the Company had an accumulated deficit of $14,419,374. In addition, at August 31, 2000, current liabilities exceed current assets by $1,363,939. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         Notwithstanding the foregoing, recent transactions between the Company, MediVision, and Premier (see Notes 7, 9 and 13), will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve profitable operations.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                  (Continued)

15.      ABILITY TO CONTINUE AS A GOING CONCERN (Continued)

         The relationship with MediVision will provide the Company access to resources in addition to working capital described in Note 7. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. The relationship with MediVision will further assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

         While Management anticipates that the Company's current sources of capital, including available borrowings under the Working Capital Note, should be adequate to meet its liquidity and capital requirements in the immediate term, additional capital will likely be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products.

         In that regard, the Company and MediVision are currently in discussions with respect to increasing available working capital beyond the $1.5 million under the Working Capital Note. Concurrent with these discussions, management will continue to evaluate alternative sources of capital to meet its cash requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         Neither of the principal accountant's reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, and neither was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Perry-Smith LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of the Exchange Act.

         (a) Directors and Executive Officers

         The following is a list of the names and ages of the Company's directors and executive officers from March 17, 2000, the date of filing of the Company's Current Report on Form 8-K, regarding the resignation of Mr. Steven R. Verdooner as an officer and director of the Company and Steven C. Lagorio as an officer of the Company, until the closing of the transactions with MediVision and Premier, which are described in greater detail in the Business Development section of Item 1 and in Management's Discussion and Analysis or Plan of Operation section of Item 6 of this annual report (the "Previous Management"):

         Name               Age              Position
-------------------------- ---------------   ---------------------------
R. Joseph Allen            55                Director (1)
Daniel S. Durrie, M.D.     50                Director (1)
Randall C. Fowler          59                Director (1)
Walt Williams              64                President, Secretary, Director (2)


(1) R. Joseph Allen, Daniel S. Durrie, M.D., and Randall C. Fowler resigned from the Board of Directors of the Company as of August 11, 2000, in anticipation of the closing the transactions with MediVision and Premier.

(2) Walt Williams remained as the sole member of the Board of Directors until August 28, 2000, when the transactions with MediVision and Premier were closed.

         R. Joseph Allen is the Chairman of the board of directors and Chief Executive Officer of Allen & Caron, Inc., an investor relations firm. Mr. Allen has served in these capacities since 1988. Prior to 1988, Mr. Allen held management positions with General Automation, Inc., Allen and McGarvey, Bozell & Jacobs Public Relations and Arco. Mr. Allen was a non-employee director of the Company. He became a director of the Company in January 1999.

         Daniel S. Durrie, M.D., is a certified ophthalmologist. Since 1990, Dr. Durrie has been employed by Hunkeler Eye Centers, headquartered in Kansas City, Missouri, where he has served as a Fellowship Director for both optometry and ophthalmology since 1993, as its President from 1997 until 1999, and as its Treasurer presently. Dr. Durrie also serves as an associate professor of ophthalmology at the University of Kansas Medical Center in Kansas City, Missouri. Dr. Durrie was a non-employee director of the Company. He became a director of the Company in January 1999.

         Randall C. Fowler has been the Chairman of the Board, President and Chief Executive Office of Identix Corporation, a biometrics technology firm specializing in fingerprint-based identification and security systems, at various times since he founded Identix in 1982. Mr. Fowler serves on the boards of Identix, Amdec, Fingerscan Corporation and Sylvan Joint Venture. He holds a number of technology patents related to biometrics and was an assistant professor at San Jose State University from 1965 to 1968. In 1997 the San Jose Business Journal named him Entrepreneur of the Year. Mr. Fowler was a non-employee director of the Company. He became a director of the Company in January 1999.

         Walt Williams, an attorney and entrepreneur, has managed a private legal practice between 1984 and 1988 and since 1996. From 1988 to 1995, he served as Division Counsel to medical device subsidiaries of Pfizer, Inc., a health care products company with 1995 earnings in excess of $1 billion. In 1981, Mr. Williams founded Diagnostic Services, Inc., a medical device company located in San Diego, California, and served as its Chairman of the Board or President from 1981 to 1984. He holds a B.A. and J.D. from the University of Chicago. Mr. Williams served as a director and Chairman of the Board of OIS since January 1999. Mr. Williams was a non-employee director of OIS. Upon the resignation of Messrs. Verdooner and Lagorio as officers of the Company, Mr. Williams acted as President and Secretary of the Company.

         The  following  is a list  of  the  names  and  ages  of the  Company's
directors   and  executive   officers   after  August  28,  2000  (the  "Current
Management"):

         Name                           Age          Position
----------------------------------  ---------------  ---------------------------
Noam Allon                               41          Director
Gil Allon                                39          Director
Ariel Shenhar                            35          Director

Jonathan Adereth                         53          Director

         Noam Allon has served as the President, Chief Executive Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon also currently serves as the President, Chief Executive Officer and a member of the Board of Directors of MediVision's subsidiaries:
Camvision, Laservision and MediVision France. From 1992 to 1993, Mr. Allon served as Vice President of Marketing and Sales of Fidelity Medical (Israel) Ltd., an Israeli corporation engaged in digital x-ray imaging and archiving systems. Mr. Allon received his B.Sc. in Computer Science with distinction from the Technion Israel Institute of Technology in Haifa, Israel in May 1986.

         Gil Allon has served as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon also currently serves as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision's subsidiaries: Camvision and Laservision. From 1990 to 1993, Mr. Allon served as General Manager of Guy Systems, an Israeli corporation engaged in the analysis and development of information systems and general software. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

         Ariel Shenhar has served as a member of the Board of Directors of MediVision since August 1994 and as its Vice President and Chief Financial Officer since January 1997. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski & Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. From 1991 to 1994, Mr. Shenhar served as Export and Marketing Manager and a member of the Board of Directors at Anispor International Trading Ltd., an Israeli corporation engaged in the export of products, systems and turnkey projects in the healthcare, agriculture and police equipment fields. From 1993 to 1994, Mr. Shenhar also served as a member of the Board of Directors of Barton Planning & Manufacturing Ltd., an Israeli corporation engaged in ironwork and machinery. Mr. Shenhar received his B.A. in Economics and Accounting and his M.B.A. in Finance from the Hebrew University in Jerusalem, Israel and June 1992 and June 1999, respectively, and has been a Certified Public Accountant since January 1997.

         Jonathan Adereth has served as a member of the Board of Directors of MediVision since July 1, 1999. Mr. Adereth currently serves also as a member of the Board of Directors of E&C Medical Intelligence Ltd., an Israeli corporation engaged in medical knowledge-based case management systems. In addition, Mr. Adereth is a director of Eliav Ltd., an Israeli corporation engaged in medical imaging systems. From 1994 to 1998, Mr. Adereth served as President and CEO and as a member of the Board of Directors of Elscint Ltd., one of Israel's largest medical equipment companies engaged in the development, manufacturing and marketing of medical imaging products such as CT scanners, MRI systems and gamma cameras. Prior thereto Mr. Adereth served as a senior officer of Elscint Ltd. in various positions and capacities, including as Senior Vice President of Sales and Marketing in 1994 and as Vice President of Sales, from 1986 to 1993. Mr. Adereth received his B.Sc. in Physics from the Technion Israel Institute of Technology in Haifa, Israel in May, 1973.

         (b)      Section 16(a) Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

         All four of the Company's previous non-employee directors, R. Joseph Allen, Daniel S. Durrie, M.D., Randall C. Fowler and Walt Williams, were elected onto the Board on January 18, 1999 at the Company's annual meeting of shareholders. Although each director should have filed a Form 3 with the SEC indicating his election to the Board within 10 days of becoming a director of the Company, all four filed on November 10, 1999. Also, although Steven C. Lagorio was appointed Chief Financial Officer on June 10, 1999, he filed his Form 3 indicating his status as an executive officer of OIS on November 10, 1999. Likewise, Steven R. Verdooner has had Section 16(a) reporting obligations since the Company's initial public offering in 1992. Subsequent to the initial public offering, Mr. Verdooner received options to purchase common stock of the Company. On December 23, 1999, Mr. Verdooner filed a Form 4 to report all option grants received by him.

         Except as indicated above, the Company believes that during the fiscal year ended August 31, 2000, its officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon the written representations of its directors and officers.

         No shares of common stock of the Company are owned beneficially by any of the current directors.

Item 10. Executive Compensation.

         (a)      Summary Executive Compensation Table

         The following table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's Chief Executive Officer and Chief Financial Officer.

                                                                                                 Securities
Name and                                                               Other Annual              Underlying
Principal Position                  Year         Salary     Bonus      Compensation              Options
-------------------------           ------       ---------   --------- ------------------       ----------------
Steven R. Verdooner,                2000        $ 66,346      $--      $35,136 (1)               --
Chief Executive Officer             1999        $150,000      $--      $ 1,018 (2)               57,650
                                    1998        $149,712      $--      $   518 (3)               --

(1) This figure includes disability insurance premiums of $518, accrued vacation pay of $28,848, and accrued sick pay of $5,770.

(2) This figure includes disability insurance premiums of $518, and Glaucoma-scope (R) royalty payments of $500.

(3)      This figure includes disability insurance premiums of $518.

         (b)      Summary Option Grant

         During the fiscal year ended August 31, 2000, no individual grants of stock options were made to the Company's Chief Executive Officer.

         (c)      Aggregated Option Exercises and Fiscal Year End Values

         The following table sets forth information concerning the exercise of stock options during the fiscal year ended August 31, 2000 all unexercised stock options held by and the Company's Chief Executive Officer.

                                                                       No. of Securities          Value of
                                                                       Underlying                Unexercised
                                                                       Unexercised               In-The Money
                                                                       Options at FY-End           Options
                           Shares Acquired            Value            (Exercisable/             (Exercisable/
Name                        on Exercise               Realized          Not Exercisable)         Not Exercisable)
---------                  ----------------------    -------------     ----------------------  ------------------
 Steven R. Verdooner                --                    --             145,983 / 0                  --

         (d)      Compensation of Directors

         Prior to August 28, 2000, the Board maintained three standing committees, an Audit Committee, a Compensation Committee and a Nominating Committee. Each of the directors served on each of the three standing committees. During the fiscal year ended August 31, 2000, there were no committee meetings held separate and apart from any board meetings. Each of the

Previous Management Directions attended at least 75% of the Board meetings held during the fiscal year ended August 31, 2000 but before August 28, 2000.

         Pursuant to Company policy, each Previous Management director received $1,000 for each board meeting attended in person and $500 for each meeting attended by telephone. Since no committee meetings were held separately from general board meetings, no director was paid additional sums for attending committee meetings. In addition, each Previous Management director was reimbursed for costs associated with attended in person a board meeting. The Previous Management directors had, on occasions, waived their non-employee director fees for attending telephonic meetings.

         In January 1999, each non-employee director received by Board resolution an option grant to purchase up to 50,000 shares of OIS common stock. Those options were granted pursuant to the Company's 1997 Nonstatutory Stock Option Plan and were subject to certain vesting requirements. Those options were canceled and substantially similar options were granted in May 1999. In October 1999, three of the Company's non-employee directors exercised their options, each purchasing 50,000 shares of restricted common stock. The fourth director did not exercise his options, and the options expired in connection with his resignation from the Board.

         In support of the Company's operations, including its introduction of new products in fiscal year 2000, one Previous Management director provided consulting services to the Company prior to August 28, 2000 pursuant to certain Board resolutions. For services rendered during fiscal year 2000, the director earned consulting fees of approximately $75,000, plus expenses, of which approximately $3,000 remained accrued but unpaid as of August 31, 2000.

         No policy regarding compensation of the Current Management directors has been adopted by the Board, and no Current Management director has been paid any compensation by the Company. None of the Current Management directors has been appointed to any of the three standing committees.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of December 5, 2000, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and each executive officer identified above in Item 10, and (iii) all directors and executive officers as a group.

Name and Address of                         Amount and Nature
Beneficial Owner                    of Beneficial Owner                         Percent of Class
--------------------------------            -------------------------------     ---------------------------
Steven R. Verdooner                         190,023 (1)                         2.3%
221 Lathrop Way, Suite I

Sacramento, CA 95815

R. Joseph Allen                              --                                 --
18300 Von Karman, Suite 410
Irvine, CA 92612

Daniel S. Durrie, M.D.                       50,000 (2)                         0.6%
5520 College Blvd., Suite 201
Overland Park, KS 66211

Randall C. Fowler                            50,000 (2)                         0.6%
510 North Pastoria Avenue
Sunnyvale, CA 94086

Walt Williams                                50,000 (2)                         0.6%
2040 Glasgow Avenue
Cardiff, CA 92007

Noam Allon                                   --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Gil Allon                                    --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Ariel Shenhar                                --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Jonathan Adereth                             --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Directors and Officers as a group           340,023                             4.1%
(total of 9 persons)

MediVision Medical Imaging Ltd.           5,964,635 (3)                          73%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

(1) Mr. Verdooner holds 44,040 shares of common stock and 145,983 options exercisable within 60 days of October 31, 2000.

(2) These are restricted shares held upon exercise of options following accelerated vesting as described in greater detail in the Company's Form 8-K, filed on November 24, 1999.

(3) This is the number the shares of common stock beneficially held by MediVision as reported in its Schedule 13D filed on September 12, 2000.

Item 12.          Certain Relationships and Related Transactions

         (a)  Transactions with Executive Officers and Directors

         The previously reported royalty arrangement between the Company and Steven R. Verdooner has been recently canceled, and no payments to Mr. Verdooner thereunder have been made or are contemplated to be made.

         (b)  Transactions with Security Holders

         As discussed in greater detail in the Business  Development  section of
Item 1 and in Management's Discussion and Analysis or Plan of Operation section of Item 6 of this annual report, the Company, Premier and MediVision entered into a series of transactions which resulted in MediVision owning approximately 73% of the Company's outstanding common stock.

Item 13. Exhibits and Reports on Form 8-K

         A.       Exhibits

Exhibit                                                                                          Footnote
Number            Description of Exhibit                                                         Reference
-----------       -------------------------------                                                ------------------
2.1           Stock Purchase Agreement, dated as of February 25, 1998, by and        (13)           (13)
              Between OIS and  Premier.
2.2           Agreement and Plan of Reorganization By and Among Premier, Ophthalmic Acquisition     (18)
              Corporation and OIS, dated as of October 21, 1999.
2.3           Series B Preferred Stock Purchase Agreement dated as of October 21, 1999 by and       (19)
              among  OIS and Premier.
2.4           Agreement dated as of October 21, 1999 by and among OIS, Premier, Walt Williams,      (20)
              Daniel S. Durrie and Randall C. Fowler.
2.5           Securities Purchase Agreement dated as of July 13, 2000, by and among OIS, Premier    (24)
              and MediVision.


3.1           Articles of Incorporation of OIS, as amended.                                         *
3.2           Amendment to Articles of Incorporation (Certificate of Determination of               (11)
              Preferences  of Series A Junior Participating Preferred Stock of OIS).
3.3           Amendment to Articles of Incorporation (Certificate of Determination of Preferences   (21)
              of Series B Preferred Stock of OIS).
3.4           Amended Bylaws of OIS.                                                                *
3.5           Amendment to Amended Bylaws of OIS dated January 28, 1998.                            (16)
4.1           Specimen of Stock Certificate                                                         *
4.2           Rights Agreement, dated as of December 31, 1997, between OIS and American             (10)
              Securities  Transfer, Inc., including form of Rights Certificate attached thereto.
4.3           Amendment to Rights Agreement, dated as of February 25, 1998, between OIS and         (14)
              American Securities Transfer, Inc.
4.4           Second Amendment to Rights Agreement, effective as of October 20, 1999, between OIS   (22)
              (22) and American Securities Transfer, Inc.
10.1          Lease Agreement, dated as of July 10, 1987, between OIS (as tenant) and               *
              Transamerica/Emkay Income Properties I, as amended on July 23, 1990 and June 11,
              1991.
10.2          Seventh Amendment to Lease Agreement, effective as of July 18, 1996.                  (7)
10.3          Confidentiality Agreement, dated March 27, 1992 between OIS and Steven R. Verdooner.  *
10.4          Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and        *
              Method for Topographical Analysis of the Retina to OIS by Steven R. Verdooner,
              Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the
              Assignment Branch of the U.S. Patent and Trademark Office).
10.5          Form of International Distribution Agreement used by OIS and sample form of End       *
              User Software License Agreement.
10.6          Original Equipment  Manufacturer  Agreement,  dated April 1, 1991, between  OIS and * SONY  Medical  Electronics,  a division of SONY
              Corporation of America.
10.7          Original Equipment Manufacturer/Value Added Reseller Agreement, dated May 7, 1991,    *
              between OIS and Eastman Kodak Company.
10.8          The Company's 1992 Nonstatutory Stock Option Plan and sample form of Nonstatutory     *
              Stock Option Agreement.
10.9          Cross-Indemnification Agreement, dated February 14, 1991, among Dennis Makes,         *
              Steven Verdooner and Richard Wullaert.
10.10         Key Man Life Insurance Policies in the amount of $1,000,000 for each of Dennis J.     *
              Makes and Steven R. Verdooner, with OIS as the named beneficiary.
10.11         Stock Option Plan                                                                     (1)

10.12         Rental Agreement dated May 1, 1994 by and between OIS and Robert J. Rossetti.         (2)
10.13         Security and Loan Agreement (with Credit Terms and Conditions) dated April 12,        (3)
              1995  by and between OIS and Imperial Bank.
10.14         General Security Agreement dated April 12, 1995 by and between OIS and Imperial       (3)
              Bank.
10.15         Warrant dated November 1, 1995 issued by OIS to Imperial Bank to purchase 67,500      (4)
              shares of common stock.
10.16         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (4)
              November 1, 1995.
10.17         Registration Rights Agreement dated November 1, 1995 between OIS and Imperial  Bank.  (4)
10.18         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated April    (6)
              4, 1996.

10.19         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated July     (7)
              12, 1996.

10.20         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (7)
              November 21, 1996.
10.21         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated June     (8)
              3, 1997.

10.22         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated August   (9)
              28, 1997.
10.23         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (9)
              October 24, 1997.
10.24         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (9)
              November 3, 1997.
10.25         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (9)
              November  21, 1997.
10.26         Agreement of Purchase of Receivable (Full Recourse) dated November 18, 1997 between   (9)
              OIS and Imperial Bank.
10.27         Agreement of Purchase of Receivable dated July 13, 1999 between OIS and  Imperial     (23)
              Bank.
10.28         The Company's 1995 Nonstatutory Stock Option Plan and sample form of Nonstatutory     (5)
              Stock Option Agreement.
10.29         The Company's 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory     (12)
              Stock Option Agreement.
10.30         Promissory Note dated April 30, 1998 from OIS to Premier Laser Systems, Inc. in the   (15)
              maximum amount of $500,000 due in full upon the earlier of (i) written demand by
              Premier or (ii) April 30, 1999.
10.31         Security Agreement dated April 30, 1998 by and between OIS and Premier Laser          (15)
              Systems, Inc.
10.32         Form of Indemnification Agreement between OIS and each of its directors, officers     (16)
              and certain key employees.

                                       34

10.33         Manufacturing Agreement dated March 7, 1999 between OIS and Premier.                  (17)
10.34         Working Capital Funding Agreement dated as of July 13, 2000 by and  between           (24)
              MediVision and OIS.
10.35         Loan and Security Agreement dated as of July 13, 2000 by and between MediVision and   (24)
              OIS.

10.36         Put and Call Agreement dated as of August 2000 by and  between MediVision and OIS.    (24)
10.37         Registration Rights Agreement dated as of August 2000 by and between MediVision and   (24)
              OIS.

10.38         Secured Convertible Working Capital Note dated August 2000 from OIS to MediVision     (24)
              in the principal amount of $260,000.
10.39         Secured Promissory Note dated July 21, 2000 from OIS to MediVision in the principal   (24)
              amount of $1,500,000.
11.1          Computation of net loss per share.                                                    (24)
23.1          Consent of Perry-Smith & Company LLP, Independent Auditors.                           (24)
27            Financial Data Schedule (for SEC use only).                                           (24)

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

(18) Incorporated by reference to Exhibit 2.1 of the Company's Form 8-K, filed on November 24, 1999.

(19) Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed on November 24, 1999. 33

(20) Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed on November 24, 1999.

(21) Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed on November 24, 1999.

(22) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed on November 24, 1999.

(23) Incorporated by reference to Exhibit 10.27 of the Company's Form 10-KSB, filed on November 29, 1999.

(24)     Exhibit filed herewith.

         B.       Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 2000.

                                   SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NOAM ALLON                         Director              December 13, 2000
-----------------------------------
Noam Allon

/s/ GIL ALLON                          Director              December 13, 2000
-----------------------------------
Gil Allon

/s/ ARIEL SHENHAR                      Director              December 13, 2000
-----------------------------------
Ariel Shenhar

/s/ JONATHAN ADERETH                   Director              December 13, 2000
------------------------------------
Jonathan Adereth