Form 10QSB
period 2000-11-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2001-01-16
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2000

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

         Yes      XX                No
              -------------             -------------

As of January 16, 2001, 8,138,305 shares of common stock, at no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                     FOR THE QUARTER ENDED NOVEMBER 30, 2000

PART I.  FINANCIAL INFORMATION                                                             PAGE
                                                                                           ----

Item 1.           Financial Statements

                  Condensed Balance Sheet as of November 30, 2000                            2

                  Condensed Statements of Operations for the Three Months
                  ended November 30, 2000 and November 30, 1999                              3

                  Condensed Statements of Cash Flows for the Three Months
                  ended November 30, 2000 and November 30, 1999                              4

                  Notes to Financial Statements                                              5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                     10


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                         18

Item 2.           Changes in Securities and Use of Proceeds                                 18

Item 3.           Defaults upon Senior Securities                                           18

Item 4.           Submission of Matters  to a Vote of Security Holders                      18

Item 5.           Other Information                                                         18

Item 6.           Exhibits and Reports on Form 8-K                                          18

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems

                             Condensed Balance Sheet

                                November 30, 2000

                                   (Unaudited)

ASSETS
------
Current assets:
      Cash and equivalents                                                    $         95,284
      Accounts receivable, net                                                         146,229
      Inventories, net                                                                 651,347
      Prepaid expenses and other current assets                                         43,254
                                                                           --------------------
Total current assets                                                                   936,114
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,127,469                                      210,668
Other assets                                                                            10,335
                                                                           --------------------
                                                                              $      1,157,117
                                                                           ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Accounts payable                                                        $        577,775
      Accrued liabilities                                                              905,865
      Accrued warrant appreciation right                                               226,823
      Deferred extended warranty revenue                                               133,620
      Customer deposits                                                                480,009
      Notes payable to related party                                                   289,468
      Capitalized lease obligation and other notes payable                               8,939
                                                                           --------------------
Total current liabilities                                                            2,622,499

Capitalized lease obligation, less current portion                                      10,994
Notes payable to related party, less current portion                                 1,178,146
Commitments

Stockholders' deficit:
      Preferred stock, without par value, 20,000,000 shares authorized;
          none issued or outstanding                                                        --
      Common stock, no par value, 20,000,000 shares authorized;
          8,138,305 issued and outstanding                                          12,630,604
      Deferred compensation                                                             (6,098)
      Accumulated deficit                                                          (15,279,028)
                                                                           --------------------
Total stockholders' deficit                                                         (2,654,522)
                                                                           --------------------
                                                                              $      1,157,117
                                                                           ====================

See accompanying notes.

                           Ophthalmic Imaging Systems

                       Condensed Statements of Operations

                                   (Unaudited)

                                           Three months ended November 30,
                                              2000                 1999
                                        ------------------   -----------------
Net revenues                              $       734,189     $     1,010,168
Cost of sales                                     641,421             746,346
                                        ------------------   -----------------
Gross Profit                                       92,768             263,822
Operating expenses:
     Sales and marketing                          509,855             548,647
     General and administrative                   308,092             247,348
     Research and development                      98,359             122,420
                                        ------------------   -----------------
         Total operating expenses                 916,306             918,415
                                        ------------------   -----------------
Loss from operations                             (823,538)           (654,593)
Other expense, net                                (36,116)            (37,771)
                                        ------------------   -----------------
Net loss                                  $      (859,654)    $      (692,364)
                                        ==================   =================

Shares used in the calculation of basic
     net loss per share                         8,138,305           4,221,362
                                        ==================   =================
Basic net loss per share                  $         (0.11)    $         (0.16)
                                        ==================   =================

Shares used in the calculation of diluted
     net loss per share                         8,138,305           4,221,362
                                        ==================   =================
Diluted net loss per share                $         (0.11)    $         (0.16)
                                        ==================   =================

See accompanying notes.

                           Ophthalmic Imaging Systems

                       Condensed Statements of Cash Flows

                   Increase (Decrease) in Cash and Equivalents

                                   (Unaudited)

                                                                Three months ended November 30,
                                                                  2000                  1999
                                                           --------------------  --------------------

OPERATING ACTIVITIES:
Net loss                                                       $      (859,654)      $      (692,364)
Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation and amortization                                  26,536                31,359
         Stock option compensation expense                               9,147                19,722
         Net decrease in current assets other than
              cash and equivalents                                      44,612               138,786
         Net increase in current liabilities other than
              short-term borrowings                                     90,108               509,243
                                                           --------------------  --------------------
Net cash (used in) provided by operating activities                   (689,251)                6,746
INVESTING ACTIVITIES:

Purchases of furniture and equipment                                   (46,676)              (13,994)
Net increase in other assets                                              (150)               (5,001)
                                                           --------------------  --------------------
Net cash used in investing activities                                  (46,826)              (18,995)
FINANCING ACTIVITIES:

Net  proceeds from (repayments of) borrowings under
     notes payable to and unsecured advances from
     significant shareholders                                          575,401                (3,750)
Net proceeds from line-of-credit borrowings                                 --                24,844
Net proceeds from sale of common stock                                      --                56,250
Net proceeds from sale of preferred stock                                   --                 3,750
                                                           --------------------  --------------------
Net cash provided by financing activities                              575,401                81,094
                                                           --------------------  --------------------
Net (decrease) increase in cash and equivalents                       (160,676)               68,845
Cash and equivalents at beginning of period                            255,960               178,007
                                                           --------------------  --------------------
Cash and equivalents at end of period                          $        95,284       $       246,852
                                                           ====================  ====================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Reduction of borrowings under note payable to and
     unsecured advances from significant shareholder
     in exchange for inventory, net                            $            --       $       143,213
                                                           ====================  ====================

See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

              Three Month Periods ended November 30, 2000 and 1999

                                   (Unaudited)

Note 1.         Basis of Presentation

                The  accompanying   unaudited  condensed  balance  sheet  as  of
                November 30, 2000, condensed statements of operations for the three month periods ended November 30, 2000 and 1999 and the condensed statements of cash flows for the three month periods ended November 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Annual Report for the Fiscal Year Ended August 31, 2000 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended November 30, 2000 are not necessarily indicative of the operating results for the full year.

                Certain amounts in the fiscal 2000 financial statements have been reclassified to conform with the presentation in the fiscal 2001 financial statements.

Note 2.         Net Income (Loss) Per Share

                Basic earnings (loss) per share ("EPS"), which excludes dilution, is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. However, diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive.

Note 2.         Net Income (Loss) Per Share (continued)

                The following table sets forth the computation of basic and diluted income (loss) per share:

                                                              Unaudited
                                                          Three Months Ended
                                                             November 30,
                                                         2000            1999
                                                    ------------- ---------------
                 Numerator for basic and diluted
                 net income (loss) per share         $ (859,654)   $ (692,364)
                                                    ============= ===============

                 Denominator for basic net income
                 (loss) per share:

                    Weighted average shares           8,138,305     4,221,362

                 Effect of dilutive securities:
                    Employee/director stock                  --            --
                    options
                    Warrants and other                       --            --
                                                    ------------- ---------------
                 Dilutive potential common shares            --            --

                                                    ------------- ---------------
                 Denominator for diluted net
                 income (loss) per share              8,138,305     4,221,362
                                                    ============= ===============

                 Basic net income (loss) per share     $ (0.11)      $ (0.16)
                                                    ============= ===============

                 Diluted net income (loss) per
                 share                                 $ (0.11)      $ (0.16)
                                                    ============= ===============

Note 3.         Notes Payable to Related Parties

                In July 2000, the Company, Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's majority shareholder, and MediVision Medical Imaging Ltd. ("MediVision"), an Israeli corporation, entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision, including, among other things, converting in favor of Premier the Company's entire debt owed to Premier, calculated at an approximate book value of $2.1 million, into shares of the Company's common stock at conversion price of $0.55 per share. This occurred in August 2000 in connection with the closing of the transactions contemplated by the definitive agreements (the "Closing"). In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them.

                Also in connection with the definitive agreements, in July 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At November 30, 2000, the Company had recorded approximately
                $269,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

                In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note is $1.5 million, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. At November 30, 2000, the Company had recorded approximately $1,199,000 in principal and interest outstanding under the Working Capital Note.

Note 4          MediVision and Premier Transactions

                In February 1998, the Company and Premier entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), whereby Premier would offer to by those shares of the Company's common stock not already owned by it. In August 1998, however, Premier notified the Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement and the Company thereupon terminated the Stock Purchase Agreement.

                In October 1999, the Company and Premier entered into an Agreement and Plan of Reorganization (the "Merger Agreement"), whereby, upon requisite shareholder approval, the Company would have become a wholly-owned subsidiary of Premier.

                Also in October 1999, the Company and Premier entered into two stock purchase agreements with respect to the Company's Series B Preferred Stock whereby, among other things, Premier purchased 150 shares of the Company's Series B Preferred Stock with each share carrying the voting power of 1,000 shares of the Company's common stock, at a per share price of $25 in exchange for Premier's cancellation of certain of the Company's debt in the aggregate amount of $3,750.

                In February 2000, Premier notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated the Merger Agreement. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

                As a result of the foregoing transactions, at the time of its bankruptcy filing, Premier owned 49.5% of the Company's outstanding common stock and all 150 shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

                In July 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision (see
                Note 3). At the Closing, among other things, MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

                As a result of the foregoing transactions, MediVision currently owns approximately 73% of the Company's outstanding common stock.

Note 5.         Ability to Continue as a Going Concern

                The Company has an accumulated deficit of $15,279,028 at November 30, 2000. In addition, current liabilities exceed current assets by $1,686,385 as of that date. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

                Notwithstanding the foregoing, recent transactions between the Company and MediVision (see Notes 3 and 4), will, in
                Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve profitable operations.

                The relationship with MediVision will provide the Company access to resources in addition to the working capital described in
                Note 3. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. The relationship with MediVision will further assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

                Management anticipates that additional sources of capital beyond those currently available to the Company will be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products.

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

Overview
--------

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

The Company, however, had limited financial and operational resources to meet the demand resulting from the introduction of this product. In that regard, during the third quarter of fiscal 1999, the Company entered into the
Manufacturing Agreement with Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's majority shareholder at the time, whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI.

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

As a consequence of the termination of the Merger Agreement in February 2000 and Premier's filing for protection under the U.S. Bankruptcy Code in March 2000, the co-marketing and selling arrangements between the companies became non-effective and Premier discontinued producing the Company's products under the Manufacturing Agreement. The Company resumed manufacture and assembly of its products in its facilities in Sacramento, California commencing in the second quarter of fiscal 2000 but incurred increased costs and significant delays in production and product deliveries as a result of these failed arrangements.

The Company also noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. In addition, certain of the Company's sales, marketing and executive management personnel resigned their positions during 2000, which adversely impacted the Company's ability to generate new order bookings during the latter half of fiscal 2000 and the first quarter of fiscal 2001.

In July 2000, the Company, Premier and MediVision entered into a series of agreements, discussed in further detail below, the closing of which in August 2000 resulted in, among other things, transfer of majority voting control of the Company from Premier to MediVision, conversion of the debt owed to Premier to shares of the Company's common stock and capital commitments to the Company by MediVision of $1,500,000.

The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At November 30, 2000, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by approximately $1,686,000. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Results of Operations
---------------------

Revenues

The Company's revenues for the first quarter of fiscal 2001 were $734,189 representing a decrease of approximately 27% from revenues of $1,010,168 for the first quarter of fiscal 2000. The reduced revenue levels during fiscal 2001 reflect the impact of a number of factors as noted above, including continued delays in delivery of certain of the Company's products associated with resumption of manufacture and assembly efforts in Sacramento, California following termination during 2000 of the Manufacturing Agreement with Premier. A number of products targeted for delivery during the first quarter of fiscal 2001were shipped during the second quarter of fiscal 2001. As also previously noted, another contributing factor to the reduced revenue levels during the first quarter of fiscal 2000 was the continued diversion of significant resources and management efforts to the negotiation of the failed Stock Purchase and Merger Agreements with Premier as well as subsequent acquisition matters over the past two years. A reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection further adversely impacted revenues for the first fiscal quarter of 2001. Lastly, the resignation during fiscal 2000 of certain of the Company's sales, marketing and executive management personnel adversely effected the Company's ability to market its products.

Gross Margins

Gross margins were approximately 13% during the first quarter ended November 30, 2000 versus approximately 26% for the comparable quarter of 2000. As a consequence of both higher support costs and fixed expense levels representing a higher percentage of revenues during the first quarter of fiscal 2001 versus the comparable period of fiscal 2000, the lower gross margin percentage during the first quarter of 2001 is due in large measure to the significantly reduced revenue levels.

Sales, Marketing, General and Administrative Expenses

Sales and marketing and general and administrative expenses accounted for approximately 111% of total revenues during the first quarter of fiscal 2001 as compared with approximately 79% during the first quarter of fiscal 2000, with the increased percentage resulting principally as a function of the reduced revenue levels during the first quarter of 2001. Actual expense levels increased slightly, to $817,947 during the first quarter of 2001 versus $795,995 during the first quarter of 2000. Primary contributing factors to the increased expenses were professional, administrative and other costs in connection with or as a consequence of the transactions with MediVision, the impact of which were substantially offset by reduced commissions and other costs associated with decreased revenue levels during the first quarter of 2001 versus the comparable period of 2000. Subsequent to the Closing of the transactions with MediVision, the Company has hired, among others, a Director of Operations and has undertaken recruitment efforts for management and other personnel in this and other areas.

Research and Development Expenses

Research and development expenses decreased by approximately 20% to $98,359, or approximately 13% of revenues in the first quarter of fiscal 2001 from $122,420, or approximately 12% of revenues in fiscal 2000. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products, and the extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

Other Expense

Other expense was $36,116 during the first quarter of fiscal 2001 versus $37,771 during the same period of 2000. These amounts were comprised principally of interest expense associated with borrowings from MediVision and Premier during fiscal 2001 and 2000, respectively, as well as interest expense during both periods in connection with a stock appreciation right granted to the Company's bank discussed in further detail below.

Net Loss

The Company incurred a net loss of $859,654, or $0.11 per share, for the first quarter of fiscal 2001 as compared to a net loss of $692,364, or $0.16 per share, for the first quarter of fiscal 2000.

The 2001 figures reflect the adverse impact on revenues and corporate operations attributable to diversion of substantial Company's resources and management's attention to acquisition, reorganization, integration and related matters during the period preceding and immediately following the Closing of the transactions with MediVision. The results of operations for the first quarter of 2000 reflect, in large measure, the negative impact resulting principally from delays in delivery of the Company's products during the period under the Manufacturing Agreement with Premier, as well as higher than normal costs and professional fees and expenses in connection the contemplated transactions with Premier, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1.6 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

The Company's operating activities used cash of $689,251 in the first quarter of fiscal 2001 and generated cash of $6,746 in the first quarter of fiscal 2000. The cash used in operations during the first quarter of 2001 was expended principally to fund the net loss during the period. This amount was partially offset by increases in accounts payable and accrued liability levels, as well as increases in customer deposits from orders generated at the recently completed 2000 AAO Meeting. The cash generated from operations during the first quarter of fiscal 2000 resulted principally from customer deposits from orders generated at the 1999 Annual Meeting of the American Academy of Ophthalmology, increased accounts payable and accrued liability levels and collection of accounts receivable, which amounts essentially offset cash expended to fund the net loss during the period.

Cash used in investing activities was $46,826 during the first quarter of 2001 as compared to $18,995 during the same period for 2000. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

The Company generated cash from financing activities of $575,401 during the first quarter of fiscal 2001 as compared to $81,094 during the same period of fiscal 2000. The cash generated from financing activities during the first quarter of fiscal 2001 resulted from increased borrowings under existing arrangements with MediVision. The cash generated from financing activities during the first quarter of fiscal 2000 resulted from the exercise of stock options by the Exercising Directors during the period as well as an increase in the amount of borrowings under the credit facility with Imperial Bank (the "Bank") which was terminated during fiscal 2000. In addition, pursuant to certain stock purchase agreements with respect to the Company's Series B Preferred Stock, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of a portion of the Company's debt in the aggregate amount of $3,750.

As discussed further above and in Note 3 and Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

In addition, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note is $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum, are secured by substantially all of the Company's assets. On November 30, 2000, the Company had recorded approximately $1,199,000 in principal and interest outstanding under the Working Capital Note.

On November 30, 2000, the Company's cash and cash equivalents were $95,284. Management anticipates that additional sources of capital beyond those currently available to the Company will be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. On November 30, 2000, the Company had accrued approximately $227,000 in contingent liability under the stock appreciation right.

Recent transactions between the Company and MediVision will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve profitable operations.

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

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a)      27.  Financial Data Schedule (for SEC use only).
                    (b)      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      OPHTHALMIC IMAGING SYSTEMS
                                                      (Registrant)


                                                      By:/s/ GIL ALLON
                                                         -----------------------
                                                         Gil Allon,
                                                         Chief Executive Officer



Dated:  January 16, 2001

                                INDEX TO EXHIBITS

  Exhibit                                                           Footnote
  Number                   Description of Exhibit                  Reference
  ------                   ----------------------                  ---------

    27            Financial Data Schedule (for SEC use only).        (*)

------------------------------------

       *         Filed herewith.