Form 10KSB
period 2000-12-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2001-03-29
CIK 885317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM September 1, 2000 TO December 31, 2000


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         The issuer's revenues for the transitional period were $1,180,642.

         The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 28, 2001, was approximately $369,524 by reference to the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February 28, 2001, there were 8,138,305 issued and outstanding shares of issuer's common stock.

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

         In August 1998, Premier notified that Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement. As a result, the Stock Purchase Agreement was terminated. As a result of such termination, the Company made demand to Premier for payment of a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The Termination Fee, however, among other things, was the subject of subsequent negotiations between the companies. For additional information regarding the terms and conditions of the Stock Purchase Agreement, see the Company's Form 8-K filed on March 9, 1998, and as referenced in Note 8 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB.

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

         The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At December 31, 2000, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by more than $2,000,000. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

         Sales, Marketing and Distribution

         The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2000, the direct sales force consisted of a marketing manager located at the Company's headquarters as well as four territory representatives and product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contract employees to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

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

         Research and Development

         The Company's research and development expenditures in the 4-month periods ended December 31, 2000 and 1999 were approximately $156,000, respectively. While the Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products, the extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been recently undertaken.

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

         Insurance

         The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of December 31, 2000, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

         Employees

         As of December 31, 2000, the Company had 26 employees, all of which were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the area of research and development, software development, regulatory affairs and product services. These consultants periodically engage contract engineers as independent consultants for specific projects.

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

Item 4.  Submission Of Matters To A Vote Of Security Holders.

         There were no matters submitted to a vote of the Company's security holders during the transition period ended December 31, 2000 covered by this Annual Report on Form 10-KSB.

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


                              4-Months Ended December 31, 2000                Fiscal Year 2000
                             ----------------------------------     ----------------------------------
                              High          Low                          High           Low
                              Ask           Bid      Dividend            Ask             Bid     Dividend
                             ----------------------------------     ----------------------------------
First Quarter ................0.45          0.21         --              1-1/2          1/2      --
Second Quarter................0.31          0.16         --              1-1/4          3/8      --
Third Quarter.................  --            --         --              1/2            0.18     --
Fourth Quarter................  --            --         --              0.80           0.20     --

         On February 28, 2001, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $.17 per share and there were approximately 141 shareholders of record.

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

         To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems, including the WinStation 1400 and WinStation 3000 systems introduced at the recently concluded 2000 Annual Meeting of the American Academy of Ophthalmology (the "2000 AAO Meeting") held during October 2000 in Dallas, Texas, has been retinal specialists.

         In an effort to expand its role in the ophthalmic imaging field by developing products and applications targeted at the broader markets of general ophthalmology and optometry, the Company has applied significant resources in recent years to the development of two ocular imaging devices, the Digital Fundus Imager (the "DFI") and the Digital Slit Lamp Imager (the "DSLI").

         At the 1998 Annual Meeting of the American Academy of Ophthalmology (the "1998 AAO Meeting") held during October 1998, the DFI received considerable interest and the Company has received significant purchase commitments for that product.

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

         In addition, the Company noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. Also, certain of the Company's sales, marketing and executive management personnel resigned their positions during 2000, which further adversely impacted the Company's ability to generate new order bookings during the latter half of fiscal 2000.

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

         The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At December 31, 2000, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by more than $2,000,000. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

        Results of Operations

        Comparison of the 4-Month Period Ended December 31, 2000 to the 4-Month Period Ended December 31, 1999

         Revenues

         The Company's revenues for the 4-month period ended December 31, 2000 were $1,180,642, representing a decrease of approximately 29% from revenues of $1,660,300 for the 4-month period ended December 31, 1999. The reduced revenue levels during the 2000 period reflect the adverse impact of a number of factors as noted above, including diversion of substantial Company efforts and resources to acquisition, reorganization and integration matters in connection with the Closing of the transactions with MediVision, as well as continued delays in delivery of certain of the Company's products associated with resumption of manufacture and assembly efforts in Sacramento, California following termination during 2000 of the Manufacturing Agreement with Premier. As also previously noted, another contributing factor to the reduced revenue levels during the 2000 period was the continued diversion of significant resources and management efforts to the negotiation of the failed Stock Purchase and Merger Agreements with Premier over the past two years. A reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection further adversely impacted revenues for the 2000 period. Lastly, the resignation during fiscal 2000 of certain of the Company's sales, marketing and executive management personnel adversely effected the Company's ability to market its products (reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations).

         Revenues from sales of the Company's DFI and DSLI low-cost, lower-margin digital imaging products accounted for approximately 32% of the Company's revenues during the 4-month period ended December 31, 2000 versus approximately 25% of the Company's revenues during the comparable 1999 period. Unit sales of these products to date, and corresponding revenues, have been below management's initial expectations for a variety of reasons, including those noted above as well as certain delays inherent in the launch of new technology-based products.

         Contribution to revenues from sales of Glaucoma-Scope(R) units have been negligible and management does not anticipate near-term sales improvement from the Glaucoma-Scope(R).

         Gross Margins

         The Company reported a negative gross margin of approximately 12% for the 4-month period ended December 31, 2000 as compared to a gross margin of approximately 27% in the comparable period of 1999. The 2000 gross margin percentage reflects the adverse impact of approximately $440,000 related to the charge off of potential excess and/or obsolete inventory and nonrecurring warranty related reserves. In addition, significantly reduced revenues, higher support costs and fixed expense levels representing a higher percentage of revenues during the 4-month period ended December 31, 2000 versus the comparable period of 1999, also contributed to the lower gross margin percentage during 2000.

         Sales, Marketing, General and Administrative Expenses

         Sales, marketing, general and administrative expenses accounted for approximately 94% of revenues for the 4-month period ended December 31, 2000 as compared to approximately 58% for the 4-month period ended December 31, 1999. Expenses were $1,115,403 in 2000 as compared to $962,913 in 1999, representing an increase of approximately 16%. The principal contributing factors to the increased expenses in 2000 were: (i) higher salaries and expenses related to increased headcount resulting from recruitment efforts undertaken subsequent to the Closing of the transactions with MediVision for management and other personnel, including consultants, in this and other areas; and (ii) increased professional, administrative and other costs in connection with or as a consequence of the transactions with MediVision. These increased costs more than offset the impact of reduced commissions and other expenses associated with significantly reduced revenue levels during the 2000 period versus the comparable period of 1999.

         Research and Development Expenses

         Research and development expenses of $155,874, or approximately 13% of revenues, during the 4-month period ended December 31, 2000 were essentially flat with expenses of $156,400, or approximately 9% of revenues, during the comparable period of 1999. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been recently undertaken.

         Other Income (Expense)

         Other expense was $51,003 during the 4-month period ended December 31, 2000 versus $50,961 during the comparable period of 1999. These amounts were comprised principally of interest expense associated with borrowings from MediVision and Premier during 2000 and 1999, respectively, as well as interest expense during both periods in connection with a stock appreciation right granted to the Company's bank discussed in further detail below. Interest income in both periods was insignificant.

         Net Loss

         The Company incurred a net loss of $1,465,756, or $0.18 per share, during the 4-month period ended December 31, 2000 compared to a net loss of $725,672, or $.17 per share, during the 4-month period ended December 31, 1999. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         The 2000 figures reflect the adverse impact on revenues and corporate operations attributable to diversion of substantial Company resources and management's attention to acquisition, reorganization, integration and related matters during the period preceding and immediately following the Closing of the transactions with MediVision. The results of operations for 1999 reflect, in large measure, the negative impact resulting principally from delays in delivery of the Company's products during the period under the Manufacturing Agreement with Premier, as well as higher than normal costs and professional fees and expenses in connection the contemplated transactions with Premier, while diverting a significant amount of the Company's resources and management's attention and selling efforts away from the Company's core operations during this period.

         Following the Closing of the transactions with MediVision, the Company is redirecting its attention and resources to core marketing, selling and corporate operations issues. As a direct result of these efforts, the Company introduced at the recently concluded 2000 AAO Meeting its newest products, WinStation 1400 and WinStation 3000 digital imaging systems, both of which offer significantly higher resolution than the Company's existing line of digital imaging products. At the meeting, the Company received a number of purchase commitments for its products, including its WinStation 1400 and WinStation 3000 systems. The market's initial reception to these new products has been positive and the Company is hopeful that these products will contribute substantial future revenues. There can be no assurance, however, that there will be market acceptance of these products or that any market acceptance will result in significant future unit sales or revenue contribution.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1,700,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period. (See Note 11 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 15% and 17% of the Company's net sales for the 4-month periods ended December 31, 2000 and 1999, respectively.

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

         Liquidity and Capital Resources

         The Company's operating activities used cash of $1,026,156 in the 4-month period ended December 31, 2000 as compared to $39,222 in the comparable period of 1999. The cash used in operations during 2000 was expended principally to fund the net loss during the period. This amount was partially offset principally by increases in certain reserve levels, including increased accrued liabilities resulting from nonrecurring warranty related charges, and reduced inventory levels resulting from the charge off of potential excess and/or obsolete inventory. The cash used operations during the 4-month period ended December 31, 1999 was expended principally to fund the loss during the period. This amount was substantially offset by principally customer deposits from orders generated at and shortly after the 1999 Annual Meeting of the American Academy of Ophthalmology and increased accounts payable and accrued liability levels.

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

         Net cash used in investing activities was $57,359 during 2000 as compared to $7,293 during 1999. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates certain continued near-term capital expenditures in connection with its plans to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

         The Company generated cash of $864,129 in financing activities during the 4-month period ended December 31, 2000 as compared to $81,094 during the comparable period of 1999. The principal sources of cash from financing activities during the 2000 period were borrowings under the Working Capital Note, discussed in further detail below and in Note 6 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB. The cash generated from financing activities during the 4-month period ended December 31, 1999 resulted from the exercise of stock options by the Exercising Directors during the period as well as an increase in the amount of borrowings under the credit facility with Imperial Bank (the "Bank") which was terminated during the year ended August 31, 2000. In addition, pursuant to certain stock purchase agreements with respect to the Company's Series B Preferred Stock, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of a portion of the Company's debt in the aggregate amount of $3,750.

         As discussed further in Note 6 and Note 8 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

         In addition, as discussed further in Note 6 and Note 8 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note is $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum, are secured by substantially all of the Company's assets. On December 31, 2000, the Company had recorded approximately $1,488,000 in principal and interest outstanding under the Working Capital Note and the Company and MediVision are currently in negotiations to, among other things, increase the principal amount under the Working Capital Note.

         On December 31, 2000, the Company's cash and cash equivalents were $36,574. Management anticipates that additional sources of capital beyond those currently available to the Company will be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced anticipated cash flow from sales of such products as well as potential increased costs associated therewith. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position. Further, demand for payment by the Bank of amounts claimed pursuant to a stock appreciation right granted to the Bank in connection with a Credit Agreement could also result in the immediate need for additional cash. On December 31, 2000, the Company had accrued approximately $228,581 in contingent liability under the stock appreciation right.

         Notwithstanding the foregoing, the recent transactions between the Company and MediVision will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve profitable operations.

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


Item 7.  Financial Statements.

         The Company's financial statements for the transitional period are attached hereto.

                           OPHTHALMIC IMAGING SYSTEMS

                              FINANCIAL STATEMENTS

                         FOR THE FOUR-MONTH PERIOD ENDED

                              DECEMBER 31, 2000 AND

                         THE YEAR ENDED AUGUST 31, 2000

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

         We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of December 31, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the four-month period ended December 31, 2000 and the year ended August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2000, and the results of its operations and its cash flows for the year ended August 31, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, current liabilities exceed current assets by $2,013,324. In addition, the Company has a history of losses from operations resulting in an accumulated deficit of $(15,885,130). These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         As more fully described in Note 11 to the financial statements, the Company has evaluated its exposure for the collection of taxes on sales to customers located in other states. Management believes that the probability of assessment by state tax authorities is remote and accordingly, a liability has not been recorded in the accompanying financial statements.

February 16, 2001

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                                                                            2000
                                                                   ------------------
                            ASSETS
Current assets:
     Cash and cash equivalents                                          $      36,574
     Accounts receivable, net of allowance for
         doubtful accounts of approximately
         $152,000                                                             336,156
     Inventories (Note 2)                                                     391,510
     Prepaid expenses and other current assets                                 82,176
                                                                   ------------------

              Total current assets                                            846,416
                                                                   ------------------

Furniture and equipment, at cost, net (Note 3)                                211,988
Other assets                                                                   10,295


              Total assets                                              $   1,068,699
                                                                   ==================

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)
                                DECEMBER 31, 2000

                                                                                                       2000
                                                                                                ------------------
                        LIABILITIES AND
                     STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                                           $          604,918
     Accrued liabilities (Note 4)                                                                        1,193,297
     Accrued warrant appreciation right                                                                    228,581
     Deferred extended warranty revenue                                                                    132,660
     Customer deposits                                                                                     388,894
     Notes payable to related party (Note 6)                                                               302,451
     Capitalized lease obligation (Note 5)                                                                   8,939
                                                                                                ------------------

              Total current liabilities                                                                  2,859,740
                                                                                                ------------------

Capitalized lease obligation, less current portion (Note 5)                                                 10,434
Note payable to related party, less current portion (Note 6)                                             1,456,100
                                                                                                ------------------

                                                                                                         1,466,534

              Total liabilities                                                                          4,326,274
                                                                                                ------------------

Commitments and contingencies (Notes 7 and 11)

Stockholders' deficit (Note 8):
     Preferred stock, no par value, 20,000,000 shares
         authorized; none issued or outstanding
     Common stock, no par value, 20,000,000 shares
         authorized; 8,138,305 shares issued and
         outstanding                                                                                    12,630,604
     Deferred compensation                                                                                  (3,049)
     Accumulated deficit                                                                               (15,885,130)
                                                                                                --------------------

              Total stockholders' deficit                                                               (3,257,575)
                                                                                                -------------------

              Total liabilities and stockholders' deficit                                       $        1,068,699
                                                                                                ==================

   The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF OPERATIONS

                FOR THE FOUR-MONTH PERIOD ENDED DECEMBER 31, 2000
                       AND THE YEAR ENDED AUGUST 31, 2000

                                                                                 DECEMBER 31,        AUGUST 31,
                                                                                    2000                2000
                                                                            ------------------  ------------------
Revenues:
     Net sales                                                              $        1,180,642  $        4,571,182

Cost of sales (Note 1)                                                               1,324,118           2,633,600
                                                                            ------------------  ------------------

              Gross (loss) profit                                                     (143,476)          1,937,582
                                                                            ------------------  ------------------

Operating expenses:
     Sales and marketing                                                               660,279           1,569,220
     General and administrative                                                        455,124           1,093,387
     Research and development                                                          155,874             323,454
                                                                            ------------------  ------------------

              Total operating expenses                                               1,271,277           2,986,061
                                                                            ------------------  ------------------

              Loss from operations                                                  (1,414,753)         (1,048,479)

Other income (expense):
     Interest income                                                                       234             143,833
     Interest expense                                                                  (51,237)           (329,753)
                                                                            ------------------  ------------------

              Total other income (expense)                                             (51,003)           (185,920)
                                                                            ------------------  ------------------

              Net loss before extraordinary item                                    (1,465,756)         (1,234,399)
                                                                            ------------------  ------------------

Extraordinary item (Note 12):
     Gain on forgiveness of debt                                                                            62,836
                                                                            ------------------  ------------------

              Net loss                                                      $       (1,465,756)  $      (1,171,563)
                                                                            ==================  ==================

Basic loss per share before extraordinary item                              $             (.18)  $            (.28)
                                                                            =================== ==================
Basic loss per share                                                        $             (.18)  $            (.26)
                                                                            =================== ==================

Shares used in the calculation of net loss
     per share                                                                       8,138,305           4,430,413
                                                                            ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                FOR THE FOUR-MONTH PERIOD ENDED DECEMBER 31, 2000
                       AND THE YEAR ENDED AUGUST 31, 2000

                                                                      SERIES B
                                           COMMON STOCK            PREFERRED STOCK       DEFERRED                          TOTAL
                                  -------------------------- ------------------------     COMPEN-       ACCUMULATED    STOCKHOLDERS'
                                    SHARES         AMOUNT      SHARES       AMOUNT        SATION          DEFICIT         DEFICIT
                                  ------------ ------------- ----------- ------------  ------------    -------------   ------------
Balance, September 1, 1999        4,155,428    $  10,462,604                           $   (94,133)   $ (13,247,811)   $ (2,879,340)

Sale of preferred stock (Note 8)                                150     $    3,750                                            3,750

Conversion of preferred stock
    (Note 8)                            150            3,750   (150)        (3,750)

Exercise of stock options at
    $.375 per share (Note 8)        150,000           56,250                                                                 56,250

Conversion of note payable
    to related party to stock
    (Note 8)                      3,832,727        2,108,000                                                              2,108,000

Stock option compensation
    expense                                                                                 78,888                           78,888

Net loss                                                                                                 (1,171,563)     (1,171,563)
                                  ------------ ------------- ----------- ------------  --------------  --------------- ------------
Balance, August 31, 2000          8,138,305       12,630,604                               (15,245)     (14,419,374)     (1,804,015)

Stock option compensation
    expense                                                                                 12,196                           12,196

Net loss                                                                                                 (1,465,756)     (1,465,756)
                                  ------------ ------------- ----------- ------------  --------------  --------------- ------------
Balance, December  31, 2000       8,138,305    $  12,630,604       -     $        -     $    (3,049)   $ (15,885,130)  $ (3,257,575)
                                  ============ ============= =========== ============  ==============  =============== ============

   The accompanying notes are an integral part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                FOR THE FOUR-MONTH PERIOD ENDED DECEMBER 31, 2000
                       AND THE YEAR ENDED AUGUST 31, 2000

                                                                               DECEMBER 31,         AUGUST 31,
                                                                                   2000                2000
                                                                            ------------------  ------------------
Cash flows from operating activities:
     Net loss                                                               $       (1,465,756) $       (1,171,563)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Accrued warrant appreciation right                                         6,841             (71,969)
              Depreciation and amortization                                             35,899             126,596
              Stock option compensation expense                                         12,196              78,888
              Net changes in operating assets and liabilities:
                  Accounts receivable                                                 (178,157)            221,176
                  Inventories                                                          233,515            (263,933)
                  Prepaid expenses and other current assets                             20,242              (2,440)
                  Other assets                                                            (110)             (2,800)
                  Accounts payable                                                     115,113            (105,609)
                  Accrued liabilities                                                  259,837            (367,984)
                  Deferred extended warranty revenue                                    (5,230)             48,498
                  Customer deposits                                                    (60,546)             19,894
                                                                            ------------------  ------------------

                      Net cash used in operating activities                         (1,026,156)         (1,491,246)
                                                                            ------------------  ------------------

Cash flows used in investing activities:
     Acquisition of furniture and equipment                                            (57,359)            (13,944)
                                                                            ------------------  ------------------

Cash flows from financing activities:
     Sale of common stock                                                                                   60,000
     Net proceeds from notes payable to related parties                                866,338           1,529,311
     Capitalized lease obligation                                                       (2,209)             (6,168)
                                                                            ------------------  ------------------

                      Net cash provided by financing activities                        864,129           1,583,143
                                                                            ------------------  ------------------

Net (decrease) increase in cash and cash equivalents                                  (219,386)             77,953

Cash and cash equivalents, beginning of the year                                       255,960             178,007
                                                                            ------------------  ------------------

Cash and cash equivalents, end of the year                                  $           36,574  $          255,960
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

         Concentrations of Credit Risk and Export Sales
         ----------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during the four-month period ended December 31, 2000 or the fiscal year 2000 comprised 10% or more of net sales.

         Revenues from sales to customers located outside of the United States accounted for approximately 15% and 10% of net sales during the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively.

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

         Shipping and Handling Costs
         ---------------------------

         Shipping and handling costs are included with cost of sales.

         Advertising Costs
         -----------------

         Advertising expenditures totaling approximately $80,000 and $89,000 for the year ended August 31, 2000 and for the four months ended December 31, 2000, respectively, have been expensed as incurred.

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

         Cash paid for interest amounted to approximately $1,000 and $11,000 during the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively. Cash paid for income taxes amounted to approximately $800 for the year ended August 31, 2000.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Statement of Cash Flows (Continued)
         -----------------------

         During the year ended August 31, 2000, the Company issued 3,832,727 shares of common stock with an aggregate value of $2,108,000 in lieu of payment on a note payable to a related party.

         Cost of Sales
         -------------

         Cost of sales for the four-month period ended December 31, 2000 includes approximately $440,000 related to the charge off of potential excess and/or obsolete inventory and nonrecurring warranty related reserves.

         Stock Based Compensation
         ------------------------

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 8 for pro forma disclosures of compensation expense.

         Reclassifications
         -----------------

         Certain reclassifications have been made to the financial statements of the year ended August 31, 2000 to conform to the current period's presentation.

2.       INVENTORIES

         Inventories consist of the following as of December 31, 2000:
                  Raw materials                                                    $          380,643
                  Work-in-process                                                              10,867
                                                                                   ------------------

                                                                                   $          391,510
                                                                                   ==================
3.       FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of December 31, 2000:

                  Research and manufacturing equipment                             $          602,386
                  Office furniture and equipment                                              556,469
                  Demonstration equipment                                                     189,965
                                                                                   ------------------
                                                                                            1,348,820
                  Less accumulated depreciation
                      and amortization                                                      (1,136,832)
                                                                                   -------------------

                                                                                   $          211,988
                                                                                   ==================

         The net book value of assets capitalized under capital leases (Note 5) is $13,433.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following as of December 31, 2000:
                  Accrued compensation                                                  $          285,395
                  Accrued warranty expenses                                                        521,718
                  Other accrued liabilities                                                        386,184
                                                                                        ------------------

                                                                                        $        1,193,297
                                                                                        ==================

         See Note 8 for proforma disclosures of compensation expense.

5.       CAPITALIZED LEASE OBLIGATIONS

         The Company leases certain office equipment under the terms of a capital lease. Payments of $740 with interest at 10.9% are due in monthly installments through June 2003. Future minimum lease payments are as follows:

                        Year Ending
                       December 31,
                       ------------
                           2001                                                         $            8,885
                           2002                                                                      8,885
                           2003                                                                      4,443
                                                                                        ------------------

                                                                                                    22,213

                  Less amount representing interest                                                 (2,840)
                                                                                        ------------------

                                                                                        $           19,373
                                                                                        ==================

6.       NOTES PAYABLE TO RELATED PARTIES

         On April 30, 1998, the Company executed a promissory note (the "Premier Note") in favor of Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's majority shareholder at that time. The Company borrowed the maximum principal amount of $500,000 available under the Premier Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of written demand by Premier or April 30, 1999. Under the terms of the Premier Note, borrowings bore interest at 8.5% per annum, were secured by certain of the Company's assets and were subordinate to borrowings under an accounts receivable credit agreement then in effect with the Company's Bank. Premier also made certain other advances to the Company which were not specifically covered under the Premier Note.

         On October 21, 1999, the Company and Premier entered into a Merger Agreement whereby, among other things, the parties agreed that no payments would be required with respect to certain amounts owing under the Premier Note and other advances during the term of the Merger Agreement.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

6.       NOTES PAYABLE TO RELATED PARTIES (Continued)

         In February 2000, Premier notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated the Merger Agreement on February 17, 2000. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         On July 13, 2000, the Company, Premier and MediVision Medical Imaging Ltd. ("MediVision"), an Israeli company, entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision including, among other things, converting in favor of Premier the Company's entire debt owed to Premier, calculated at an approximate book value of $2.1 million, into shares of the Company's common stock at a conversion price of $0.55 per share. This occurred in August 2000 in connection with the closing of the transactions contemplated by the definitive agreements (the "Closing"). In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims (see Note 8).

         Also in connection with the definitive agreements, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At December 31, 2000, the Company had recorded approximately $271,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

         In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the
         Working Capital Note is $1.5 million, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by substantially all of the Company's assets. At December 31, 2000, the Company had recorded approximately $1,488,000 in principal and interest outstanding under the Working Capital Note.

         At December 31, 2000, the Company and MediVision were in negotiations to, among other things, increase the principal amount under the Working Capital Note.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

7.       COMMITMENTS

         Operating Leases
         ----------------

         The Company leases its facilities under month-to-month leases. The lease agreements require minimum lease payments of approximately $7,000 per month.

         Rental expense charged to operations for all operating leases was approximately $19,000 during the four-month period ended December 31, 2000.

8.       STOCKHOLDERS' EQUITY

         Common Stock
         ------------

         Of the 11,861,695 shares of common stock authorized but unissued as of December 31, 2000, 2,204,097 shares are reserved for issuance under the stock option plans.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (Continued)

         MediVision and Premier Transactions (Continued)
         -----------------------------------

         On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision. In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision committed to loan up to $1.5 million to the Company (Note 6). Principal amounts, together with any accrued but unpaid interest outstanding in connection with the $1.5 million commitment is convertible, at MediVision's option, into shares of the Company's common stock. Also at the Closing, pursuant to the definitive agreements, among other things: (1) the Company's entire debt owed to Premier, calculated at an approximate book value of $2.1 million, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and
         (2) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

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

         Other Warrants
         --------------

         In 1993, the Company issued a warrant to the Bank that provided a line-of-credit. The warrant was amended several times in connection with amendments to the line-of-credit. The warrant is currently exercisable for 50,000 shares of common stock at an exercise price of $1.73 per share and it expires in November 2000. This warrant includes a provision wherein the Bank can require the Company to pay the difference between the fair market value (as defined) of the underlying common stock of the warrant and the exercise price (the "Appreciation Right"). The Bank informed the Company of its intent to exercise the Appreciation Right in 1996. The Company has accrued $228,581, inclusive of interest, under the Appreciation Right at December 31, 2000, and it is reflected as a current liability on the accompanying balance sheet. The Appreciation Right was due on April 1, 1998.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (Continued)

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

         In 1992, the Company adopted a Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant options to key directors, executives, employees and others for the purchase of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the Board of Directors at the time of the grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 116,667, of which 11,667 options remained available for granting as of December 31, 2000. As of December 31, 2000, stock options to purchase 55,000 shares at exercise prices ranging from $1.00 to $2.75 were granted and outstanding under the Plan. No options were exercised during the four-month period ended December 31, 2000.

         In 1992 and 1993, the Company's Board of Directors and Shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The Exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000, of which 6,615 remained available for granting of options as of December 31, 2000. As of December 31, 2000, stock options to purchase 129,985 shares at exercise prices ranging from $.48 to $4.25 were granted and outstanding under the Option Plan. No options were exercised during the four-month period ended December 31, 2000.

         In 1995, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 350,000 options remained available for granting as of December 31, 2000. As of December 31, 2000, stock options to purchase 685,000 shares at exercise prices ranging from $.31 to $4.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         In October 1997, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expires October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and will have a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 618,000 options remained available for granting as of December 31, 2000. As of December 31, 2000, stock options to purchase 232,000 shares at exercise prices ranging from $.63 to $1.34 were granted and outstanding under the 1997 Nonstatutory Plan. None of the options granted under the 1997 Nonstatutory Plan were exercised during the four-month period ended August 31, 2000.

         A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                   Options              Price
                                                                             ------------------   ----------------
         Balance, September 1, 1999                                                   1,644,972   $              1.39
              Options granted                                                           450,000   $               .48
              Options canceled                                                         (315,627)  $              1.13
              Options lapsed                                                           (335,000)  $              1.38
              Options exercised                                                        (150,000)  $               .38
                                                                             ------------------

         Balance, August 31, 2000                                                     1,294,345   $              1.25

              Options granted                                                           350,000   $               .38
              Options canceled                                                          (66,000)  $               .62
              Options lapsed                                                                  -   $                 -
              Options exercised                                                               -   $                 -
                                                                             ------------------

         Balance, December 31, 2000                                                   1,578,345   $              1.09
                                                                             ==================

         The  weighted   average  fair  value  of  options  granted  during  the
         four-month period ended December 31, 2000 and the year ended August 31, 2000 was $.38 and $.27, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         The following table summarizes information about the stock options outstanding at December 31, 2000:

                                        Options Outstanding                Options Exercisable
                         --------------------------------------------- ---------------------------
                                           Weighted
                                            Average       Weighted-                      Weighted-
                                           Remaining      Average                        Average
    Range of                              Contractual     Exercise                       Exercise
  Exercise Prices            Number           Life         Price         Number          Price
----------------------   ----------      -----------   ------------   -----------       ----------
$   .31  -  $    1.37      1,184,345       1.0 year     $    .54          404,991       $     .66
$  1.38  -  $    3.00        308,500       7.2 years    $   2.27          301,719       $    2.29
$  3.01  -  $    4.50         85,500       1.7 years    $   4.37           83,833       $    4.36
                         -----------                                  -----------
                           1,578,345                                      790,543
                         ===========                                  ===========

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the period ended December 31, 2000 and the year ended August 31, 2000, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 141% to 154% for the four-month period ended December 31, 2000 and the year ended August 31, 2000; risk-free interest rate of 6%; and a weighted-average expected life of 5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                   December 31,     August 31,
                                                                      2000              2000
                                                               ----------------  -----------------
                     Pro forma net loss                        $     (1,502,756) $     (1,273,739)
                                                               ================  ================

                     Pro forma net loss per share              $           (.18) $           (.29)
                                                               ================  ================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         Deferred compensation recorded for financial reporting purposes to reflect the deemed fair value of the certain options granted to non-employees is being amortized over the vesting period of the related options. No such expense was required during the four-month period ended August 31, 2000. For the four-month period ended December 31, 2000 and the year ended August 31, 2000, the amortized deferred
         compensation   expense   was   approximately   $12,000   and   $78,000,
         respectively.

9.       INCOME TAXES

         There was no provision (benefit) for income taxes during the four-month period ended December 31, 2000 and the year ended August 31, 2000.

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                            December 31,
                                                                2000
                                                            ------------
         Deferred tax assets:
              Net operating loss carryforwards           $        3,122,000
              Inventory reserves                                  1,011,000
              Accrued warrant appreciation right                     98,000
              Payroll related accruals                               96,000
              Warranty accrual                                      224,000
              Sales and accounts receivable reserves                102,000
              Uniform capitalization                                 71,000
              Deferred revenue                                       57,000
              Depreciation                                           21,000
                                                         ------------------
                  Total deferred tax assets                      (4,802,000)

         Valuation allowance                                      4,802,000
                                                         ------------------

                  Net deferred taxes                     $        -
                                                         ==================

         For the four-month period ended December 31, 2000, the valuation allowance increased by $552,000 to $4,802,000.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.       INCOME TAXES (Continued)

         The principal reasons for the difference between the effective tax rate and the Federal statutory income tax rate are presented in the following table:

                                                               December 31,         August 31,
                                                                  2000                2000
                                                          -------------------  ------------------
         Federal benefit expected at statutory rates      $         (348,000)  $         (398,000)
         Net operating loss with no current benefit                  348,000              398,000
                                                          -------------------  ------------------

                                                          $                -   $                -
                                                          ===================  ==================

         In connection with a private placement of the Company's common stock in November 1995, a change of ownership (as defined in Section 382 of the Internal Revenue Code) occurred. As a result of this change, the Company's federal and state net operating loss carryforwards generated through November 21, 1995 (approximately $4,800,000 and $2,500,000, respectively) and the Company's federal and state Research and Development credits (approximately $126,000 and $79,000, respectively) became subject to a total annual limitation in the amount of approximately $107,000.

         During 1998 another change of ownership occurred when a shareholder acquired more than 50% of the Company's common stock (Note 9). The resulting limitation on net operating loss and tax credit carryforwards is approximately $421,000 per year. The change of ownership which occurred in August 2000, discussed further in Note 8, will result in additional limitation of net operating loss and tax credit carryforwards.

         The Company has at December 31, 2000, a net operating loss carryover of approximately $8,600,000 for federal income tax purposes which expires between 2007 and 2015, and a net operating loss carryforward of approximately $3,800,000 for state income tax purposes which expires between 2000 and 2005. Federal and state tax credit carryforwards of approximately $70,000 and $40,000 will begin to expire in 2002 and 2017, respectively. As a result of the annual limitations discussed above, a substantial portion of these loss and credit carryovers may expire without being utilized.

10.      401(K) PLAN

         The Company has a tax deferred investment plan (the "401(k) Plan"). All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan originally required mandatory employer contributions of 10% of the participants' contributions. The 401(k) Plan was subsequently amended to provide for discretionary employer contributions. The Company did not make any matching contributions during the four-month period ended December 31, 2000 or the year ended August 31, 2000. During the four-month period ended December 31, 2000, there was no contribution made. For the year ended August 31, 2000, the Company made minimum top heavy required contributions in the amount of $20,609, pursuant to IRS Code Section 416(c).

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

11.      CONTINGENCIES

         Collection of Taxes from Customers
         ----------------------------------

         In a prior year, a state taxing authority made inquires of the Company regarding the collection of sales or use taxes from customers in that state. The inquiry was favorably resolved without any adverse consequences to the Company. The Company evaluates such inquiries on a case-by-case basis and will vigorously contest any such claims for payment of sales or use taxes which it believes are without merit.

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

         The analysis indicates maximum potential liability of $1,700,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in the accompanying financial statements.

         However, there can be no assurance that the amount of any sales or use taxes that might ultimately be assessed for prior periods would not materially affect the Company's results of operation or cash flows in any given reporting period.

12.      EXTRAORDINARY ITEM

         In August 2000, at the Closing of transactions contemplated by certain definitive agreements entered into in July 2000 by and among the Company, MediVision and Premier, among other things, the Company's entire debt owned to Premier, calculated at an approximate book value of $2.1 million, was converted into shares of the Company's common stock. The Company recognized as an extraordinary gain during fiscal 2000 the write-off of the recorded amount of the debt owed to Premier in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock (see Notes 6 and 8).

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

13.      UNAUDITED CONDENSED FINANCIAL STATEMENTS

         Condensed, unaudited financial statements for the four-month period ended December 31, 1999 are presented as follows:

                             CONDENSED BALANCE SHEET
                                December 31, 1999
                                   (Unaudited)

                                     ASSETS

         Current assets:
              Cash and cash equivalents                                                         $          212,586
              Accounts receivable, net                                                                     636,431
              Inventories, net                                                                             331,751
              Prepaid expenses and other current assets                                                     38,841
                                                                                                ------------------

                      Total current assets                                                               1,219,609
                                                                                                ------------------

         Furniture and equipment, net of accumulated depreciation and
              amortization of $1,041,288                                                                   275,183
         Other assets                                                                                       11,266
                                                                                                ------------------

                                                                                                $        1,506,058
                                                                                                ==================

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

         Current liabilities:
              Borrowings under line of credit                                                   $           24,844
              Borrowings under note payable to, and unsecured advances
                  from significant shareholder                                                           1,730,341
              Accounts payable                                                                             673,410
              Accrued liabilities                                                                        1,423,950
              Accrued warrant appreciation right                                                           302,770
              Deferred extended warranty revenue                                                            87,046
              Customer deposits                                                                            756,143
              Capitalized lease obligation and other notes payable                                           8,939
                                                                                                ------------------

                      Total current liabilities                                                          5,007,443
                                                                                                ------------------

         Capitalized lease obligation and other notes payable, less
              current portion                                                                               17,331

         Stockholders' deficit:
              Preferred stock, without par value, 20,000,000 shares authorized;
                  Series A Junior Participating Preferred Stock, without par value,
                  100,000 shares authorized; note issued or outstanding                                          -
              Series B Preferred Stock; $.01 par value, 2,000 shares
                  authorized; 150 shares issued and outstanding                                              3,750
              Common stock, no par value, 20,000,000 shares authorized;
                  4,305,428 issued and outstanding                                                      10,518,854
              Deferred compensation                                                                        (67,837)
              Accumulated deficit                                                                      (13,973,483)
                                                                                                --------------------

                      Total stockholders' deficit                                                       (3,518,716)
                                                                                                -------------------

                                                                                                $        1,506,058
                                                                                                ===================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

13.      UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF OPERATIONS
                For the Four-Month Period Ended December 31, 1999
                                   (Unaudited)

         Net revenues                                                          $    1,660,300
         Cost of sales                                                              1,215,698
                                                                               --------------

                  Gross profit                                                        444,602
                                                                               --------------

         Operating expenses:
              Sales and marketing                                                     631,015
              General and administrative                                              331,898
              Research and development                                                156,400
                                                                               --------------

                  Total operating expenses                                          1,119,313
                                                                               --------------

                  Loss from operations                                               (674,711)

         Other expense, net                                                           (50,961)
                                                                               --------------

                  Net loss                                                     $     (725,672)
                                                                               ==============

         Basic net loss per share                                              $         (.17)
                                                                               ==============

         Shares used in the calculation of basic net loss per share            $    4,272,461
                                                                               ==============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

13.      UNAUDITED CONDENSED FINANCIAL STATEMENTS (Continued)

                     CONDENSED STATEMENTS OF CASH FLOWS For
                  the Four-Month Period Ended December 31, 1999
                                   (Unaudited)

         Cash flows from operating activities:
              Net loss                                                                          $         (725,672)
              Adjustments to reconcile net loss to net cash used in
                  operating activities:
                      Depreciation                                                                          31,359
                      Stock option compensation expense                                                     26,296
                      Net increase in current assets other than
                           cash and cash equivalents                                                      (166,778)
                      Net increase in current liabilities other than
                           short-term borrowings                                                           795,573
                                                                                                ------------------

                               Net cash used in operating activities                                       (39,222)
                                                                                                ------------------
         Cash flows used in investing activities:
              Purchases of furniture and equipment                                                          (3,412)
              Net increase in other assets                                                                  (3,881)
                                                                                                ------------------

                               Net cash used in investing activities                                        (7,293)
                                                                                                ------------------

         Cash flows from financing activities:
              Net repayments of borrowings under note payable to
                  and unsecured advances from significant
                  shareholder                                                                               (3,750)
              Net proceeds from line-of-credit borrowings                                                   24,844
              Net proceeds from sale of common stock                                                        56,250
              Net proceeds from sale of preferred stock                                                      3,750
                                                                                                ------------------

                               Net cash provided by financing activities                                    81,094
                                                                                                ------------------

         Net increase in cash and cash equivalents                                                          34,579

         Cash and equivalents at beginning of period                                                       178,007
                                                                                                ------------------

         Cash and cash equivalents, end of period                                               $          212,586
                                                                                                ==================
         Supplemental schedule of noncash financing activities:

              Reduction of borrowings under note payable to and
                  unsecured advances from significant shareholder
                  in exchange for inventory, net                                                $         (263,239)
                                                                                                ==================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

14.      ABILITY TO CONTINUE AS A GOING CONCERN

         For the four-month period ended December 31, 2000 and the year ended August 31, 2000, the Company incurred losses of $1,465,756 and $1,171,563, respectively, and at December 31, 2000, the Company had an accumulated deficit of $15,885,130. In addition, at December 31, 2000, current liabilities exceed current assets by $2,013,324. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

         Notwithstanding the foregoing, recent transactions between the Company, MediVision, and Premier (see Notes 6 and 8), will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve profitable operations.

         Management believes the relationship with MediVision will provide the Company access to resources in addition to working capital described in
         Note 6. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. Management believes the relationship with MediVision will further assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

         Management anticipates that additional capital will likely be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products.

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

Item 8. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.

         None of the principal accountant's reports on the financial statements for either of the past two years or the transition period contains an adverse opinion or disclaimer of opinion, and none was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Perry-Smith LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(a) of the Exchange Act.

         (a) Directors and Executive Officers


         The  following  is a list  of  the  names  and  ages  of the  Company's
directors   and   executive   officers  on  December  31,  2000  (the   "Current
Management"):

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

         Gil Allon has served as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon is a non-employee director of the Company and is also currently acting as its Chief Executive Officer. Mr. Allon also currently serves as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision's subsidiaries: Camvision and Laservision. From 1990 to 1993, Mr. Allon served as General Manager of Guy Systems, an Israeli corporation engaged in the analysis and development of information systems and general software. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

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

         Jonathan Adereth has served as a member of the Board of Directors of MediVision since July 1, 1999. Mr. Adereth currently serves also as a member of the Board of Directors of Carmel Biosensors Ltd., an Israeli corporation engaged in the business of medical devices. In addition, Mr. Adereth is a director of Eliav Ltd., an Israeli corporation engaged in medical imaging systems. From 1994 to 1998, Mr. Adereth served as President and CEO and as a member of the Board of Directors of Elscint Ltd., one of Israel's largest medical equipment companies engaged in the development, manufacturing and marketing of medical imaging products such as CT scanners, MRI systems and gamma cameras. Prior thereto Mr. Adereth served as a senior officer of Elscint Ltd. in various positions and capacities, including as Senior Vice President of Sales and Marketing in 1994 and as Vice President of Sales, from 1986 to 1993. Mr. Adereth received his B.Sc. in Physics from the Technion Israel Institute of Technology in Haifa, Israel in May, 1973.

         (b)      Section 16(a) Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

         The Company believes that during the transition period ended December 31, 2000, its acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied upon representations of its directors and acting officers.

         No shares of common stock of the Company are owned beneficially by any of the current directors.

Item 10. Executive Compensation.

         (a)      Summary Executive Compensation Table

         None. During the transistion period ended December 31, 2000, no executive officers were employed by the Company.

         (b)      Summary Option Grant

         None. During the transistion period ended December 31, 2000, no executive officers were employed by the Company.


         (c)      Aggregated Option Exercises and Fiscal Year End Values

         None. During the transistion period ended December 31, 2000, no executive officers were employed by the Company.

         (d)      Compensation of Directors

         The Board maintains three standing committees, an Audit Committee, a Compensation Committee and a Nominating Committee. During the transition period ended December 31, 2000, there were no committee meetings held separate and apart from any board meetings. Each of the directiors attended at least 75% of the Board meetings held during the transition period ended December 31, 2000.

         In support of the Company's operations and pursuant to certain directives, one non-employee director continues to provide executive management services to the Company, including acting as its Chief Executive Officer. For services rendered during the transition period ended December 31, 2000, the Company incurred charges, including expenses, in the amount of approximately $55,800, which charges have been included in the amount reported as outstanding at December 31, 2000 under the Working Capital Note discussed in further detail in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Transition Report on Form 10-KSB and Note 6 and Note 8 of the Notes to Financial Statements included in Item 7 of this Transistion Report on Form 10-KSB.

         In addition, another director also provides certain consulting services to the Company. For services rendered during the transition peiod ended December 31, 2000, the director earned consulting fees of approximately $7,500, plus expenses, of which approximately $1,500 remained accrued but unpaid as of December 31, 2000.

         No policy regarding compensation of the directors has been adopted by the Board, and, except as noted above, no director has been paid any compensation by the Company. None of the directors has been appointed to any of the three standing committees.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 28, 2001, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and each executive officer identified above in Item 10, and (iii) all directors and executive officers as a group.


                                                   Amount and Nature
Name and Address of Beneficial Owner               of Beneficial Owner                  Percent of Class
------------------------------------         -------------------------------     ---------------------------
Noam Allon                                                 --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Gil Allon                                                  --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Ariel Shenhar                                              --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Jonathan Adereth                                           --                                 --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Directors and Officers as a group                          --                                 --
(total of 4 persons)

MediVision Medical Imaging Ltd.                         5,964,635 (1)                         73%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

(1) This is the number the shares of common stock beneficially held by MediVision as reported in its Schedule 13D filed on September 12, 2000.

Item 12.          Certain Relationships and Related Transactions

         (a)  Transactions with Executive Officers and Directors

         None.


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

10.7          Original Equipment Manufacturer/Value Added Reseller Agreement, dated May 7, 1991,    *
              between OIS and Eastman Kodak Company.

10.8          The Company's 1992 Nonstatutory Stock Option Plan and sample form of Nonstatutory     *
              Stock Option Agreement.

10.9          Cross-Indemnification Agreement, dated February 14, 1991, among Dennis Makes,         *
              Steven Verdooner and Richard Wullaert.

10.10         Key Man Life Insurance Policies in the amount of $1,000,000 for each of Dennis J.     *
              Makes and Steven R. Verdooner, with OIS as the named beneficiary.

10.11         Stock Option Plan                                                                     (1)


10.12         Rental Agreement dated May 1, 1994 by and between OIS and Robert J. Rossetti.         (2)

10.13         Security and Loan Agreement (with Credit Terms and Conditions) dated April 12,        (3)
              1995  by and between OIS and Imperial Bank.

10.14         General Security Agreement dated April 12, 1995 by and between OIS and Imperial       (3)
              Bank.

10.15         Warrant dated November 1, 1995 issued by OIS to Imperial Bank to purchase 67,500      (4)
              shares of common stock.

10.16         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (4)
              November 1, 1995.

10.17         Registration Rights Agreement dated November 1, 1995 between OIS and Imperial  Bank.  (4)

10.18         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated April    (6)
              4, 1996.

10.19         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated July     (7)
              12, 1996.

10.20         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (7)
              November 21, 1996.

10.21         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated June     (8)
              3, 1997.

10.22         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated August   (9)
              28, 1997.

10.23         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (9)
              October 24, 1997.

10.24         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (9)
              November 3, 1997.

10.25         Amended Loan and Security Agreement (with Credit Terms and Conditions) dated          (9)
              November  21, 1997.

10.26         Agreement of Purchase of Receivable (Full Recourse) dated November 18, 1997 between   (9)
              OIS and Imperial Bank.

10.27         Agreement of Purchase of Receivable dated July 13, 1999 between OIS and  Imperial     (23)
              Bank.

10.28         The Company's 1995 Nonstatutory Stock Option Plan and sample form of Nonstatutory     (5)
              Stock Option Agreement.

10.29         The Company's 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory     (12)
              Stock Option Agreement.

10.30         Promissory Note dated April 30, 1998 from OIS to Premier Laser Systems, Inc. in the   (15)
              maximum amount of $500,000 due in full upon the earlier of (i) written demand by
              Premier or (ii) April 30, 1999.

10.31         Security Agreement dated April 30, 1998 by and between OIS and Premier Laser          (15)
              Systems, Inc.

10.32         Form of Indemnification Agreement between OIS and each of its directors, officers     (16)
              and certain key employees.


10.33         Manufacturing Agreement dated March 7, 1999 between OIS and Premier.                  (17)

10.34         Working Capital Funding Agreement dated as of July 13, 2000 by and  between           (24)
              MediVision and OIS.

10.35         Loan and Security Agreement dated as of July 13, 2000 by and between MediVision and   (24)
              OIS.

10.36         Put and Call Agreement dated as of August 2000 by and  between MediVision and OIS.    (24)

10.37         Registration Rights Agreement dated as of August 2000 by and between MediVision and   (24)
              OIS.

10.38         Secured Convertible Working Capital Note dated August 2000 from OIS to MediVision     (24)
              in the principal amount of $260,000.

10.39         Secured Promissory Note dated July 21, 2000 from OIS to MediVision in the principal   (24)
              amount of $1,500,000.

10.40         Cooperation and Project Funding Agreement dated January 21, 2001, among Israel-
              United States Binational Industrial Research and Development Foundation, MediVision   (25)
              and OIS.

11.1          Computation of net loss per share.                                                    (25)

23.1          Consent of Perry-Smith & Company LLP, Independent Auditors.                           (25)

27            Financial Data Schedule (for SEC use only).                                           (25)

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

(19) Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed on November 24, 1999. 33

(20) Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed on November 24, 1999.

(21) Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed on November 24, 1999.

(22) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed on November 24, 1999.

(23) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended August 31, 1999, filed on November 29, 1999.

(24) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, filed on December 13, 2000.

(25)     Exhibit filed herewith.

         B.       Reports on Form 8-K.

         OIS filed a Company Report on Form 8-K with respect to the change of its fiscal year from August 31 to December 31.

                                   SIGNATURES

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ NOAM ALLON                         Director              March 26, 2001
-----------------------------------
Noam Allon

/s/ GIL ALLON                          Director              March 26, 2001
-----------------------------------
Gil Allon

/s/ ARIEL SHENHAR                      Director              March 26, 2001
-----------------------------------
Ariel Shenhar

/s/ JONATHAN ADERETH                   Director              March 28, 2001
------------------------------------
Jonathan Adereth