Form 10KSB/A
period 2000-12-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2001-05-18
CIK 885317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

                               (Amendment No. 1)

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

                                Explanatory Note

The Purpose of this Amendment No. 1 to Form 10-KSB originally filed on March 29, 2001 for the four-month period ended December 31, 2000 is to reflect the following modifications to the Independent Auditor's Report and financial statements included in Item 7 of the originally filed Form 10-KSB:

1. Remove in its entirety qualification and discussion concerning the Company's ability to continue as a going concern from the Independent Auditor's Report.

2. Remove it its entirety, Note 14 entitled "Ability to Continue as a Going Concern" from the Notes to Financial Statements.

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

/s/ NOAM ALLON                         Director              May ___, 2001
-----------------------------------
Noam Allon

/s/ GIL ALLON                          Director              May ___, 2001
-----------------------------------
Gil Allon

/s/ ARIEL SHENHAR                      Director              May ___, 2001
-----------------------------------
Ariel Shenhar

/s/ JONATHAN ADERETH                   Director              May ___, 2001
------------------------------------
Jonathan Adereth