Form 10QSB
period 2001-03-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2001-05-21
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

As of May 21, 2001, 8,138,305 shares of common stock, at no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001


PART I.      FINANCIAL INFORMATION                                            Page
                                                                              ----
Item 1.      Financial Statements

             Condensed Balance Sheet as of March 3, 2001                      2

             Condensed Statements of Operations for the Three Months
             ended March 31, 2001 and March 31, 2000                          3

             Condensed Statements of Cash Flows for the Three Months
             ended March 31, 2001 and March 31, 2000                          4

             Notes to Financial Statements                                    5

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            9


PART 11.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                16

Item 2.      Changes in Securities and Use of Proceeds                        16

Item 3.      Defaults upon Senior Securities                                  16

Item 4.      Submission of Matters to a Vote of Security Holders              16

Item 5.      Other Information                                                16

Item 6.      Exhibits and Reports on Form 8-K                                 16

                    PART I           FINANCIAL INFORMATION

ITEM 1.    FINANACIAL STATEMENTS

                               Ophthalmic Imaging Systems
                                Condensed Balance Sheet
                                     March 31, 2001
                                      (Unaudited)

ASSETS
------
Current assets:
      Cash and equivalents                                             $          94,706
      Accounts receivable, net                                                   430,256
      Inventories, net                                                           311,721
      Prepaid expenses and other current assets                                   22,635
                                                                       ------------------
Total current assets                                                             859,318
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,166,454                                211,859
Other assets                                                                      10,401
                                                                       ------------------
                                                                       $       1,081,578
                                                                       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Notes payable to related party                                   $         343,293
      Accounts payable                                                           603,151
      Accrued liabilities                                                      1,311,538
      Accrued warrant appreciation right                                               -
      Deferred extended warranty revenue                                         117,188
      Customer deposits                                                          464,251
      Capitalized lease obligation and other notes payable                         8,939
                                                                       ------------------
Total current liabilities                                                      2,848,360
                                                                       ------------------

Noncurrent liabilities:
      Capitalized lease obligation, less current portion                           8,725
      Notes payable to related party, less current portion                     1,341,102
                                                                       ------------------
Total noncurrent liabilities                                                   1,349,827

                                                                       ------------------
Total liabilities                                                              4,198,187
                                                                       ------------------

Stockholders' deficit:
      Preferred stock, no par value, 20,000,000 shares authorized;
          none issued or outstanding                                                   -
      Common stock, no par value, 20,000,000 shares authorized;
          8,138,305 issued and outstanding                                    12,630,604
      Deferred compensation                                                            -
      Accumulated deficit                                                    (15,747,213)
                                                                       ------------------
Total stockholders' deficit                                                   (3,116,609)
                                                                       ------------------
                                                                       $       1,081,578
                                                                       ==================

SEE ACCOMPANYING NOTES.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                           Three months ended March 31,
                                              2001               2000
                                         ----------------   ---------------

Net revenues                             $     1,708,801    $    1,590,620
Cost of sales                                    816,752           777,268
                                         ----------------   ---------------
Gross profit                                     892,049           813,352
Operating expenses:
     Sales and marketing                         531,317           449,088
     General and administrative                  274,666           280,128
     Research and development                     82,951            59,321
                                         ----------------   ---------------
         Total operating expenses                888,934           788,537
                                         ----------------   ---------------
Income from operations                             3,115            24,815
Other expense, net                               (53,960)          (22,737)
                                         ----------------   ---------------
Income (loss) before extraordinary item          (50,845)            2,078
Extraordinary item                               188,762                 -
                                         ----------------   ---------------
Net income                               $       137,917    $        2,078
                                         ================   ===============

Shares used in the calculation of basic
     net income per share                      8,138,305         4,305,428
                                         ================   ===============
Basic income (loss) per share before
     extraordinary item                  $             -    $            -
Extraordinary item                                  0.02                 -
                                         ----------------   ---------------
Basic net income per share               $          0.02    $            -
                                         ================   ===============

Shares used in the calculation of diluted
     net income per share                      8,138,305         4,334,209
                                         ================   ===============
Diluted income (loss) per share before
     extraordinary item                  $             -    $            -
Extraordinary item                                  0.02                 -
                                         ----------------   ---------------
Diluted net income per share             $          0.02    $            -
                                         ================   ===============

SEE ACCOMPANYING NOTES.

                                Ophthalmic Imaging Systems
                            Condensed Statements of Cash Flows
                       Increase (Decrease) in Cash and Equivalents
                                       (Unaudited)

                                                            Three months ended March 31,
                                                                2001             2000
                                                           ---------------  ---------------
OPERATING ACTIVITIES:
Net income                                                 $      137,917   $        2,078
Adjustments to reconcile net income to net cash
     used in operating activities:
         Depreciation and amortization                             29,622           31,746
         Stock option compensation expense                          3,049           19,722
         Extraordinary gain on early extinguishment of debt      (188,762)
         Net decrease in current assets other
             than cash and equivalents                             45,230          171,648
         Net increase in current liabilities
             other than short-term borrowings                      22,384           87,419
                                                           ---------------  ---------------
Net cash provided by operating activities                          49,440          312,613

INVESTING ACTIVITIES:
Purchases of furniture and equipment                              (29,493)               -
Net increase in other assets                                         (106)         (10,279)
                                                           ---------------  ---------------
Net cash used in investing activities                             (29,599)         (10,279)

FINANCING ACTIVITIES:
Principal payments on notes payable                                (1,709)          (2,019)
Proceeds from (repayments of) borrowings under
     notes payable to significant shareholders, net                40,000         (309,339)
Net repayments of credit facility borrowings                            -          (24,844)
                                                           ---------------  ---------------
Net cash provided by (used in) financing activities                38,291         (336,202)
                                                           ---------------  ---------------
Net increase (decrease) in cash and equivalents                    58,132          (33,868)
Cash and equivalents at beginning of period                        36,574          212,586
                                                           ---------------  ---------------
Cash and equivalents at end of period                      $       94,706   $      178,718
                                                           ===============  ===============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
         (Reduction) increase in aggregate debt payable
         to significant shareholders in exchange for
         inventory and other noncash transactions, net     $     (114,156)  $      454,675
                                                           ===============  ===============

SEE ACCOMPANYING NOTES.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

                Three Month Periods ended March 31, 2001 and 2000

                                   (Unaudited)

Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of March 31, 2001, condensed statements of operations for the three month periods ended March 31, 2001 and 2000 and the condensed statements of cash flows for the three month periods ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Transition Report for the Four Months Ended December 31, 2000 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

Note 2.         Net Income (Loss) Per Share (continued)

                The following table sets forth the computation of basic and diluted income per share:

                                                      Unaudited
                                                  Three Months Ended
                                                      March 31,
                                                 2001            2000
                                            --------------- ---------------
         Numerator for basic and diluted
         net income  per share                   $ 137,917       $ 2,078
                                            ===============================

         Denominator for basic net income
         per share:
            Weighted average shares              8,138,305     4,305,428

         Effect of dilutive securities:
            Employee/director stock options             --        28,781
            Warrants and other                          --            --
                                            -------------------------------
         Dilutive potential common shares               --        28,781
                                            -------------------------------
         Denominator for diluted net income
         per share                               8,138,305     4,334,209
                                            ===============================

         Basic net income  per share               $ 0.02         $ --
                                            ===============================

         Diluted net income  per share             $ 0.02         $ --
                                            ===============================

Note 3.         Notes Payable to Related Parties

                In July 2000, the Company, Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's then majority shareholder, and MediVision Medical Imaging Ltd. ("MediVision"), an Israeli corporation, entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision, including, among other things, converting in favor of Premier the Company's entire debt owed to Premier, calculated at an approximate book value of $2.1 million, into shares of the Company's common stock at conversion price of $.55 per share. This occurred in August 2000 in connection with the closing of the transactions contemplated by the definitive agreements (the "Closing"). In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them.

                Also in connection with the definitive agreements, in July 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At March 31, 2001, the Company had recorded approximately $277,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

                In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The Company has borrowed the maximum principal amount of $1.5 million available under the Working Capital Note, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. At March 31, 2001, the Company had recorded approximately $1,601,000 in principal and interest outstanding under the Working Capital Note.

                At March 31, 2001, the Company had recorded approximately $1,684,000 in aggregate debt owed to MediVison, which amount is net of accounts receivable recorded in connection with sales of the Company's products to MediVision. In addition, at that date the Company and MediVision were in negotiations to, among other things, increase the principal amount under the Working Capital Note.

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

                As a result of the foregoing transactions, at the time of its bankruptcy filing, Premier owned 49 1/2% of the Company's outstanding common stock and all 150 shares of the Company's Series B Preferred Stock, thereby giving Premier majority voting control.

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

Note 5          Extraordinary Item

                In March 2001, the Company reached agreement with Imperial Bank (the "Bank") to retire the aggregate amount of principal and interest previously recorded pursuant to a stock appreciation right granted to the Bank in connection with a credit agreement. Accordingly, the debt forgiven in the amount of $188,762 has been recognized as an extraordinary item in the financial statements for the quarter ended March 31, 2001.

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

Overview
--------

      To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists.

     The Company introduced its newest line of digital angiography systems, the WinStation 1400 and WinStation 3000, at the recently concluded 2000 Annual Meeting of the American Academy of Ophthalmology held in Dallas, Texas. These products have received considerable interest and the Company has received significant purchase commitments for these products. The Company commenced commercial delivery of these systems during the first quarter ended March 31, 2001.

     In recent years, the Company expended research and development efforts on product offerings and applications targeting the broader markets of general ophthalmology and optometry. Two such products resulting from these efforts, the Digital Fundus Imager (the "DFI") and the Digital Slit Lamp Imager (the "DSLI"), were introduced in the latter half of 1998, with the DFI receiving considerable interest.

     The Company, however, had limited financial and operational resources to meet the demand resulting from the introduction of the DFI. In that regard, during 1999, the Company entered into a manufacturing agreement (the "Manufacturing Agreement") with Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's majority shareholder at the time, whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI. In addition, the Company agreed with Premier on certain co-marketing and selling arrangements and the two companies began selling their ophthalmic products through a jointly managed EyeSys Vision Group.

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

     As a consequence of the termination of the Merger Agreement in February 2000 and Premier's filing for protection under the U.S. Bankruptcy Code in March 2000, the co-marketing and selling arrangements between the companies became non-effective and Premier discontinued producing the Company's products under the Manufacturing Agreement. The Company subsequently resumed manufacture and assembly of its products in its facilities in Sacramento, California but incurred increased costs and significant delays in production and product deliveries as a result of these failed arrangements. The Company also noted a reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection.

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

     The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At March 31, 2001, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by approximately $1,989,000. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Results of Operations
---------------------

Revenues

     The Company's revenues for the first quarter ended March 31, 2001 were $1,708,801 representing an increase of approximately 7% from revenues of $1,590,620 for the first quarter ended March 31, 2000. The increased revenue levels during fiscal 2001 include revenues from initial deliveries of the Company's newest digital angiography systems, the WinStation 1400 and WinStation 3000. Sales of these products accounted for approximately 59% of the Company's total revenues for the 2001 first quarter. Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 11% and 8% of first quarter revenues during 2001 and 2000, respectively.

Gross Margins

     Gross margins were approximately 52% during the first quarter ended March 31, 2001 versus approximately 51% for the comparable quarter of 2000. Pursuant to the Closing of the transactions with MediVision, the Company has, with support from MediVision, undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

     Sales and marketing and general and administrative expenses accounted for approximately 47% of total revenues during the first quarter of fiscal 2001 as compared with approximately 46% during the first quarter of fiscal 2000. Actual expense levels increased to $805,983 during the first quarter of 2001 versus $729,216 during the first quarter of 2000. Primary contributing factors to the increased expenses were professional, administrative and other costs in connection with or as a consequence of the transactions with MediVision. Subsequent to the Closing of the transactions with MediVision, the Company has hired, among others, a Director of Operations and has undertaken recruitment efforts for management and other personnel in this and other areas.

Research and Development Expenses

     Research and development expenses increased by approximately 40% to $82,951, or approximately 5% of revenues in the first quarter of fiscal 2001 from $59,321, or approximately 4% of revenues in fiscal 2000. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been undertaken commencing in the last quarter of fiscal 2000.

Other Expense

     Other expense was $53,960 during the first quarter of fiscal 2001 versus $22,737 during the same period of 2000. These amounts were comprised principally of interest expense associated with net borrowings from MediVision and Premier during fiscal 2001 and 2000, respectively, as well as interest expense during both periods in connection with a stock appreciation right granted to the Company's bank discussed in further detail below. The fiscal 2000 expenses were partially offset by an insurance claim settlement during the first quarter.

Net Income

     The Company recorded net income of $137,917, or $.02 per share, for the first quarter ended March 31, 2001 as compared to net income of $2,078, or breakeven per share, for the first quarter ended March 31, 2000.

     The 2001 figures include an extraordinary gain of $188,762, or $.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted to the Company's bank (the "Bank") discussed in further detail in Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1.8 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $49,440 in the first quarter ended March 31, 2001 as compared to $312,613 in the first quarter ended March 31, 2000. The cash generated from operations during the first quarter of 2001 was principally from increases in accrued liabilities, increases in customer deposits from orders generated pursuant to the recently completed 2000 AAO Meeting and reduced inventory levels during the period, the aggregate impact of which was only partially offset by increased accounts receivable levels associated with end of quarter sales, including intercompany sales of the Company's products to MediVision. The cash provided by operations during the first quarter of fiscal 2000 resulted principally from increased accounts and other payable amounts associated with the procurement of inventory, including inventory purchased from Premier under the Manufacturing Agreement, as well as collection of accounts receivable during the period, which amounts were only partially offset by reduced levels of accrued liabilities and customer deposits.

     Cash used in investing activities was $29,599 during the first quarter of 2001 as compared to $10,279 during the same period for 2000. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

     The Company generated cash from financing activities of $38,291 during the first quarter of fiscal 2001 as compared to using cash of $336,202 during the comparable period of fiscal 2000. The cash provided by financing activities during the first quarter of fiscal 2001 was principally from increased borrowings under existing arrangements with MediVision. The cash used in financing activities during the first quarter of fiscal 2000 resulted principally payments under then-existing arrangements with Premier and, to a lesser extent, payments under a then-available credit facility with the Bank. Principal payments on notes payable other than to significant shareholders in both years was minimal.

     As discussed further above and in Note 3 and Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note") and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At March 31, 2001, the Company had recorded approximately $277,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

     In addition, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The Company has borrowed the maximum principal amount available under the Working Capital Note of $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum, are secured by substantially all of the Company's assets. At March 31, 2001, the Company had recorded approximately $1,601,000 in principal and interest outstanding under the Working Capital Note and the Company and MediVision were in negotiations to, among other things, increase the principal amount under the Working Capital Note.

     At March 31, 2001, the Company had recorded approximately $1,684,000 in aggregate debt owed to MediVison, which amount is net of accounts receivable recorded in connection with sales of the Company's products to MediVision for further sale to customers in international markets.

     On March 31, 2001, the Company's cash and cash equivalents were $94,706. Management anticipates that additional sources of capital beyond those currently available to the Company will be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position.

     Recent transactions between the Company and MediVision will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve sustained profitable operations.

     Its relationship with MediVision will provide the Company access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

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

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a)      None.
                    (b)      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      OPHTHALMIC IMAGING SYSTEMS
                                                        (Registrant)


                                                      By:  /s/ GIL ALLON
                                                         -----------------------
                                                         Gil Allon,
                                                         Chief Executive Officer

Dated:  May 21, 2001