Form 10QSB
period 2001-06-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2001-08-14
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

As of August 14, 2001, 8,138,305 shares of common stock, at no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001


PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----

Item 1.  Financial Statements

         Condensed Balance Sheet as of June 30, 2001                    2

         Condensed Statements of Operations for the Three Months
         and Six Months ended June 30, 2001 and June 30, 2000           3

         Condensed Statements of Cash Flows for the Three Months
         and Six Months ended June 30, 2001 and June 30, 2000           4

         Notes to Financial Statements                                  5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              17

Item 2.  Changes in Securities and Use of Proceeds                      17

Item 3.  Defaults upon Senior Securities                                17

Item 4.  Submission of Matters to a Vote of Security Holders            17

Item 5.  Other Information                                              17

Item 6.  Exhibits and Reports on Form 8-K                               17

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

ASSETS
------
Current assets:
      Cash and equivalents                                                 $    42,889
      Accounts receivable, net                                                 447,378
      Inventories, net                                                         328,696
      Prepaid expenses and other current assets                                 47,872
                                                                         -------------
Total current assets                                                           866,835
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,197,032                              208,011
Other assets                                                                    10,601
                                                                         -------------
                                                                           $ 1,085,447
                                                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Notes payable to related party                                       $   381,570
      Accounts payable                                                         562,867
      Accrued liabilities                                                    1,390,623
      Accrued warrant appreciation right                                             -
      Deferred extended warranty revenue                                       129,034
      Customer deposits                                                        429,371
      Capitalized lease obligation and other notes payable                       8,939
                                                                         -------------
Total current liabilities                                                    2,902,404
                                                                         -------------

Noncurrent liabilities:
      Capitalized lease obligation, less current portion                         6,967
      Notes payable to related party, less current portion                   1,422,911
                                                                         -------------

Total noncurrent liabilities                                                 1,429,878

                                                                         -------------

Total liabilities                                                            4,332,282
                                                                         -------------


Stockholders' deficit:
      Preferred stock, no par value, 20,000,000 shares authorized;
           none issued or outstanding                                                -
      Common stock, no par value, 20,000,000 shares authorized;
           8,138,305 issued and outstanding                                 12,630,604
      Deferred compensation                                                          -
      Accumulated deficit                                                  (15,877,439)
                                                                         -------------
Total stockholders' deficit                                                 (3,246,835)
                                                                         -------------
                                                                           $ 1,085,447
                                                                         =============


See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                               Three months ended June 30,          Six months ended June 30,
                                                  2001            2000                2001             2000
                                             --------------   --------------     --------------   --------------


Net revenues                                   $ 1,331,803        $ 928,476        $ 3,040,604      $ 2,519,096
Cost of sales                                      617,751          511,605          1,434,503        1,288,873
                                             --------------   --------------     --------------   --------------
Gross profit                                       714,052          416,871          1,606,101        1,230,223
Operating expenses:
     Sales and marketing                           384,240          299,860            915,557          748,948
     General and administrative                    311,318          289,600            585,984          569,728
     Research and development                       94,339           62,542            177,290          121,863
                                             --------------   --------------     --------------   --------------
          Total operating expenses                 789,897          652,002          1,678,831        1,440,539
                                             --------------   --------------     --------------   --------------
Income (loss) from operations                      (75,845)        (235,131)           (72,730)        (210,316)
Other expense, net                                 (54,381)         (52,795)          (108,341)         (75,532)
                                             --------------   --------------     --------------   --------------
Income (loss) before extraordinary item           (130,226)        (287,926)          (181,071)        (285,848)
Extraordinary item                                       -                -            188,762                -
                                             --------------   --------------     --------------   --------------
Net income (loss)                              $  (130,226)       $(287,926)       $     7,691      $  (285,848)
                                             ==============   ==============     ==============   ==============

Shares used in the calculation of basic
     net income (loss) per share                 8,138,305        4,305,428          8,138,305        4,305,428
                                             ==============   ==============     ==============   ==============

Basic income (loss) per share before
     extraordinary item                        $     (0.02)       $   (0.07)       $     (0.02)     $     (0.07)
 Extraordinary item                                      -                -               0.02                -
                                             --------------   --------------     --------------   --------------
Basic net income (loss) per share              $     (0.02)       $   (0.07)       $         -      $     (0.07)
                                             ==============   ==============     ==============   ==============

Shares used in the calculation of diluted
     net income (loss) per share                 8,138,305        4,305,428          8,138,305        4,305,428
                                             ==============   ==============     ==============   ==============
Diluted  income (loss) per share before
     extraordinary item                        $     (0.02)       $   (0.07)       $     (0.02)     $     (0.07)
 Extraordinary item                                      -                -               0.02                -
                                             --------------   --------------     --------------   --------------
Diluted net income (loss) per share            $     (0.02)       $   (0.07)       $         -      $     (0.07)
                                             ==============   ==============     ==============   ==============

See accompanying notes.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                   Increase (Decrease) in Cash and Equivalents
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                       2001                2000
                                                                 ------------------  -----------------

OPERATING ACTIVITIES:
Net income (loss)                                                        $   7,691         $ (285,848)
Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
          Depreciation and amortization                                     60,200             63,491
          Stock option compensation expense                                  3,049             39,444
          Extraordinary gain on early exinguishment of debt               (188,762)                 -
          Net (increase) decrease in current assets other
              than cash and equivalents                                    (14,104)           497,010
          Net increase (decrease) in current liabilities
              other than short-term borrowings                              23,900            (95,409)
                                                                 ------------------  -----------------
Net cash (used in) provided by operating activities                       (108,026)           218,688

INVESTING ACTIVITIES:

Purchases of furniture and equipment                                       (56,223)                 -
Net (increase) decrease in other assets                                       (306)             2,474
                                                                 ------------------  -----------------
Net cash (used in) provided by investing activities                        (56,529)             2,474

FINANCING ACTIVITIES:

Principal payments on notes payable                                         (3,467)            (3,597)
Proceeds from (repayments of) borrowings under
     notes payable to significant shareholders, net                        174,337           (309,339)
Net repayments of credit facility borrowings                                     -            (24,844)
                                                                 ------------------  -----------------
Net cash provided by (used in) financing activities                        170,870           (337,780)
                                                                 ------------------  -----------------
Net increase (decrease) in cash and equivalents                              6,315           (116,618)
Cash and equivalents at beginning of period                                 36,574            212,586
                                                                 ------------------  -----------------
Cash and equivalents at end of period                                    $  42,889         $   95,968
                                                                 ==================  =================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
          (Reduction) increase in aggregate debt payable
          to significant shareholders in exchange for
          inventory and other noncash transactions, net                  $ (58,477)        $  454,656
                                                                 ==================  =================

See accompanying notes.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Six Month Periods ended June 30, 2001 and 2000

                                   (Unaudited)


Note 1.  Basis of Presentation

         The accompanying unaudited condensed balance sheet as of June 30, 2001, condensed statements of operations for the three and six month periods ended June 30, 2001 and 2000 and the condensed statements of cash flows for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Transition Report for the Four Months Ended December 31, 2000 on Form 10-KSB/A. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

         The following table sets forth the computation of basic and diluted income per share:

                                                      Unaudited                    Unaudited
                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                             -------------------------     -------------------------
                                                 2001         2000            2001            2000
                                             ----------    -----------     ----------     ----------
         Numerator for basic and diluted
         net income  (loss) per share        $ (130,266)   $ (287,926)     $    7,691     $ (285,848)
                                             ==========    ==========      ==========     ==========

         Denominator for basic net income
         (loss) per share:
            Weighted average shares           8,138,305     4,305,428       8,138,305      4,305,428

         Effect of dilutive securities:
            Employee/director stock options          --            --              --             --
            Warrants and other                       --            --              --             --
                                             ----------    ----------      ----------     ----------
         Dilutive potential common shares            --            --              --             --
                                             ----------    ----------      ----------     ----------

         Denominator for diluted net
         income (loss) per share              8,138,305     4,305,428       8,138,305      4,305,428
                                             ==========    ==========      ==========     ==========

         Basic net income (loss) per share   $   (0.02)    $   (0.07)      $       --     $    (0.07)
                                             ==========    ==========      ==========     ==========

         Diluted net income (loss) per
         share                               $   (0.02)    $   (0.07)      $       --     $    (0.07)
                                             ==========    ==========      ==========     ==========


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

         Also in connection with the definitive agreements, in July 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At June 30, 2001, the Company had recorded approximately $283,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

         In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The Company has borrowed the maximum principal amount of $1.5 million available under the Working Capital Note, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. At June 30, 2001, the Company had recorded approximately $1,812,000 in principal and interest outstanding under the Working Capital Note.

         At June 30, 2001, the Company had recorded approximately $1,804,000 in aggregate debt owed to MediVision, which amount is net of approximately $291,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision. In addition, at that date the Company and MediVision were in negotiations to, among other things, increase the principal amount under the Working Capital Note (see Note
         6).

Note 4   MediVision and Premier Transactions

         In February 2000, Premier, then a significant shareholder with majority voting control of the Company, notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code and the Company thereupon terminated a merger agreement and rendered as non-effective a manufacturing agreement and certain other arrangements then in effect between the parties. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code.

         In July 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision (see Note 3 and Note
         6). At the Closing, among other things, MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

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

Note 6   Subsequent Event

         Subsequent to June 30, 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement ("Amendment") whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1,000,000 to $2,500,000 (see Note 3). In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1,000,000 (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

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

     The Company introduced its newest line of digital angiography systems, the WinStation 1400 and WinStation 3000, at the 2000 Annual Meeting of the American Academy of Ophthalmology held in Dallas, Texas during the last quarter of 2000 ("2000 AAO Meeting"). These products have received considerable interest and the Company has received significant purchase commitments for these products. The Company commenced commercial delivery of these systems during the first quarter ended March 31, 2001.

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

     In July 2000, the Company, Premier and MediVision entered into a series of agreements, discussed in further detail below, the closing of which in August 2000 resulted in, among other things, transfer of majority voting control of the Company from Premier to MediVision, conversion of the debt owed to Premier to shares of the Company's common stock and capital commitments to the Company by MediVision of $1,500,000, which commitments were increased to $2,500,000 pursuant to an agreement entered into subsequent to June 30, 2001.

     The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At June 30, 2001, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by approximately $2,036,000. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

     On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision has committed to loan up to $1,500,000 to the Company, which is convertible at MediVision's option into shares of the Company's common stock. This commitment was increased to $2,500,000 pursuant to an amendment executed subsequent to June 30, 2001. Pursuant to the agreements relating to the MediVision Investments, among other things: (i) the Company's entire debt owed to Premier, calculated at an approximate book value of $2,100,000, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

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


Results of Operations
---------------------

Revenues

     The Company's revenues for the second quarter ended June 30, 2001 were $1,331,803 representing an increase of approximately 43% from revenues of $928,476 for the second quarter ended June 30, 2000. Revenues for the first six months of fiscal 2001 were $3,040,604 representing an increase of approximately 21% from revenues of $2,519,096 for the comparable period of fiscal 2000. The increased revenue levels during fiscal 2001 include revenues from initial deliveries of the Company's newest digital angiography systems, the WinStation 1400 and WinStation 3000. Sales of these products accounted for approximately 67% and 64% of the Company's total revenues for the 2001 second quarter and six-month period, respectively. Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 12% and 10% of second quarter revenues during 2001 and 2000, respectively, and 11% and 9% of revenues for the first six months of 2001 and 2000, respectively.

Gross Margins

     Gross margins were approximately 54% during the second quarter ended June 30, 2001 versus approximately 45% for the comparable quarter of 2000. For the six-month period ended June 30, 2001, gross margins were approximately 53% as compared to approximately 49% during the comparable period of 2000. Pursuant to the Closing of the transactions with MediVision, the Company has, with support from MediVision, undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

     Sales and marketing and general and administrative expenses accounted for approximately 52% of total revenues during the second quarter of fiscal 2001 as compared with approximately 63% during the second quarter of fiscal 2000. Actual expense levels increased to $695,558 during the second quarter of 2001 versus $589,460 during the second quarter of 2000. For the first six months of fiscal 2001 and fiscal 2000 such expenses accounted for approximately 49% and 52% of total revenues for the respective six-month periods. Actual expenses increased to $1,501,541 from $1,318,676 during the six-month periods of fiscal 2001 and 2000, respectively. Primary contributing factors to the increased expenses were professional, administrative and other costs in connection with or as a consequence of the transactions with MediVision. Subsequent to the Closing of the transactions with MediVision, the Company has hired, among others, a Director of Operations and certain sales and related support managers and has undertaken recruitment efforts for management and other personnel in this and other areas.

Research and Development Expenses

     Research and development expenses increased by approximately 51% to $94,339 in the second quarter of fiscal 2001 from $62,542 in fiscal 2000. Such expenses accounted for approximately 7% of revenues during the second quarter of both periods. For the first six months of fiscal 2001, such expenses accounted for approximately 6% of total revenues as compared to approximately 5% during the comparable period of 2000. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been undertaken commencing in the last quarter of fiscal 2000.

Other Expense

     Other expense was $54,381 during the second quarter of fiscal 2001 versus $52,795 during the same period of 2000. For the six-month periods, other expense was $108,341 and $75,532 in fiscal 2001 and fiscal 2000, respectively. These amounts were comprised principally of interest expense associated with net borrowings from MediVision and Premier during fiscal 2001 and 2000, respectively, as well as interest expense during both periods in connection with a stock appreciation right granted to the Company's bank discussed in further detail below. The fiscal 2000 expenses were partially offset by an insurance claim settlement during the first quarter.

Net Income

     The Company recorded a net loss of $130,226, or $0.02 per share, for the second quarter ended June 30, 2001 as compared to a net loss of $287,926, or $0.07 per share, for the second quarter ended June 30, 2000. For the six-month periods, the Company recorded net income of $7,691, or breakeven per share as compared to a net loss of $285,848, or $0.07 per share during fiscal 2001 and fiscal 2000, respectively.

     The 2001 amounts include an extraordinary gain recorded during the first quarter of $188,762, or $0.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted to the Company's bank (the "Bank") discussed in further detail in Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1.9 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities used cash of $108,026 during the six months ended June 30, 2001 as compared to generating cash of $218,688 in the six months ended June 30, 2000. The cash used in operations during the first six months of 2001 was principally to fund the loss before extraordinary item, the impact of which was partially offset by an increase in accrued liabilities during the period, as well as increases in customer deposits resulting in large measure from orders generated in connection with the 2000 AAO Meeting. The cash provided by operations during the first six months of fiscal 2000 resulted principally from increased payable amounts associated with the procurement of inventory, including inventory purchased from Premier under the Manufacturing Agreement, as well as collection of accounts receivable during the period, which amounts were only partially offset by reduced levels of accrued liabilities and customer deposits.

     Cash used in investing activities was $56,529 during the first six months of 2001 as compared to cash provided by investing activities of $2,474 during the same period for 2000. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

     The Company generated cash from financing activities of $170,870 during the first six months of fiscal 2001 as compared to using cash of $337,780 during the comparable period of fiscal 2000. The cash provided by financing activities during the first quarter of fiscal 2001 was principally from increased borrowings under existing arrangements with MediVision. The cash used in financing activities during the first quarter of fiscal 2000 were principally payments under then-existing arrangements with Premier and, to a lesser extent, payments under a then-available credit facility with the Bank. Principal payments on notes payable other than to significant shareholders in both years was minimal.

     As discussed further above and in Note 3, Note 4 and Note 6 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note") and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At June 30, 2001, the Company had recorded approximately $283,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

     In addition, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The Company has borrowed the maximum principal amount available under the Working Capital Note of $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum, are secured by substantially all of the Company's assets. At June 30, 2001, the Company had recorded approximately $1,812,000 in principal and interest outstanding under the Working Capital Note.

     At June 30, 2001, the Company had recorded approximately $1,804,000 in aggregate debt owed to MediVision, which amount is net of approximately $291,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision for further sale to customers in international markets.

     Subsequent to June 30, 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement ("Amendment") whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing in August 2000 was increased by $1,000,000 to $2,500,000 from $1,500,000, which earlier amount was supported by the Working Capital Note discussed in further detail above. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1,000,000 (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.185 per share. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

     On June 30, 2001, the Company's cash and cash equivalents were $42,889. Management anticipates that additional sources of capital beyond those currently available to the Company will be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position.

     Recent   transactions   between  the  Company  and   MediVision   will,  in
Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve sustained profitable operations.

     Its relationship with MediVision provides the Company access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

     In these regards, the Company and MediVision have recently executed an agreement to increase available working capital beyond the $1,500,000 under the Working Capital Note by $1,000,000 to $2,500,000. Irrespective of this increase, the Company will continue to evaluate alternative sources of capital to meet its cash requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements and is hopeful that it will be successful in this regard. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

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

                                         OPHTHALMIC IMAGING SYSTEMS
                                         (Registrant)


                                         By: /s/ GIL ALLON
                                             ----------------------------------
                                             Gil Allon,
                                             Chief Executive Officer

Dated:  August 14, 2001