Form 10QSB
period 2001-09-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2001-11-14
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          ___________________________

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

As of November 14, 2001, 8,138,305 shares of common stock, at no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.   Financial Statements

          Condensed Balance Sheet as of September 30, 2001                     2

          Condensed Statements of Operations for the Three Months
          and Nine Months ended September 30, 2001 and
          September 30, 2000                                                   3

          Condensed Statements of Cash Flows for the Nine Months
          September 30, 2001 and September 30, 2000                            4

          Notes to Financial Statements                                        5

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17

Item 2.   Changes in Securities and Use of Proceeds                           17

Item 3.   Defaults upon Senior Securities                                     17

Item 4.   Submission of Matters to a Vote of Security Holders                 17

Item 5.   Other Information                                                   17

Item 6.   Exhibits and Reports on Form 8-K                                    17

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

()()



                                                     Ophthalmic Imaging Systems
                                                       Condensed Balance Sheet
                                                         September 30, 2001
                                                             (Unaudited)

ASSETS
Current assets:
     Cash and equivalents                                                 $     73,189
     Accounts receivable, net                                                  476,099
     Inventories, net                                                          355,340
     Prepaid expenses and other current assets                                  80,824
                                                                          ------------
Total current assets                                                           985,452
Furniture and equipment, net of accumulated
     depreciation and amortization of $1,228,979                               195,501
Other assets                                                                    12,335
                                                                          ------------
                                                                          $  1,193,288
                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable to related party                                       $    424,908
     Accounts payable                                                          409,196
     Accrued liabilities                                                     1,539,460
     Accrued warrant appreciation right                                             --
     Deferred extended warranty revenue                                        198,259
     Customer deposits                                                         212,374
     Capitalized lease obligation and other notes
     payable                                                                     8,939
                                                                          ------------
Total current liabilities                                                    2,793,136
                                                                          ------------

Noncurrent liabilities:
     Capitalized lease obligation, less current portion                          5,024
     Notes payable to related party, less current portion                    1,750,312
                                                                          ------------
Total noncurrent liabilities                                                 1,755,336

                                                                          ------------
Total liabilities                                                            4,548,472
                                                                          ------------

Stockholders' deficit:
     Preferred stock, no par value, 20,000,000 shares authorized;
        none issued or outstanding                                                  --
     Common stock, no par value, 20,000,000 shares authorized;
        8,138,305 issued and outstanding                                    12,630,604
     Deferred compensation                                                          --
     Accumulated deficit                                                   (15,985,788)
                                                                          ------------
Total stockholders' deficit                                                 (3,355,184)
                                                                          ------------
                                                                          $  1,193,288
                                                                          ============

SEE ACCOMPANYING NOTES.


                                                     Ophthalmic Imaging Systems
                                                 Condensed Statements of Operations
                                                             (Unaudited)

                                                    Three months ended September 30,        Nine months ended September 30,
                                                         2001               2000               2001              2000
                                                    ---------------    --------------      -------------    --------------

Net revenues                                           $ 1,092,630         $ 741,979        $ 4,133,234       $ 3,261,075
Cost of sales                                              489,308           263,150          1,923,811         1,552,023
                                                    ---------------    --------------      -------------    --------------
Gross profit                                               603,322           478,829          2,209,423         1,709,052
Operating expenses:
      Sales and marketing                                  241,865           260,851          1,157,422         1,009,799
      General and administrative                           264,201           285,507            850,185           855,235
      Research and development                             134,601            70,279            311,891           192,142
                                                    ---------------    --------------      -------------    --------------
           Total operating expenses                        640,667           616,637          2,319,498         2,057,176
                                                    ---------------    --------------      -------------    --------------
Income (loss) from operations                              (37,345)         (137,808)          (110,075)         (348,124)
Other expense, net                                         (71,004)          (71,477)          (179,345)         (147,009)
                                                    ---------------    --------------      -------------    --------------
Income (loss) before extraordinary item                   (108,349)         (209,285)          (289,420)         (495,133)
Extraordinary item                                              --            62,836            188,762            62,836
                                                    ---------------    --------------      -------------    --------------
Net income (loss)                                       $ (108,349)       $ (146,449)        $ (100,658)       $ (432,297)
                                                    ===============    ==============      =============    ==============

Shares used in the calculation of basic
      net income (loss) per share                        8,138,305         5,680,264          8,138,305         4,763,707
                                                    ===============    ==============      =============    ==============

Basic income (loss) per share before
      extraordinary item                                $    (0.01)       $    (0.04)        $    (0.03)       $    (0.10)
 Extraordinary item                                             --              0.01               0.02              0.01
                                                    ---------------    --------------      -------------    --------------
Basic net income (loss) per share                       $    (0.01)       $    (0.03)        $    (0.01)       $    (0.09)
                                                    ===============    ==============      =============    ==============

Shares used in the calculation of diluted
      net income (loss) per share                        8,138,305         5,680,264          8,138,305         4,763,707
                                                    ===============    ==============      =============    ==============
Diluted  income (loss) per share before
      extraordinary item                                $    (0.01)       $    (0.04)        $    (0.03)       $    (0.10)
 Extraordinary item                                             --              0.01               0.02              0.01
                                                    ---------------    --------------      -------------    --------------
Diluted net income (loss) per share                     $    (0.01)       $    (0.03)        $    (0.01)       $    (0.09)
                                                    ===============    ==============      =============    ==============

SEE ACCOMPANYING NOTES.


                                                     Ophthalmic Imaging Systems
                                                 Condensed Statements of Cash Flows
                                             Increase (Decrease) in Cash and Equivalents
                                                             (Unaudited)


                                                                       Nine months ended September 30,
                                                                            2001                2000
                                                                     ---------------       ---------------

OPERATING ACTIVITIEs:
Net income (loss)                                                       $ (100,658)        $   (432,297)
Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
           Depreciation and amortization                                    92,147               63,491
           Stock option compensation expense                                 3,049               59,166
           Extraordinary gain on early exinguishment of debt              (188,762)                  --
           Extraordinary gain on conversion to common
                stock of debt owed to related party                             --              (53,911)
           Net (increase) decrease in current assets other
                than cash and equivalents                                 (102,421)              73,485
           Net decrease in current liabilities other than
                short-term borrowings                                     (116,037)             (86,239)
                                                                    ---------------       --------------
Net cash used in operating activities                                     (412,682)            (376,305)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                                       (75,660)                  --
Net (increase) decrease in other assets                                     (2,040)              20,057
                                                                    ---------------       --------------
Net cash (used in) provided by investing activities                        (77,700)              20,057

FINANCING ACTIVITIES:
Principal payments on notes payable                                         (5,410)              (5,233)
Proceeds from borrowings under notes payable to
      significant shareholders, net                                        532,407              260,661
Net repayments of credit facility borrowings                                    --              (24,844)
                                                                    ---------------       --------------
Net cash provided by financing activities                                  526,997              230,584
                                                                    ---------------       --------------
Net increase (decrease) in cash and equivalents                             36,615             (125,664)
Cash and equivalents at beginning of period                                 36,574              212,586
                                                                    ---------------       --------------
Cash and equivalents at end of period                                   $   73,189         $     86,922
                                                                    ===============       ==============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
           Reduction in aggregate debt payable to
           significant shareholders in exchange for shares of
           the Company's common stock                                   $       --         $ (2,108,000)
                                                                    ===============       ==============

           (Reduction) increase in aggregate debt payable
           to significant shareholders in exchange for
           inventory and other noncash transactions, net                $ (115,738)        $   783,653
                                                                    ===============       ==============


SEE ACCOMPANYING NOTES.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

         Three and Nine Month Periods ended September 30, 2001 and 2000

                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of September 30, 2001, condensed statements of operations for the three and nine month periods ended September 30, 2001 and 2000 and the condensed statements of cash flows for the three and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the registrant's (the Company's) Transition Report for the Four Months Ended December 31, 2000 on Form 10-KSB/A. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                The following table sets forth the computation of basic and diluted income per share:



                                                                         Unaudited                       Unaudited
                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30,                   September 30,
                                                                     2001            2000           2001            2000
                                                                --------------- --------------- -------------- ---------------
                Numerator for basic and diluted
                net loss per share                              $ (108,349)     $ (146,449)     $ (100,658)    $ (432,297)
                                                                =============== =============== ============== ===============

                Denominator for basic net loss per share:
                   Weighted average shares                       8,138,305       5,680,264       8,138,305      4,763,707

                Effect of dilutive securities:
                   Employee/director stock options                      --              --              --             --
                   Warrants and other                                   --              --              --             --
                Dilutive potential common shares                        --              --              --             --
                                                                --------------- --------------- -------------- ---------------

                Denominator for diluted net loss                 8,138,305       5,680,264       8,138,305      4,763,707
                per share
                                                                =============== =============== ============== ===============
                Basic net loss per share                        $    (0.01)     $    (0.03)     $    (0.01)    $    (0.09)
                                                                =============== =============== ============== ===============
                Diluted net loss per share                      $    (0.01)     $    (0.03)     $    (0.01)    $    (0.09)
                                                                =============== =============== ============== ===============



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

                Also in connection with the definitive agreements, in July 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At September 30, 2001, the Company had recorded approximately $289,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

                In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note, prior to the Amendment as discussed in further detail below, was $1.5 million, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

                In July 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement ("Amendment") whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

                At September 30, 2001, the Company had recorded, in aggregate, approximately $2,226,000 in principal and interest outstanding under the Working Capital Note and Amendment.

                At September 30, 2001, the Company had recorded approximately $2,175,000 in aggregate debt owed to MediVision, which amount is net of approximately $340,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

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

                In July 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision (see
                Note 3 and Note 6). At the Closing, MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

                As a result of the foregoing transactions, MediVision currently owns approximately 73% of the Company's outstanding common stock.

Note 5          Extraordinary Items

                In March 2001, the Company reached agreement with Imperial Bank (the "Bank") to retire the aggregate amount of principal and interest previously recorded pursuant to a stock appreciation right granted to the Bank in connection with a credit agreement. Accordingly, the debt forgiven in the amount of $188,762 has been recognized as an extraordinary item in the condensed statement of operations.

                In connection with the Closing in August 2000 of the transactions by and among the Company, Premier and MediVision, the Company's entire debt to Premier, calculated at an approximate book value of $2.1 million, was converted into shares of the Company's common stock. The Company recognized an extraordinary gain equivalent to the amount of the excess of the recorded debt owed to Premier over the fair value of the Company's common stock (see Note 3 and Note 4). In addition, the Company recognized the impact of an insurance claim settlement during fiscal 2000.

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

      In July 2000, the Company, Premier and MediVision entered into a series of agreements, discussed in further detail below, the closing of which in August 2000 resulted in, among other things, transfer of majority voting control of the Company from Premier to MediVision, conversion of the debt owed to Premier to shares of the Company's common stock and capital commitments to the Company by MediVision of $1,500,000, which commitments were increased to $2,500,000 pursuant a July 2001 amendment.

      The Company has experienced operating losses for each fiscal year since its initial public offering in 1992. At September 30, 2001, the Company had an accumulated deficit of approximately $16,000,000 and its current liabilities exceeded its current assets by approximately $1,808,000. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

      On July 13, 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision has committed to loan up to $1,500,000 to the Company, which is convertible at MediVision's option into shares of the Company's common stock. This commitment was increased to $2,500,000 pursuant to an amendment effective July 1, 2001. Pursuant to the agreements relating to the MediVision Investments, among other things: (i) the Company's entire debt owed to Premier, calculated at an approximate book value of $2,100,000, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

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


RESULTS OF OPERATIONS

Revenues

      The Company's revenues for the third quarter ended September 30, 2001 were $1,092,630 representing an increase of approximately 47% from revenues of $741,979 for the third quarter ended September 30, 2000. Revenues for the first nine months of fiscal 2001 were $4,133,234 representing an increase of approximately 27% from revenues of $3,261,075 for the comparable period of fiscal 2000. The increased revenue levels during fiscal 2001 include revenues from initial deliveries of the Company's newest digital angiography systems, the WinStation 1400 and WinStation 3000. Sales of these products, including upgrades, accounted for approximately 85% and 70% of the Company's total revenues for the 2001 third quarter and nine-month period, respectively. Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 2% and 6% of third quarter revenues during 2001 and 2000, respectively, and 9% and 8% of revenues for the first nine months of 2001 and 2000, respectively.

Gross Margins

      Gross margins were approximately 55% during the third quarter ended September 30, 2001 versus approximately 65% for the comparable quarter of 2000. For the nine-month period ended September 30, 2001, gross margins were approximately 54% as compared to approximately 52% during the comparable period of 2000. The fiscal 2000 amounts reflect the positive impact of reductions to inventory and related reserves and certain other non-recurring adjustments at August 31, 2000. Pursuant to the Closing of the transactions with MediVision, the Company has, with support from MediVision, undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

      Sales and marketing and general and administrative expenses accounted for approximately 46% of total revenues during the third quarter of fiscal 2001 as compared with approximately 74% during the third quarter of fiscal 2000. Actual expense levels decreased to $506,066 during the third quarter of 2001 versus $546,358 during the third quarter of 2000. The fiscal 2001 third quarter amount is net of a non-recurring adjustment to reverse a previously accrued liability, absent of which adjustment actual expense levels for the period would have increased by approximately 8% over expense levels for the third quarter of fiscal 2000. For the first nine months of fiscal 2001 and fiscal 2000 such expenses accounted for approximately 49% and 57% of total revenues for the respective nine-month periods. Actual expenses increased to $2,007,607 from $1,865,034 during the nine-month periods of fiscal 2001 and 2000, respectively. Primary contributing factors to the increased expenses were professional, administrative and other costs in connection with or as a consequence of the transactions with MediVision. Subsequent to the Closing of the transactions with MediVision, the Company has hired, among others, a Director of Operations and certain sales and related support managers and has undertaken recruitment efforts for management and other personnel in this and other areas.

Research and Development Expenses

      Research and development expenses increased by approximately 92% to $134,601 during the third quarter of fiscal 2001 from $70,279 during the comparable period of fiscal 2000. Such expenses accounted for approximately 12% of revenues during the third quarter of fiscal 2001 versus approximately 9% of revenues during the third quarter of fiscal 2000. For the first nine months of fiscal 2001, such expenses accounted for approximately 8% of total revenues as compared to approximately 6% during the comparable period of 2000. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been undertaken commencing in the last quarter of fiscal 2000.

Other Expense

      Other expense was $71,004 during the third quarter of fiscal 2001 versus $71,477 during the same period of 2000. For the nine-month periods, other expense was $179,345 and $147,009 in fiscal 2001 and fiscal 2000, respectively. These amounts were comprised principally of interest expense associated with net borrowings from MediVision and Premier during fiscal 2001 and 2000, respectively, interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products and interest expense in connection with a stock appreciation right granted to the Company's bank discussed in further detail below.

Net Income

      The Company recorded a net loss of $108,349, or $0.01 per share, for the third quarter ended September 30, 2001 as compared to a net loss of $146,449, or $0.03 per share, for the third quarter ended September 30, 2000. For the nine-month periods, the Company recorded net loss of $100,658, or $.01 per share as compared to a net loss of $432,297, or $0.09 per share during fiscal 2001 and fiscal 2000, respectively.

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

      The 2000 amounts include an extraordinary gain recorded during the third quarter of $62,836, or $0.01 per share, comprised principally of the write-off of the recorded amount of debt owed to Premier in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock in connection with the Closing in August 2000 of the transaction by and among the Company, Premier and MediVision, and, to a lesser extent, the impact of an insurance claim settlement during fiscal 2000 (see Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB).

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


LIQUIDITY AND CAPITAL RESOURCES

      The Company's operating activities used cash of $412,682 during the nine months ended September 30, 2001 as compared to $376,305 in the nine months ended September 30, 2000. The cash used in operations during the first nine months of 2001 was principally to fund the loss before extraordinary item. In addition, the Company recognized significant sales during the latter portion of the third quarter, resulting in increased accounts receivable balances as well as reduced customer deposit levels at the end of the period. The impact of these factors was only partially offset by a net increase in the aggregate of accounts payable and accrued liabilities during the period. The cash used in operations during the first nine months of fiscal 2000 was principally to fund the loss before extraordinary item, the impact of which was partially offset by the net effect of a number of factors, including increased payable amounts associated with the procurement of inventory, including inventory purchased from Premier by MediVision on behalf of the Company, as well as collection of accounts receivable during the period, which amounts were only partially offset by reduced levels of accrued liabilities and customer deposits.

      Cash used in investing activities was $77,700 during the first nine months of 2001 as compared to cash provided by investing activities of $20,057 during the same period for 2000. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with its ongoing efforts to upgrade its existing management information and corporate communication systems, as well as increasing its pool of demonstration equipment. The Company anticipates that related expenditures, if any, will be financed from borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

      The Company generated cash from financing activities of $526,997 during the first nine months of fiscal 2001 as compared to $230,584 during the comparable period of fiscal 2000. The cash provided by financing activities during the first three quarters of fiscal 2001 and fiscal 2000 was principally from increased borrowings under existing arrangements with MediVision, which amounts in fiscal 2000 were partially offset by certain repayments of debt owed to Premier and, to a lesser extent, net repayment of borrowings under a credit facility. Principal payments on notes payable other than to significant shareholders in both years was minimal.

      As discussed further above and in Note 3 and Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note") and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At September 30, 2001, the Company had recorded approximately $289,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

      In addition, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note, prior to the Amendment as discussed in further detail below, was $1.5 million, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

      In July 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement ("Amendment") whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

      At  September  30,  2001,   the  Company  had   recorded,   in  aggregate,
approximately $2,226,000 in principal and interest outstanding under the Working Capital Note and Amendment.

      At September 30, 2001, the Company had recorded approximately $2,175,000 in aggregate debt owed to MediVision, which amount is net of approximately $340,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

      On September 30, 2001, the Company's cash and cash equivalents were $73,189. Management anticipates that additional sources of capital beyond those currently available to the Company will be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position.

      The relationship between the Company and MediVision, will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve sustained profitable operations, particularly in light of the recently announced agreement between MediVision and Agfa-Gevaert N.V., pursuant to which agreement Agfa acquired a minority interest in MediVision and is to invest in MediVision up to Euro 3.9 million, Euro 1.1 million of which has been provided in connection with the closing in October 2001. Under the terms of the Agreement, among other things, Agfa and MediVision will jointly develop, promote and market a combined, Integrated Digital Ophthalmology Picture Archive & Communication System, the first such system to be introduced in the ophthalmic imaging field.

      The Company's relationship with MediVision provides OIS access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has undertaken certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision have begun collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

      Irrespective of the foregoing, the Company will continue to evaluate alternative sources of capital to meet its cash requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements and is hopeful that it will be successful in this regard. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

                            PART II OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    None.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K
                    (a) The following exhibits are filed as part of this registration statement:

Exhibit
No.      Description                                           Location
-------  -----------                                           --------

 10.1    Amendment No. 1 to Working Capital Funding Agreement  Provided herewith

 10.2    Secured Convertible Working Capital Promissory Note   Provided herewith


                    (b)      None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OPHTHALMIC IMAGING SYSTEMS
                                             (Registrant)


                                             By: /s/ Gil Allon
                                                 -------------------------------
                                                 Gil Allon,
                                                 Chief Executive Officer



Dated:  November 14, 2001