Form 10KSB
period 2001-12-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2002-03-26
CIK 885317

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                           Commission File No. 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
             (Exact name of Registrant as specified in its charter)

        California                                     94-3035367
--------------------------------                    -------------------
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization                    Identification No.)

221 Lathrop Way, Suite I, Sacramento, CA                95815
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (916) 646-2020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par Value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No//.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     The issuer's revenues for its most recent fiscal year were $6,512,176.

     The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 28, 2002, was approximately $65,200 by reference to the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February 28, 2002, there were 8,138,305 issued and outstanding shares of issuer's common stock.

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

         Since its inception, the Company has developed products that have addressed primarily the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in the Company's angiography line are its digital imaging systems. These WinStation products are targeted primarily at retinal specialists and general ophthalmologists in the diagnosis and treatment of retinal diseases and other ocular pathologies.

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

         The Company's objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular health care industry. In this regard, the Company refocused its business strategy during 1998 to the marketing and sales of its angiography products as well as the allocation of significant resources to the development of two ocular imaging devices, the Digital Fundus Imager ("DFI") and the Digital Slit Lamp Imager ("DSLI"). When these two products were introduced during the first quarter of fiscal 1999, they represented a paradigm shift in imaging for ocular health professionals by providing diagnostic imaging devices and digital imaging systems that are affordable to the general ophthalmology and optometry markets. The Company is currently focusing its development efforts on related products for the ocular healthcare market, as well as features and enhancements to its existing products.

         MediVision and Premier Transactions

         In February 1998, the Company and Premier Laser Systems, Inc., a California corporation ("Premier"), entered into a Stock Purchase Agreement (the "Stock Purchase

Agreement"), whereby Premier would offer to buy those shares of the Company's common stock not already owned by it. In August 1998, however, Premier notified the Company that, due to a variety of factors, Premier would not be able to close the transactions contemplated under the Stock Purchase Agreement and the Company thereupon terminated the Stock Purchase Agreement. As a result of such termination, the Company made demand to Premier for payment of a $500,000 termination fee (the "Termination Fee") as provided for in the Stock Purchase Agreement. The demand was not pursued at the time because of a revival of plans for merger of the companies.

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

         In July 2000, the Company, Premier and MediVision Medical Imaging Ltd., an Israeli company ("MediVision"), entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision committed to loan up to $1,500,000 to the Company, which is convertible at MediVision's option into shares of the Company's common stock. Pursuant to the agreements relating to the MediVision Investments, among other things: (i) the Company's entire debt owed to Premier, calculated at an approximate book value of $2,100,000, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $0.55 per share; and (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

         In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all
claims,   whether  known  or
unknown between them, including the $500,000 Termination Fee claimed by the Company against Premier.

         In July 2001, MediVision increased the amount of its loan commitment by $1,000,000 to $2,500,000.

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

         The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the Company's digital imaging system products. The Company believes there are now over 8,500 fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,200 units per year at an average per unit selling price of approximately $24,000. Of total cameras worldwide, including new and previously-owned, a significant number are suitable to be interfaced with Company digital imaging systems.

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

         Sales, Marketing and Distribution

         The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2001, the Company's sales and marketing organization consisted of a marketing manager located at the Company's headquarters as well as 6 territory sales representatives and 3 product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contract employees to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

         Internationally, the Company utilizes ophthalmic distributors which sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision currently serves as the principal distributor of the Company's products in Europe and certain other international markets.

         To promote sales, the Company prepares brochures, data sheets and application notes on its products, participates in industry trade shows and workshops, and advertises in trade journals, press releases, direct mail solicitations, journal articles, and scientific papers and presentations.

         Manufacturing and Production

         The Company is primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The Company also manufactures its DFI optical head and, in prior years, manufactured the optical head for its Glaucoma-Scope(R) product. Certain components are subcontracted to outside vendors and assembled at OIS. The Company inventories and assembles components in a 10,200 square foot facility located in Sacramento, California. For production of certain components of its products, the Company's manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

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

         In the North American market, in order to ensure quality control and the proper functioning of its products on-site at a doctor's office, the Company generally installs the system and trains the doctor and the doctor's staff. The Company also offers service plans for sale to its customers as a supplement to the original manufacturer's warranties carried on certain of the Company's component parts used in its products.

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

         Research and Development

         The Company's research and development expenditures in the years ended December 31, 2001 and 2000 were approximately $549,000 and $323,000, respectively. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which was undertaken commencing in the last quarter of fiscal 2000.

         PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY

         On June 15, 1993, the Company was issued United States Letters Patent No. 5,220,360 for "Apparatus and Method for Topographical Analysis of the Retina." This patent relates to the Glaucoma-Scope(R) apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings. The Company anticipates aggressively defending this and future patents, if any, although there can be no assurance that any patent will not be circumvented or invalidated.

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

         INSURANCE

         The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of December 31, 2001, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

         EMPLOYEES

         As of December 31, 2001, the Company had 32 employees, of which 29 were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases under a noncancelable triple net lease expiring in May 2004, approximately 10,200 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays minimum monthly lease payments, with respect to these properties, in the aggregate of approximately $7,000. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to significantly renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the year ended December 31, 2001 covered by this Annual Report on Form 10-KSB.

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

         The following table sets forth the high and low prices for the Company's common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                        Year Ended December 31, 2001                Year Ended December 31, 2000
                    --------------------------------------      --------------------------------------
                       High          Low                           High          Low
                        Ask          Bid       Dividend             Ask          Bid       Dividend
                    ------------ ------------ ------------      ------------ ------------ ------------
First Quarter           0.250         0.110         --              1.250         0.375        --
Second Quarter          0.200         0.100         --              0.620         0.200        --
Third Quarter           0.150         0.060         --              0.800         0.406        --
Fourth Quarter          0.130         0.060         --              0.437         0.160        --


         On February 28, 2002, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $0.03 per share and there were approximately 140 shareholders of record.

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

         The Company introduced a new line of digital angiography systems at the 2000 Annual Meeting of the American Academy of Ophthalmology held in Dallas, Texas during the last quarter of 2000 ("2000 AAO Meeting"). These products have received considerable interest and the Company has received significant purchase commitments for these products. Initial commercial deliveries of these products commenced in the first half of 2001. The Company's latest digital angiography system was introduced at the 2001 Annual Meeting of the American Academy of Ophthalmology held in New Orleans, Louisiana and was similarly positively received. Initial commercial delivery of this product commenced during the fourth quarter of 2001. Revenues from the sale of these products, including upgrades, accounted for approximately 75% of the Company's reported revenues for 2001.

         In recent years, the Company expended research and development efforts on product offerings and applications targeting the broader markets of general ophthalmology and optometry. Two such products resulting from these efforts, the DFI and the DSLI, were introduced in the latter half of 1998, with the DFI receiving considerable interest.

         The Company, however, had limited financial and operational resources to meet the demand resulting from the introduction of the DFI. In that regard, during 1999, the Company entered into a manufacturing agreement with Premier whereby Premier began assembling and manufacturing the Company's products, including the DFI and DSLI (the "Manufacturing Agreement"). In addition, the Company agreed with Premier on certain co-marketing and selling arrangements and the two companies began selling their ophthalmic products through a jointly managed EyeSys Vision Group.

         The Company entered into these arrangements in anticipation of the Merger Agreement and consummation of the transactions contemplated thereby.

         As a consequence of the termination of the Merger Agreement and subsequent filing by Premier of a voluntary petition for protection and reorganization under Chapter 11 of the U.S. Bankruptcy Code, the Company rendered as non-effective the Manufacturing Agreement and the co-marketing and selling arrangements then in effect between the companies. The Company resumed manufacture and assembly of its products in its facilities in Sacramento, California commencing toward the end of the second quarter of fiscal 2000 but incurred increased costs and significant delays in production and product deliveries as a result of these failed arrangements.

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

         In July 2000, the Company, Premier and MediVision entered into a series of agreements, discussed in further detail below, the closing of which in August 2000 resulted in, among other things, transfer of majority voting control of the Company from Premier to MediVision, conversion to shares of the Company's common stock of the debt owed to Premier and capital commitments to the Company by MediVision of $1,500,000, which amount was increased by $1,000,000 to $2,500,000 in July 2001.

         The  Company's   results  for  2001  reflect  the  positive  impact  of
redirecting its resources and efforts to the core disciplines of marketing, selling and operations.

         The Company's results of operations have historically fluctuated from quarter to quarter and from year to year and management anticipates that such fluctuations will continue in the future. Prior to 2001, the Company had experienced operating losses for each fiscal year since its initial public offering in 1992. At December 31, 2001, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by approximately $1,600,000. The Company continues to experience cash flow deficits and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

         Results of Operations

         In December 2000, the Company's Board of Directors approved the change of its year end from a fiscal year ending on August 31st to a calendar year ending on December 31st. This change in the Company's fiscal year end gave rise to a four-month transition period ended December 31, 2000. The financial statements for the four-month period ended December 31, 2000 were audited by the Company's independent auditors and are included in the Company's report on Form 10-KSB/A for the four-month transition period ended December 31, 2000, filed on May 18, 2001. Where indicated below, certain of the selected financial data has not been audited but is included for comparative presentation.

         Selected Financial Data

                                                                            FOUR MONTHS ENDED
                                         YEARS ENDED DECEMBER 31,               DECEMBER 31,                YEARS ENDED AUGUST 31,
                                        --------------------------      ---------------------------       --------------------------
                                            2001          2000               2000           1999             2000          1999
                                        --------------------------      ---------------------------       --------------------------
                                                      (unaudited)                       (unaudited)
STATEMENT OF OPERATIONS DATA:
-----------------------------
Net revenues                           $ 6,512,176     $ 4,069,441      $ 1,180,642     $ 1,660,300     $ 4,571,182    $ 6,243,305

Cost of sales                            2,619,758       2,742,240        1,324,118       1,215,698       2,633,600      3,892,243
                                       ----------------------------     ----------------------------    ---------------------------
    Gross profit (loss)                  3,892,418       1,327,201         (143,476)        444,602       1,937,582      2,351,062
                                       ----------------------------     ----------------------------    ---------------------------
Operating expenses:
  Sales, marketing, general and
  administrative                         3,185,923       2,792,794        1,115,403         962,913       2,662,607      2,868,089
  Research and development                 549,419         322,927          155,874         156,400         323,454        895,605

                                       ----------------------------     ----------------------------    ---------------------------
    Total operating expense              3,735,342       3,115,721        1,271,277       1,119,313       2,986,061      3,763,694

                                       ----------------------------     ----------------------------    ---------------------------
Income (loss) from operations              157,076      (1,788,520)      (1,414,753)       (674,711)     (1,048,479)    (1,412,632)

Other expense, net                        (273,384)       (185,963)         (51,003)        (50,961)       (185,920)      (180,208)

                                       ----------------------------     ----------------------------    ---------------------------
Net loss before extraordinary item        (116,308)     (1,974,483)      (1,465,756)       (725,672)     (1,234,399)    (1,592,840)

Extraordinary item                         188,762          62,836                -               -          62,836        350,000

                                       ----------------------------     ----------------------------    ---------------------------
Net income (loss)                      $    72,454     $(1,911,647)     $(1,465,756)    $  (725,672)    $(1,171,563)   $(1,242,840)
                                       ===========================      ===========================     ==========================

Basic earnings (loss) per share        $       .01     $      (.40)     $      (.18)    $      (.17)    $      (.26)   $      (.30)
                                       ===========================      ===========================     ==========================

Shares used in the calculation of
  net earnings (loss) per share          8,138,305       4,763,707        8,138,305       4,272,461       4,430,413      4,155,428
                                       ===========================      ===========================     ==========================

STATEMENT OF CASH FLOWS DATA:
-----------------------------

Net cash used in operating             $  (349,371)    $(1,163,554)     $(1,026,156)    $   (39,222)    $(1,491,246)   $  (215,532)
  activities
Net cash used in investing                 (97,017)        (31,378)         (57,359)         (7,293)        (13,944)       (27,974)
  activities
Net cash provided by (used in)
  financing activities                     481,740       1,018,920          864,129          81,094       1,583,143        (92,673)

                                       ----------------------------     ----------------------------    ---------------------------
Net increase (decrease) in cash
  and cash equivalents                 $    35,352     $  (176,012)     $  (219,386)    $    34,579     $    77,953    $  (336,179)
                                       ===========================      ===========================     ==========================


   Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         Revenues

         The Company's revenues for the year ended December 31, 2001 were $6,512,176 representing an increase of approximately 60% from revenues of $4,069,441 for the year ended December 31, 2000. The increased revenue levels for 2001 include revenues from initial deliveries of the Company's newest digital angiography systems, including the WinStation 1400 and WinStation 5000. Sales of these products, including upgrades, accounted for approximately

75% of the Company's total revenues for the 2001. The reduced revenue levels during the 2000 period reflect the adverse impact of a number of factors discussed in further detail below.

         Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 6% and 16% of revenues during 2001 and 2000, respectively.

         Gross Margins

         Gross margins were approximately 60% during fiscal 2001 versus approximately 33% for fiscal 2000. The fiscal 2001 gross margin percentage reflects the impact of sales of higher margin products as well as economies of scale associated with fixed and semi-variable overhead cost absorption over increased revenue levels. The 2000 gross margin percentage reflects the adverse impact of approximately $440,000 related to the charge off of potential excess and/or obsolete inventory and nonrecurring warranty related reserves. Pursuant to the Closing of the transactions with MediVision, the Company has, with support from MediVision, undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

         Sales, Marketing, General and Administrative Expenses

         Sales, marketing, general and administrative expenses accounted for approximately 49% of total revenues during fiscal 2001 as compared with approximately 69% during fiscal 2000. Expense levels increased to $3,185,923 during fiscal 2001, representing an increase of approximately 14% compared to expenses of $2,792,794 in 2000. The fiscal 2001 third quarter amount is net of a non-recurring adjustment to reverse a previously accrued liability, absent of which adjustment actual expense levels for the period would have increased by approximately 8% over expense levels for the third quarter of fiscal 2000. Primary contributing factors to the increased expenses were professional, administrative and other costs in connection with or as a consequence of the transactions with MediVision as well as increased commissions and other expenses associated with significantly increased revenue levels during 2001 versus 2000. These costs more than offset the impact of a non-recurring adjustment to reverse a previously accrued liability during the third quarter of 2001. Subsequent to the Closing of the transactions with MediVision, the Company hired, among others, a Director of Operations and certain sales and related support managers and has undertaken recruitment efforts for management and other personnel in this and other areas.

         Research and Development Expenses

         Research and development expenses increased by approximately 70% to $549,419 during 2001 from $322,927 during 2000. Such expenses accounted for approximately 8% of revenues during both years. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been undertaken commencing in the last quarter of fiscal 2000.

         Other Income (Expense)

         Other expense was $273,384 during 2001 compared to $185,963 during 2000. These amounts were comprised principally of interest expense associated with net borrowings from MediVision and Premier during fiscal 2001 and 2000, respectively, interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products and interest expense in connection with a stock appreciation right granted to the Company's bank discussed in further detail below. Interest income in both periods was insignificant.

         Net Income (Loss)

         The Company reported net income of $72,454, or $0.01 per share, during 2001, compared to a net loss of $1,911,647, or $0.40 per share, during 2000. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         The 2001 amounts include an extraordinary gain recorded during the first quarter of $188,762, or $0.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted to the Company's bank discussed in further detail in Note 12 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB.

         The 2000 amounts include an extraordinary gain recorded during the third quarter of $62,836, or $0.01 per share, comprised principally of the write-off of the recorded amount of debt owed to Premier in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock in connection with the Closing in August 2000 of the transaction by and among the Company, Premier and MediVision, and, to a lesser extent, the impact of an insurance claim settlement during fiscal 2000 (see Note 12 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         The results of operations for 2001 reflect the positive impact of redirecting the Company's attention and resources to core marketing, selling and corporate operations issues, and it marks the Company's first year of profitability since its initial public offering. Initial sales of the Company's newest digital angiography products contributed significantly to these results and the Company is hopeful that these products will contribute substantial future revenues. There can be no assurance, however, that there will be market acceptance of these products or that any market acceptance will result in significant future unit sales or revenue contribution. The 2000 figures reflect the adverse impact on revenues and corporate operations attributable to diversion of substantial Company resources and management's attention to acquisition, reorganization, integration and related matters during the period preceding and immediately following the Closing of the transactions with MediVision.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $2,000,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period (see
Note 11 of  Notes  to  Financial  Statements  included  in  Item 7 of this  Form
10-KSB).

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 12% and 18% of the Company's net sales for 2001 and 2000, respectively.

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

         Comparison of Four-Month Period Ended December 31, 2000 to Four-Month Period Ended December 31, 1999

         Revenues

         The Company's revenues for the 4-month period ended December 31, 2000 were $1,180,642, representing a decrease of approximately 29% from revenues of $1,660,300 for the 4-month period ended December 31, 1999. The reduced revenue levels during the 2000 period reflect the adverse impact of a number of factors, including diversion of substantial Company efforts and resources to acquisition, reorganization and integration matters in connection with the Closing of the transactions with MediVision, as well as continued delays in delivery of certain of the Company's products associated with resumption of manufacture and assembly efforts in Sacramento, California following termination during 2000 of the Manufacturing Agreement with Premier. Another contributing factor to the reduced revenue levels during the 2000 period was the continued diversion of significant resources and management efforts to the negotiation of the failed Stock Purchase and Merger Agreements with Premier over the past two years. A reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection further adversely impacted revenues for the 2000 period. Lastly, the resignation during fiscal 2000 of certain of the Company's sales, marketing and executive management personnel adversely effected the Company's ability to market its products (reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations).

         Revenues from sales of the Company's DFI and DSLI low-cost, lower-margin digital imaging products accounted for approximately 32% of the Company's revenues during the 4-month period ended December 31, 2000 versus approximately 25% of the Company's revenues during the comparable 1999 period. Unit sales of these products to date, and corresponding revenues, have been below management's initial expectations for a variety of reasons, including certain delays inherent in the launch of new technology-based products.

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

         Other Income (Expense)

         Other expense was $51,003 during the 4-month period ended December 31, 2000 versus $50,961 during the comparable period of 1999. These amounts were comprised principally of interest expense associated with borrowings from MediVision and Premier during 2000 and 1999, respectively, as well as interest expense during both periods in connection with a stock appreciation right granted to the Company's bank. Interest income in both periods was insignificant.

         Net Loss

         The Company incurred a net loss of $1,465,756, or $0.18 per share, during the 4-month period ended December 31, 2000 compared to a net loss of $725,672, or $.17 per share, during the 4-month period ended December 31, 1999. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128.

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

         Following the Closing of the transactions with MediVision, the Company redirected its attention and resources to core marketing, selling and corporate operations issues. As a direct result of these efforts, the Company introduced at the 2000 AAO Meeting its WinStation 1400 and WinStation 3000 digital imaging systems, both of which offered significantly higher resolution than the Company's then-existing line of digital imaging products. At the meeting, the Company received a number of purchase commitments for its products, including its WinStation 1400 and WinStation 3000 systems. The market's initial reception to these new products has been positive and the Company is hopeful that these products will contribute substantial future revenues. There can be no assurance, however, that there will be market acceptance of these products or that any market acceptance will result in significant future unit sales or revenue contribution.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount was estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1,700,000 at December 31, 2000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 15% and 17% of the Company's net sales for the 4-month periods ended December 31, 000 and 1999, respectively.

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

         Comparison of Year Ended August 30, 2000 to Year Ended August 30, 1999

         Revenues

         The Company's fiscal 2000 revenues were $4,571,182, representing a decrease of approximately 27% from revenues of $6,243,305 in fiscal 1999. A number of factors contributed to the significantly reduced revenue levels during fiscal 2000, including: (i) delays in delivery of the Company's products associated with the outsourcing of the manufacture and assembly of the Company's products during the first six months of the year under the Manufacturing Agreement with Premier as well as the disruptive impact on production efforts during the third quarter resulting from the termination of the Manufacturing Agreement; (ii) management's efforts being directed to the negotiation of the failed Merger Agreement with Premier as well as subsequent acquisition matters during the period and less time devoted to the generation of sales; and (iii) a reduction in the Company's new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection. In addition, certain of the Company's sales, marketing and executive management personnel resigned their positions during 2000. While certain of the executive management personnel continued to work with, and provide consulting services for, the Company as independent contractors, these resignations resulted in reduced selling resources during the year. Reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations. Lastly, the fiscal 2000 revenue levels were negatively affected by the allocation of the Company's reduced selling resources away from its core WinStation products. Some selling resources were allocated during the period to EyeSys products in support of terminated co-marketing and co-selling arrangements with Premier. Higher concentrations of available selling resources were also allocated to the Company's DFI and DSLI products during the year. Revenues from sales of these low-cost digital imaging products accounted for approximately 14% of the Company's fiscal 2000 revenues versus approximately 3% of the Company's 1999 revenues. Unit sales of these products to date, and corresponding revenues, have been below management's initial expectations for a variety of reasons, including those noted above as well as certain delays inherent in the launch of new technology-based products.

         Gross Margins

         Gross margins were approximately 42% in fiscal 2000 as compared to approximately 38% in fiscal 1999. The 1999 gross margin percentage reflects the impact of a one time adjustment during the last quarter of the year to reduce the carrying value of certain potential excess and obsolete inventory, which more than offset the impact on the fiscal 2000 gross margin percentage of fixed costs absorption over substantially lower revenue levels during fiscal 2000 versus 1999. The Company also expended considerable resources during both fiscal 2000 and 1999 in connection with the outsourcing arrangements under the terminated Manufacturing Agreement, including efforts to resume manufacture and assembly of its products in its facilities in Sacramento, California commencing at the end of the second quarter of 2000. Costs associated with these efforts, together with delays in the timely delivery of certain of its products under and subsequent to termination of the Manufacturing Agreement also have adversely impacted gross margins during both periods.

         Sales, Marketing, General and Administrative Expenses

         Sales and marketing and general and administrative expenses accounted for approximately 58% of revenues for the fiscal year ended August 31, 2000 as compared to approximately 46% for the previous fiscal year. Expenses were $2,662,607 in fiscal 2000 as compared to $2,868,089 in fiscal 1999, representing a decrease of approximately 7%. The principal contributing factors to the decreased expenses in fiscal 2000 were lower costs associated with significantly reduced revenue levels and the impact of resignations during the year of certain sales, marketing and executive management personnel discussed previously. Subsequent to the Closing of the transactions with MediVision, the Company has hired a Director of Operations and had undertaken recruitment efforts for management and other personnel in this and other areas.

         Research and Development Expenses

         Research and development expenses decreased by approximately 64% to $323,454, or approximately 7% of revenues in fiscal 2000 from $895,605, or approximately 14% of revenues in fiscal 1999. While the Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products, the extent and focus of future research and development efforts would depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

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

         Net Loss

         The Company incurred a net loss of $1,171,563, or $0.26 per share, during fiscal 2000 compared to a net loss of $1,242,840, or $.30 per share, during fiscal 1999. The 2000 figures include an extraordinary gain of $62,836, or $0.01 per share, resulting principally from the write-off of the recorded amount of the Premier debt in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock previously discussed. The 1999 figures include an extraordinary gain of $350,000, or $.08 per share, resulting from the negotiated reduction of certain professional fees and expenses previously recorded in connection with the terminated Stock Purchase Agreement with Premier. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128.

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

         At the 2000 AAO Meeting, however, the Company received a number of purchase commitments for its products, including its WinStation 1400 and WinStation 3000, both introduced at the meeting.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount was estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $1,500,000 at August 31, 2000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

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

         Liquidity and Capital Resources

         The Company's operating activities used cash of $1,491,246 in the year ended August 31, 2000 as compared to $215,532 in the year ended August 31, 1999. The cash used in operations during fiscal 2000 was expended principally to fund the net loss during the year. Additional uses of cash included payments to certain raw materials, component and other vendors and accelerated purchasing activity resulting in increased inventory levels in connection with the resumption of manufacturing and assembly operations in Sacramento after the terminated Manufacturing Agreement with Premier. The cash used in operations during fiscal 1999 was expended principally to fund the net loss during the year, but was substantially offset by the reduction in inventory levels resulting as a consequence of the Manufacturing Agreement as well as a significant increase in customer deposits.

         The Company's operating activities used cash of $1,026,156 in the 4-month period ended December 31, 2000 as compared to $39,222 in the comparable period of 1999. The cash used in operations during the 2000 4-month period was expended principally to fund the net loss during the period. This amount was partially offset principally by increases in certain reserve levels, including increased accrued liabilities resulting from nonrecurring warranty related charges, and reduced inventory levels resulting from the charge off of potential excess and/or obsolete inventory. The cash used operations during the 4-month period ended December 31, 1999 was expended principally to fund the loss during the period. This amount was substantially offset by principally customer deposits from orders generated at and shortly after the 1999 Annual Meeting of the American Academy of Ophthalmology and increased accounts payable and accrued liability levels.

         The Company's operating activities used cash of $349,371 during 2001 as compared to $1,163,554 during 2000. The cash used in operations during 2001 was partially to fund the loss before extraordinary item. In addition, the Company recognized significant sales during the latter portion of the fourth quarter, resulting in increased accounts receivable balances as well as reduced customer deposit levels at the end of the year. The impact of these factors was only partially offset by a net increase in the aggregate of accounts payable and accrued liabilities during the period. The cash used in operations during 2000 was principally to fund the loss before extraordinary item, the impact of which was partially offset by the net effect of a number of factors, including increased payable amounts associated with the procurement of inventory, including inventory purchased from Premier by MediVision on behalf of the Company, as well as collection of accounts receivable during the period, which amounts were only partially offset by reduced levels of accrued liabilities and customer deposits.

         Net cash used in investing activities was $13,994 during the year ended August 31, 2000 as compared to $27,974 during the year ended August 31, 1999.

         Net cash used in investing activities was $57,359 during the 4-month period ended December 31, 2000 as compared to $7,293 during the comparable period of 1999.

         Net cash used in investing activities was $97,017 during 2001 versus $31,378 during 2000. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

         The Company generated cash of $1,583,193 in financing activities during fiscal 2000 as compared to using cash of $92,673 during 1999. The principal sources of cash from financing activities during 2000 were borrowings under the Short-Term Note and the Working Capital Note, discussed in further detail below, and increased advances from Premier in connection with inventory purchases under the Manufacturing Agreement. To a lesser extent, the Company also generated cash from the exercise of stock options by the Exercising Directors during the period as well as the purchase by Premier of shares of the Company's Series B Preferred Stock. The principal use of cash in financing activities during 1999 was the net repayment of borrowings under a credit agreement then in effect with the Company's bank, which credit agreement was subsequently terminated during the year ended August 31, 2000

         The Company generated cash of $864,129 in financing activities during the 4-month period ended December 31, 2000 as compared to $81,094 during the comparable period of 1999. The principal sources of cash from financing activities during the 2000 period were borrowings under the Working Capital Note, discussed in further detail below and in Note 6 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB. The cash generated from financing activities during the 4-month period ended December 31, 1999 resulted from the exercise of stock options by the Exercising Directors during the period as well as an increase in the amount of borrowings under the credit facility with the Company's bank discussed above. In addition, pursuant to certain stock purchase agreements with respect to the Company's Series B Preferred Stock, Premier purchased 150 shares of the Company's Series B Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of a portion of the Company's debt in the aggregate amount of $3,750.

         The Company generated cash of $481,740 in financing activities during 2001 as compared to $1,018,920 during 2000. The cash provided by financing activities during both years was principally from increased borrowings under existing arrangements with MediVision, which amounts in 2000 were partially offset by certain repayments of debt owed to Premier and, to a lesser extent, net repayment of borrowings under a credit facility. Principal payments on notes payable other than to significant shareholders in both years was minimal.

            As discussed further above and in and Note 6 of the Notes to Financial Statements included in Item 7 of this Form 10-KSB, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note") and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At December 31, 2001, the Company had recorded approximately $295,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

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

         At  December  31,  2001,  the  Company  had  recorded,   in  aggregate,
approximately $2,298,000 in principal and interest outstanding under the Working Capital Note and Amendment Note.

         At December 31, 2001, the Company had recorded approximately $2,248,000 in aggregate debt owed to MediVision, which amount is net of approximately $345,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

         On December 31, 2001, the Company's cash and cash equivalents were $71,926. Management anticipates that additional sources of capital beyond those currently available to the Company will may required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs. Additionally, such delays could prompt customers to request return deposits which would further adversely impact the Company's cash position.

         The foregoing notwithstanding, Company's relationship with MediVision, will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve sustained profitable operations, particularly in light of the agreement between MediVision and Agfa-Gevaert N.V. entered into during the fourth quarter of 2001. Pursuant to the agreement, Agfa acquired a minority interest in MediVision and is to invest in MediVision up to Euro 3.9 million, Euro 1.1 million of which was provided in connection with the closing in October 2001. Under the terms of the Agreement, among other things, Agfa and MediVision will jointly develop, promote and market a combined, Integrated Digital Ophthalmology Picture Archive & Communication System, the first such system to be introduced in the ophthalmic imaging field. The Company anticipates actively supporting MediVision in these efforts.

         The Company's relationship with MediVision provides OIS access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has implemented certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision are continuing collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

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

ITEM 7.  FINANCIAL STATEMENTS.

         The Company's financial statements for the year ended December 31, 2001 are attached hereto.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a)  Directors and Executive Officers

     The following is a list of the names and ages of the Company's directors and executive officers on December 31, 2001:

Name                       Age                Position
--------------------------------------------------------------------------------
Noam Allon                 42                 Director
Gil Allon                  40                 Director, Chief Executive Officer
Ariel Shenhar              36                 Director
Jonathan Adereth           54                 Director, Chairman of the Board
Alon Harris, Ph.D.         42                 Director

     Noam Allon has served as a member of the Company's Board of Directors since the Closing of the transactions with MediVision in August 2000. Mr. Allon has also served as the President, Chief Executive Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon also currently serves as the President, Chief Executive Officer and a member of the Board of Directors of MediVision's subsidiaries: Camvision, Laservision and MediVision France. From 1992 to 1993, Mr. Allon served as Vice President of Marketing and Sales of Fidelity Medical (Israel) Ltd., an Israeli corporation engaged in digital x-ray imaging and archiving systems. Mr. Allon received his B.Sc. in Computer Science with distinction from the Technion Israel Institute of Technology in Haifa, Israel in May 1986.

     Gil Allon has served as a member of the Company's Board of Directors since the Closing of the transactions with MediVision in August 2000 and has served as the Company's Chief Executive Officer since January 2002. Prior to joining the Company as an employee in January 2002, Mr. Allon acted in the capacity of the Company's Chief Executive Officer since August 2000. Mr. Allon is also a member of the Compensation and Nomination Committees of the Company's Board of Directors. Mr. Allon has also served as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon also currently serves as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision's subsidiaries: Camvision and Laservision. From 1990 to 1993, Mr. Allon served as General Manager of Guy Systems, an Israeli corporation engaged in the analysis and development of information systems and general software. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

     Ariel Shenhar has served as a member of the Company's Board of Directors since the Closing of the transactions with MediVision in August 2000. Mr. Shenhar is also a member of the Audit Committee of the Company's Board of Directors. Mr. Shenhar has also served as a member of the Board of Directors of MediVision since August 1994 and as its Vice President and Chief Financial Officer since January 1997. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski &Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. From 1991 to 1994, Mr. Shenhar served as Export and Marketing Manager and a member of the Board of Directors at Anispor International Trading Ltd., an Israeli corporation engaged in the export of products, systems and turnkey projects in the healthcare, agriculture and police equipment fields. From 1993 to 1994, Mr. Shenhar also served as a member of the Board of Directors of Barton Planning & Manufacturing Ltd., an Israeli corporation engaged in ironwork and machinery. Mr. Shenhar received his B.A. in Economics and Accounting and his M.B.A. in Finance from the Hebrew University in Jerusalem, Israel and June 1992 and June 1999, respectively, and has been a Certified Public Accountant since January 1997.

     Jonathan Adereth has served as Chairman of the Company's Board of Directors since the Closing of the transactions with MediVision in August 2000. Mr.
Adereth is also Chairman of each of the Audit, Compensation and Nomination Committees of the Company's Board of Directors. Mr. Adereth has also served as a member of the Board of Directors of MediVision since July 1, 1999. Mr. Adereth currently serves also as Chairman of the Board of Directors of Carmel Biosensors Ltd., an Israeli corporation engaged in the business of medical devices. In addition, Mr. Adereth is a director of Magna Lab Inc., a U.S. corporation engaged in medical imaging. From 1994 to 1998, Mr. Adereth served as President and CEO and as a member of the Board of Directors of Elscint Ltd., one of Israel's largest medical equipment companies engaged in the development, manufacturing and marketing of medical imaging products such as CT scanners, MRI systems and gamma cameras. Prior thereto Mr. Adereth served as a senior officer of Elscint Ltd. in various positions and capacities, including as Senior Vice President of Sales and Marketing in 1994 and as Vice President of Sales, from 1986 to 1993. Mr. Adereth received his B.Sc. in Physics from the Technion Israel Institute of Technology in Haifa, Israel in May 1973.

     Alon Harris has served as a member of the Company's Board of Directors since November 2001. Professor Harris has been Director of the Glaucoma Research and Diagnostic Center (the "Center") in the Department of Ophthalmology at the Indiana University School of Medicine ("Indiana") since 1993. The Center, founded by Professor Harris, specializes in investigation of ocular blood flow and its relationship to eye diseases such as glaucoma, age-related macular degeneration and diabetic retinopathy. He has been the Letzter Professor of Ophthalmology at Indiana since 2000 and has been a Professor of Ophthalmology and Physiology and Biophysics at Indiana since 1999. Professor Harris is the 1995 recipient of the Research to Prevent Blindness International Scholar Award and holds the Letzter Endowed Chair of Ophthalmology.

     There are no family relationships among any of the persons listed above except that Noam Allon and Gil Allon are brothers.

     (b)  Section 16 (a) Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

     The Company believes that during the year ended December 31, 2001, its acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements, except that directors Noam Allon, Gil Allon, Ariel Shenhar Jonathan Adereth and Alon Harris were late in filing reports concerning the grant to them of options to purchase 150,000, 250,000, 150,000, 150,000 and 20,000 shares of the Company's common stock, respectively.

ITEM 10. EXECUTIVE COMPENSATION.

     (a)  Summary Executive Compensation Table

          None. During the year ended December 31, 2001, no executive officers were employed by the Company.

     (b)  Summary Option Grants

          None. During the year ended December 31, 2001, no executive officers were employed by the Company.

     (c)  Aggregated Option Exercises and Fiscal Year End Values

          None. During the year ended December 31, 2001, no executive officers were employed by the Company.

     (d)  Compensation of Directors

     Throughout the fiscal year ended December 31 2001, Gil Allon provided executive management services to the Company, including acting in the capacity of its Chief Executive Officer. These services were performed pursuant to arrangement between the Company and MediVision, of which Mr. Allon was an executive officer. In January 2002, Mr. Allon terminated his employment with MediVision and became an employee of the Company, currently serving as its Chief Executive Officer. In consideration for the executive management services rendered by Mr. Allon to the Company during the year ended December 31, 2001, the Company incurred charges in the amount of approximately $140,000. Payments to and on behalf of Mr. Allon for his services to the Company were generally made directly by MediVision and charged to the Company, substantially all of which charges have been included in the amount reported as outstanding at December 31, 2001 under the Working Capital Note and Amendment Note discussed in further detail in Management's Discussion and Analysis or Plan of Operation included in Item 6 of this Report on Form 10-KSB and Note 6 of the Notes to Financial Statements included in Item 7 of this Report on Form 10-KSB.

     The terms of Mr. Allon's employment with the Company are the subject of current negotiations between the parties and have not yet been finalized.

     In addition, Jonathan Adereth provides certain consulting services to the Company. For services rendered during the year ended December 31, 2001, Mr. Adereth earned consulting fees of approximately $23,000, plus expenses, of which approximately $3,500 remained accrued but unpaid as of December 31, 2001.

     Furthermore, in September 2001, the directors were granted options to purchase an aggregate of 700,000 shares of the Company's common stock pursuant to the Company's 2000 Stock Option Plan at a per share exercise price of $0.41, which price was the closing price of the Company's common stock on the date that the 2000 Stock Option Plan was approved by the Company's Board of Directors and which price exceeded the closing price of the Company's stock on the date of grant.

     Pursuant to a letter agreement executed on October 24, 2001, between Alon Harris and the Company, the Company has agreed to the following in connection with his service as a director: (i) to grant to Dr. Harris options to purchase up to 20,000 shares of the Company's common stock, at a per share exercise price not less that fair market value on the date of the grant, (ii) to pay to Dr. Harris, in four equal quarterly installments, an annual retainer in the aggregate amount of $4,000, (iii) to pay to Dr. Harris a per meeting fee of $500 for attending non-telephonic meetings of the Board, (iv) to pay to Dr. Harris an hourly fee of $100 for attending telephonic meetings of the Board, and (v) to reimburse Dr. Harris for reasonable expenses incurred in connection with his services as a director. No payments were made pursuant to the foregoing during the year ended December 31, 2001 and the referenced options were granted in January 2002 at a per share exercise price of $0.10, which price exceeded the closing price of the Company's stock on the date of grant.

     No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, no director has been paid any compensation by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 28, 2002, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officer as a group.


Name and Address of Beneficial Owner       Amount and Nature of Beneficial Owner         Percent of Class
------------------------------------       -------------------------------------         ----------------
MediVision Medical Imaging Ltd.                5,964,635 (1)                                   73.3%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

Gil Allon                                        125,000 (2)                                    1.5%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Noam Allon                                        75,000 (3)                                    0.9%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Ariel Shenhar                                     75,000 (3)                                    0.9%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Jonathan Adereth                                  75,000 (3)                                    0.9%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Alon Harris, Ph.D.                                    --                                         --
221 Lathrop Way, Suite I
Sacramento, CA 95815

Directors and Officers as a group                350,000 (4)                                    4.1%
(total of 5 persons)


____________________________________

(1)  As indicated in a Schedule 13D filed by MediVision on September 12, 2000.
(2) Include 125,000 shares subject to stock options exercisable with 60 days from February 28, 2002.
(3) Include 75,000 shares subject to stock options exercisable with 60 days from February 28, 2002.
(4) Include 350,000 shares subject to stock options exercisable with 60 days from February 28, 2002.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits


Exhibit                                                                                    Footnote
Number   Description of Exhibit                                                            Reference
------   ----------------------                                                            ---------
2.1       Stock Purchase Agreement, dated as of February 25, 1998, by and between the          (13)
          Company and Premier.

2.2       Agreement and Plan of Reorganization By and Among Premier, Ophthalmic                (18)
          Acquisition Corporation and the Company, dated as of October 21, 1999.

2.3       Series B Preferred Stock Purchase Agreement dated as of October 21, 1999 by          (19)
          and among the Company and Premier.

2.4       Agreement dated as of October 21, 1999 by and among the Company, Premier,            (20)
          Walt Williams, Daniel S. Durrie and Randall C. Fowler.

2.5       Securities Purchase Agreement dated as of July 13, 2000, by and among the            (24)
          Company, Premier and MediVision.

3.1       Articles of Incorporation of the Company, as amended.                                 *

3.2       Amendment to Articles of Incorporation (Certificate of Determination of              (11)
          Preferences of Series A Junior Participating Preferred Stock of the Company).

3.3       Amendment to Articles of Incorporation (Certificate of Determination of              (21)
          Preferences of Series B Preferred Stock of the Company).

3.4       Amended Bylaws of the Company.                                                        *

3.5       Amendment to Amended Bylaws of the Company dated January 28, 1998.                   (16)

4.1       Specimen of Stock Certificate                                                         *

4.2       Rights Agreement, dated as of December 31, 1997, between the Company and             (10)
          American Securities Transfer, Inc., including form of Rights Certificate attached thereto.

4.3       Amendment to Rights Agreement, dated as of February 25, 1998, between the            (14)
          Company and American Securities Transfer, Inc.

4.4       Second Amendment to Rights Agreement, effective as of October 20, 1999,              (22)
          between the Company and American Securities Transfer, Inc.

10.1      Lease Agreement, dated as of April 21, 2001, between the Company and                 (27)
          Jackson-Jahn, Inc.



10.2      Confidentiality Agreement, dated March 27, 1992 between the Company and               *
          Steven R. Verdooner.

10.3      Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus            *
          and Method for Topographical Analysis of the Retina to the Company by Steven
          R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel
          5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark
          Office).

10.4      Form of International Distribution Agreement used by the Company and sample           *
          form of End User Software License Agreement.

10.5      Original Equipment  Manufacturer  Agreement, dated April 1, 1991, between the         *
          Company and SONY Medical Electronics, a division of SONY Corporation of
          America.

10.6      Original Equipment Manufacturer/Value Added Reseller Agreement, dated May 7,          *
          1991, between the Company and Eastman Kodak Company.

10.7      The Company's 1992 Nonstatutory Stock Option Plan and sample form of                  *+
          Nonstatutory Stock Option Agreement.

10.8      Cross-Indemnification Agreement, dated February 14, 1991, among Dennis Makes,         *
          Steven Verdooner and Richard Wullaert.

10.9      Key Man Life Insurance Policies in the amount of $1,000,000 for each of               *
          Dennis J. Makes and Steven R. Verdooner, with the Company as the named beneficiary.

10.10     Stock Option Plan                                                                    (1)+

10.11     Rental Agreement dated May 1, 1994 by and between the Company and Robert J.          (2)
          Rossetti.

10.12     Security and Loan Agreement (with Credit Terms and Conditions) dated April           (3)
          12, 1995  by and between the Company and Imperial Bank.

10.13     General Security Agreement dated April 12, 1995 by and between the Company           (3)
          and Imperial Bank.

10.14     Warrant dated November 1, 1995 issued by the Company to Imperial Bank to             (4)
          purchase 67,500 shares of common stock.

10.15     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (4)
          November 1, 1995.

10.16     Registration Rights Agreement dated November 1, 1995 between the Company and         (4)
          Imperial Bank.

10.17     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (6)
          April 4, 1996.



10.18     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (7)
          July 12, 1996.

10.19     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (7)
          November 21, 1996.

10.20     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (8)
          June 3, 1997.

10.21     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (9)
          August 28, 1997.

10.22     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (9)
          October 24, 1997.

10.23     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (9)
          November 3, 1997.

10.24     Amended Loan and Security Agreement (with Credit Terms and Conditions) dated         (9)
          November  21, 1997.

10.25     Agreement of Purchase of Receivable (Full Recourse) dated November 18, 1997          (9)
          between the Company and Imperial Bank.

10.26     Agreement of Purchase of Receivable dated July 13, 1999 between the Company          (23)
          and Imperial Bank.

10.27     The Company's 1995 Nonstatutory Stock Option Plan and sample form of                 (5)+
          Nonstatutory Stock Option Agreement.

10.28     The Company's 1997 Nonstatutory Stock Option Plan and sample form of                 (12)+
          Nonstatutory Stock Option Agreement.

10.29     Promissory Note dated April 30, 1998 from the Company to Premier Laser               (15)
          Systems, Inc. in the maximum amount of $500,000 due in full upon the earlier of (i) written demand by Premier or (ii) April 30, 1999.

10.30     Security Agreement dated April 30, 1998 by and between the Company and               (15)
          Premier Laser Systems, Inc.

10.31     Form of Indemnification Agreement between the Company and each of its                (16)
          directors, officers and certain key employees.

10.32     Manufacturing Agreement dated March 7, 1999 between the Company and Premier.         (17)

10.33     Working Capital Funding Agreement dated as of July 13, 2000 by and  between          (24)
          MediVision and the Company.

10.34     Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001        (26)
          by and  between MediVision and the Company.

10.35     Loan and Security Agreement dated as of July 13, 2000 by and between                 (24)
          MediVision and the Company.



10.36     Put and Call Agreement dated as of August 2000 by and  between MediVision and        (24)
          the Company.

10.37     Registration Rights Agreement dated as of August 2000 by and between                 (24)
          MediVision and the Company.

10.38     Secured Convertible Working Capital Note dated August 2000 from the Company          (24)
          to MediVision in the principal amount of $260,000.

10.39     Secured Promissory Note dated July 21, 2000 from the Company to MediVision in        (24)
          the principal amount of $1,500,000.

10.40     Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and        (26)
          between MediVision and the Company in the principal amount of $1,000,000

10.41     Cooperation and Project Funding Agreement dated January 21, 2001, among              (25)
          Israel- United States Binational Industrial Research and Development
          Foundation, MediVision and the Company.

10.42     2000 Stock Option Plan.                                                              (27)+

11.1      Computation of net loss per share.                                                   (27)

23.1      Consent of Perry-Smith & Company LLP, Independent Auditors.                          (27)

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

(24)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, filed on December 13, 2000.


(25)      Incorporated by reference to the Company's Annual Report on Form 10-KSB for the transition period from September 1, 2000 to December 31, 2000, filed on
          March 29, 2001.

(26) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001.

(27)     Filed herewith.

  +      Management contract or compensatory plan or arrangement.


     B.   Reports on Form 8-K.

          None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OPHTHALMIC IMAGING SYSTEMS
                                                  Company

                                          By: /s/ Gil Allon
                                              ----------------------------------
                                                  Gil Allon
                                                  Chief Executive Officer, Chief
                                                  Financial Officer (Principal
                                                  Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Noam Allon
-----------------------------        Director                  March 26, 2002
Noam Allon


/s/ Gil Allon
-----------------------------        Director                  March 26, 2002
Gil Allon


/s/ Ariel Shenhar
-----------------------------        Director                  March 26, 2002
Ariel Shenhar


/s/ Jonathan Adereth
-----------------------------        Director                  March 26, 2002
Jonathan Adereth


/s/ Alon Harris
-----------------------------        Director                  March 26, 2002
Alon Harris

                           OPHTHALMIC IMAGING SYSTEMS

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2001,

                  THE FOUR-MONTH PERIOD ENDED DECEMBER 31, 2000

                       AND THE YEAR ENDED AUGUST 31, 2000


                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

     We have audited the accompanying balance sheets of Ophthalmic Imaging Systems as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended
August 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the year ended December 31, 2001, the four months ended December 31, 2000 and the year ended August 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     As more fully described in Note 11 to the financial statements, the Company has evaluated its exposure for the collection of taxes on sales to customers located in other states. Management believes that the probability of assessment by state tax authorities is remote and accordingly, a liability has not been recorded in the accompanying financial statements.

February 19, 2002

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                           DECEMBER 31, 2001 AND 2000

                                                     2001           2000
                                                     ----           ----

                                 ASSETS

Current assets:
  Cash and cash equivalents                       $   71,926   $   36,574
  Accounts receivable, net of allowance for
    doubtful accounts of approximately
    $182,000 and $152,000                          1,022,841      336,156
  Inventories (Note 2)                               335,493      391,510
  Prepaid expenses and other current assets           45,033       82,176
                                                  ----------   ----------

                Total current assets               1,475,293      846,416
                                                  ----------   ----------

Furniture and equipment, at cost, net (Note 3)       184,678      211,988
Other assets                                          12,890       10,295
                                                  ----------   ----------

                Total assets                      $1,672,861   $1,068,699
                                                  ==========   ==========

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)
                           DECEMBER 31, 2001 AND 2000

                                                                      2001            2000

                             LIABILITIES AND
                          STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                              $    627,249    $    604,918
  Accrued liabilities (Note 4)                                     1,564,395       1,193,297
  Accrued warrant appreciation right (Note 12)                                       228,581
  Deferred extended warranty revenue                                 185,781         132,660
  Customer deposits                                                  217,844         388,894
  Notes payable to related party (Note 6)                            473,662         302,451
  Capitalized lease obligation (Note 5)                                8,939           8,939
                                                                ------------    ------------
                Total current liabilities                          3,077,870       2,859,740
                                                                ------------    ------------

Capitalized lease obligation, less current portion (Note 5)            3,169          10,434
Notes payable to related party, less current portion (Note 6)      1,773,894       1,456,100
                                                                ------------    ------------
                Total noncurrent liabilities                       1,777,063       1,466,534
                                                                ------------    ------------
                Total liabilities                                  4,854,933       4,326,274
                                                                ------------    ------------
Commitments and contingencies (Notes 7 and 11)

Stockholders' deficit (Note 8):
  Preferred stock, no par value, 20,000,000 shares
    authorized; none issued or outstanding
  Common stock, no par value, 20,000,000 shares
    authorized; 8,138,305 shares issued and outstanding           12,630,604      12,630,604
  Deferred compensation                                                               (3,049)
  Accumulated deficit                                            (15,812,676)    (15,885,130)
                                                                ------------    ------------
                Total stockholders' deficit                       (3,182,072)     (3,257,575)
                                                                ------------    ------------
                Total liabilities and stockholders' deficit     $  1,672,861    $  1,068,699
                                                                ============    ============


                          The accompanying notes are an
                             integral part of these
                              financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF OPERATIONS

                    FOR THE YEAR ENDED DECEMBER 31, 2001, THE
                    FOUR-MONTH PERIOD ENDED DECEMBER 31, 2000
                       AND THE YEAR ENDED AUGUST 31, 2000

                                                                              FOUR-MONTH
                                                           YEAR ENDED         PERIOD ENDED     YEAR ENDED
                                                          DECEMBER 31,        DECEMBER 31,     AUGUST 31,
                                                              2001                2000            2000
                                                          ------------        ------------     ----------
Revenues:

      Net sales                                         $ 6,512,176       $ 1,180,642       $ 4,571,182

Cost of sales                                             2,619,758         1,324,118         2,633,600
                                                        ------------      ------------      ------------
                Gross profit (loss)                       3,892,418          (143,476)        1,937,582
                                                        ------------      ------------      ------------

Operating expenses:
      Sales and marketing                                 1,927,886           660,279         1,569,220
      General and administrative                          1,258,037           455,124         1,093,387
      Research and development                              549,419           155,874           323,454
                                                        ------------      ------------      ------------
                Total operating expenses                  3,735,342         1,271,277         2,986,061
                                                        ------------      ------------      ------------
                Income (loss) from operations               157,076        (1,414,753)       (1,048,479)

Other income (expense):
      Interest income                                           513               234           143,833
      Interest expense                                     (273,897)          (51,237)         (329,753)
                                                        ------------      ------------      ------------
                Total other income (expense)               (273,384)          (51,003)         (185,920)
                                                        ------------      ------------      ------------
                Net loss before extraordinary item         (116,308)       (1,465,756)       (1,234,399)

Extraordinary items (Note 12):
      Gain on forgiveness of debt                           188,762                              62,836
                                                        ------------      ------------      ------------
                Net income (loss) before income
                     taxes (benefit)                         72,454        (1,465,756)       (1,171,563)
                                                        ------------      ------------      ------------
                Income taxes (benefit) (Note 9)
                                                        ------------      ------------      ------------

                Net income (loss)                       $    72,454       $(1,465,756)      $(1,171,563)
                                                        ============      ============      ============

Basic loss per share before extraordinary item          $      (.01)      $      (.18)      $      (.28)

Basic earnings per share from extraordinary
      item                                              $       .02       $                 $       .02
                                                        ------------      ------------      ------------
Basic earnings (loss) per share                         $       .01       $      (.18)      $      (.26)
                                                        ============      ============      ============
Shares used in the calculation of net earnings
      (loss) per share                                    8,138,305         8,138,305         4,430,413
                                                        ============      ============      ============

                          The accompanying notes are an
                             integral part of these
                              financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                       STATEMENT OF STOCKHOLDERS' DEFICIT

        FOR THE YEAR ENDED DECEMBER 31, 2001, THE FOUR-MONTH PERIOD ENDED
              DECEMBER 31, 2000 AND THE YEAR ENDED AUGUST 31, 2000


                                                                        SERIES B
                                       COMMON STOCK                  PREFERRED STOCK        DEFERRED                      TOTAL
                                   ---------------------          ---------------------     COMPEN-     ACCUMULATED    STOCKHOLDERS'
                                   SHARES         AMOUNT          SHARES         AMOUNT     SATION        DEFICIT         DEFICIT
                                   ------         ------          ------         ------     ------        -------         -------

Balance, September 1, 1999         4,155,428   $ 10,462,604                                  $  (94,133)  $(13,247,811) $(2,879,340)

Sale of preferred stock (Note 8)                                      150       $  3,750                                      3,750
Conversion of preferred stock
   (Note 8)                              150          3,750          (150)        (3,750)
Exercise of stock options at
   $.375 per share (Note 8)          150,000         56,250                                                                  56,250
Conversion of note payable
   to related party to stock
   (Note 8)                        3,832,727      2,108,000                                                               2,108,000
Stock option compensation
   expense                                                                                       78,888                      78,888
Net loss                                                                                                    (1,171,563)  (1,171,563)
                                   ---------   ------------        -------      ---------    ----------   ------------  -----------
Balance, August 31, 2000           8,138,305     12,630,604                                     (15,245)   (14,419,374)  (1,804,015)

Stock option compensation
   expense                                                                                       12,196                      12,196

Net loss                                                                                                    (1,465,756)  (1,465,756)
                                   ---------   ------------        -------      ---------    ----------   ------------  -----------
Balance, December  31, 2000        8,138,305     12,630,604                                      (3,049)   (15,885,130)  (3,257,575)

Stock option compensation
   expense                                                                                        3,049                       3,049
Net income                                                                                                      72,454       72,454
                                   ---------   ------------        -------      ---------    ----------   ------------  -----------
Balance, December 31, 2001         8,138,305   $ 12,603,604            --       $     --     $       --   $(15,812,676) $(3,182,072)
                                   =========   ============        =======      =========    ==========   ============  ===========


                             The accompanying notes
                              are an integral part
                               of these financial
                                   statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                    FOR THE YEAR ENDED DECEMBER 31, 2001, THE
                    FOUR-MONTH PERIOD ENDED DECEMBER 31, 2000
                       AND THE YEAR ENDED AUGUST 31, 2000

                                                                            FOUR-MONTH
                                                            YEAR ENDED      PERIOD ENDED      YEAR ENDED
                                                           DECEMBER 31,     DECEMBER 31,      AUGUST 31,
                                                               2001             2000             2000
                                                           ------------     ------------      ----------

Cash flows from operating activities:
   Net income (loss)                                      $    72,454      $(1,465,756)     $(1,171,563)
   Adjustments to reconcile net income (loss)
       to net cash used in operating activities:
        Accrued warrant appreciation right                    (39,819)           6,841          (71,969)
        Depreciation and amortization                         124,327           35,899          126,596
        Stock option compensation expense                       3,049           12,196           78,888
        Extraordinary gain on extinguishment of
           debt                                              (188,762)
        Net changes in operating assets and
           liabilities:
             Accounts receivable                             (686,685)        (178,157)         221,176
             Inventories                                       56,017          233,515         (263,933)
             Prepaid expenses and other current
                assets                                         37,143           20,242           (2,440)
             Other assets                                      (2,595)            (110)          (2,800)
             Accounts payable                                  22,331          115,113         (105,609)
             Accrued liabilities                              371,098          259,837         (367,984)
             Deferred extended warranty revenue                53,121           (5,230)          48,498
             Customer deposits                               (171,050)         (60,546)          19,894
                                                          ------------     ------------     ------------

                Net cash used in operating activities        (349,371)      (1,026,156)      (1,491,246)
                                                          ------------     ------------     ------------
Cash flows used in investing activities:
   Acquisition of furniture and equipment                     (97,017)         (57,359)         (13,944)
                                                          ------------     ------------     ------------
Cash flows from financing activities:
   Sale of common stock                                                                          60,000
   Net proceeds from notes payable to related
      parties                                                 489,005          866,338        1,529,311
   Capitalized lease obligation                                (7,265)          (2,209)          (6,168)
                                                          ------------     ------------     ------------
                Net cash provided by financing
                  activities                                  481,740          864,129        1,583,143
                                                          ------------     ------------     ------------
Net increase (decrease) in cash and cash
   equivalents                                                 35,352         (219,386)          77,953

Cash and cash equivalents, beginning of the year               36,574          255,960          178,007
                                                          ------------     ------------     ------------
Cash and cash equivalents, end of the year                $    71,926      $    36,574      $   255,960
                                                          ============     ============     ============

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

           In 2000, the Company changed its year-end for financial reporting purposes from August 31 to December 31.

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

           Concentrations of Credit Risk and Export Sales
           ----------------------------------------------

           Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer during the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000 comprised 10% or more of net sales.

           Revenues from sales to customers located outside of the United States accounted for approximately 12%, 15% and 10% of net sales during the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


           Revenue Recognition and Warranties
           ----------------------------------

           The Company generally recognizes revenue from the sale of its products when the goods are shipped to its customers. The Company generally recognizes revenue from installation and training services when such services are performed. The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

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

           Advertising Costs
           -----------------

           Advertising expenditures totaling approximately $57,000, $89,000 and $80,000 for the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively, have been expensed as incurred.

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

           Earnings (Loss) Per Share
           -------------------------

           Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. However, diluted EPS are not presented when a net loss occurs because the conversion of potential common stock is antidilutive or when the effect of dilutive securities is immaterial.

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

           Cash paid for interest amounted to approximately $1,800, $1,000 and $11,000 during the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively.

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

           Reclassifications
           -----------------

           Certain reclassifications have been made to the financial statements of the four-month period ended December 31, 2000 and the year ended August 31, 2000 to conform to the current period's presentation.

2.         INVENTORIES

           Inventories consist of the following as of December 31, 2001 and 2000:

                                               2001                    2000
                                               ----                    ----

                Raw materials             $   250,903          $     380,643
                Work-in-process                28,341                 10,867
                Finished goods                 56,249
                                          -----------          -------------
                                          $   335,493          $     391,510
                                          ===========          =============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

3.         FURNITURE AND EQUIPMENT

           Furniture and equipment consist of the following as of December 31, 2001 and 2000:

                                                           2001           2000
                                                           ----           ----

             Research and manufacturing equipment  $     641,468   $   602,386
             Office furniture and equipment              616,706       556,469
             Demonstration equipment                     187,662       189,965
                                                   -------------   -----------
                                                       1,445,836     1,348,820
             Less accumulated depreciation
                  and amortization                    (1,261,158)   (1,136,832)
                                                   -------------   -----------
                                                   $     184,678   $   211,988
                                                   =============   ===========

           The net book value of assets  capitalized  under capital leases (Note
           5) is $6,900 and $13,400 at December  31, 2001 and December 31, 2000,
           respectively.

4.         ACCRUED LIABILITIES

           Accrued liabilities consist of the following as of December 31, 2001 and 2000:

                                                           2001           2000
                                                           ----           ----

                Accrued compensation               $     436,463   $   285,395
                Accrued warranty expenses                465,023       521,718
                Other accrued liabilities                662,909       386,184
                                                   -------------   -----------
                                                   $   1,564,395   $ 1,193,297
                                                   =============   ===========

5.         CAPITALIZED LEASE OBLIGATIONS

           The Company leases certain office equipment under the terms of a capital lease. Payments of $740 with interest at 10.9% are due in monthly installments through June 2003. Future minimum lease payments are as follows:

              Year Ending
              December 31,
              ------------

                  2002                             $       8,939
                  2003                                     4,389
                                                   -------------
                                                          13,328

              Less amount representing interest            1,220
                                                   -------------
                                                   $      12,108
                                                   =============

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

           Also in connection with the definitive agreements, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all accrued interest, was payable the earlier of the closing or termination of the transactions contemplated by the definitive agreements, October 13, 2000 or as otherwise stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. The Company had reported approximately $295,000 and $271,000 in principal and interest outstanding under the Short- Term Note at December 31, 2001 and 2000, respectively. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

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

           In July 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement (Amendment) whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

           At December 31, 2001, the Company had recorded, in aggregate approximately $2,298,000 in principal and interest under the Working Capital Note and Amendment Note.

           At December 31, 2001, the Company had recorded approximately $2,247,556 in aggregate debt owed to MediVision, which amount is net of approximately $345,436 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

           Notes payable to related parties mature as follows:


              Year Ending
              December 31,
              ------------

                  2002                             $     473,662
                  2003                                 1,773,894
                                                   -------------
                                                   $   2,247,556
                                                   =============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

7.         COMMITMENTS

           Operating Leases
           ----------------

           The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in May 2004. The lease agreement provides for minimum lease payments of approximately $81,000, $85,000 and $35,000 for the years ended December 31, 2002, 2003 and 2004, respectively. The Company also leases a sales office under a month-to-month lease requiring a minimum lease payment of approximately $300 per month.

           Rental expense charged to operations for all operating leases was approximately $79,175, $19,000 and $83,000 during the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively.

8.         STOCKHOLDERS' DEFICIT

           Common Stock
           ------------

           Of the 11,861,695 shares of common stock authorized but unissued as of December 31, 2001, 3,704,097 shares are reserved for issuance under stock option plans.

           MediVision and Premier Transactions
           -----------------------------------

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

           In July 2000, the Company, Premier and MediVision entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision (see Note 6). At the Closing, MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

           As a result of the foregoing transactions, MediVision currently owns approximately 73% of the Company's outstanding common stock.

           Other Warrants
           --------------

           In March 2001, the Company reached agreement with Imperial Bank (the "Bank") to retire the aggregate amount of principal and interest previously recorded pursuant to a stock appreciation right granted to the Bank in connection with a credit agreement. Accordingly, the debt forgiven in the amount of $188,762 has been recognized as an extraordinary item in the statement of operations.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.         STOCKHOLDERS' DEFICIT (Continued)

           Stock Option Plans
           ------------------

           The Company has five stock-based compensation plans, which are described below. The Company applies APB 25 and related Interpretations in accounting for its stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           In 1992, the Company adopted a Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant options to key directors, executives, employees and others for the purchase of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the Board of Directors at the time of the grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 116,667, of which 11,666 options remained available for granting as of December 31, 2001. As of December 31, 2001, stock options to purchase 55,000 shares at exercise prices ranging from $1.00 to $2.75 were granted and outstanding under the Plan. None of the options granted under the Plan were exercised during the year ended December 31, 2001.

           In 1992 and 1993, the Company's Board of Directors and Shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expires December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the Option Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan is 150,000, of which 40,115 remained available for granting of options as of December 31, 2001. As of December 31, 2001, stock options to purchase 96,485 shares at exercise prices ranging from $.48 to $4.25 were granted and outstanding under the Option Plan. None of the options granted under the Option Plan were exercised during the year ended December 31, 2001.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.         STOCKHOLDERS' DEFICIT (Continued)

           Stock Option Plans (Continued)
           ------------------

           In 1995, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 795,000 options remained available for granting as of December 31, 2001. As of December 31, 2001, stock options to purchase 240,000 shares at exercise prices ranging from $.48 to $4.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised.

           In October 1997, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expires October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and will have a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 1,000,000, of which 723,000 options remained available for granting as of December 31, 2001. As of December 31, 2001, stock options to purchase 127,000 shares at exercise prices ranging from $.63 to $1.38 were granted and outstanding under the 1997 Nonstatutory Plan. None of the options granted under the 1997 Nonstatutory Plan were exercised during the year ended December 31, 2001.

           In September 2000, the Company's Board of Directors approved a Stock Option Plan (the "2000 Plan") under which all officers, employees, directors and consultants may participate. Subsequent to September 2000, the 2000 Plan was approved by consent of the Company's majority shareholder. The 2000 Plan expires in September 2010. Options granted under the 2000 Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the 2000 Plan will be not less than 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the 2000 Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the 2000 Plan is 1,500,000, of which 166,667 remained available for granting of options as of December 31, 2001. As of December 31, 2001, stock options to purchase 1,333,333 shares at an exercise price of $0.41 were granted and outstanding under the 2000 Plan. None of the options granted under the 2000 Plan were exercised during the year ended December 31, 2001.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.         STOCKHOLDERS' DEFICIT (Continued)

           Stock Option Plans (Continued)
           ------------------------------

           A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                                 Options             Price
                                                ----------          --------
           Balance, September 1, 1999           1,644,972         $   1.39
                Options granted                   450,000         $    .48
                Options canceled                 (315,627)        $   1.13
                Options lapsed                   (335,000)        $   1.38
                Options exercised                (150,000)        $    .38
                                                ----------

           Balance, August 31, 2000             1,294,345         $   1.25
                Options granted                   350,000         $    .38
                Options canceled                  (66,000)        $    .62
                                                ----------

           Balance, December 31, 2000           1,578,345         $   1.09

                Options granted                 1,050,000         $    .41
                Options canceled                 (410,697)        $    .58
                Options lapsed                   (250,000)        $   2.66
                                                ----------

           Balance, December 31, 2001           1,967,648         $    .63
                                                ==========

           The weighted average fair value of options granted during the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000 was $.33, $.38 and $.27, respectively.

           The following table summarizes information about the stock options outstanding at December 31, 2001:


                                                  Options Outstanding      Options Exercisable
                                                  -------------------      -------------------
                                              Weighted
                                               Average      Weighted-                 Weighted-
                                              Remaining     Average                    Average
               Range of                      Contractual    Exercise                  Exercise
             Exercise Prices     Number         Life          Price       Number         Price
             ---------------     ------         ----          -----       ------         -----

           $  .31 - $ 1.37     1,844,648      8.0 years     $   .47      796,092        $  .54
           $ 1.38 - $ 3.00        78,500      1.6 years     $  2.25       78,115        $ 2.26
           $ 3.01 - $ 4.50        44,500      1.4 years     $  4.47       44,500        $ 4.47
                               ---------                                 -------

                               1,967,648                                 918,707
                               =========                                 =======


                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.         STOCKHOLDERS' DEFICIT (Continued)

           Stock Option Plans (Continued)
           ------------------

           Pro forma information regarding net loss and net los7 per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 111% to 141% for the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000; risk-free interest rate of 5%, 6% and 6%; and a weighted-average expected life of 5 years.

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

           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                           Four-Month
                                            Year Ended     Period Ended    Year Ended
                                           December 31,    December 31,    August 31,
                                               2001          2000             2000
                                           ------------    ------------    ----------
           Pro forma net loss              $   (1,635)    $ (1,502,756)  $(1,273,739)
                                           ===========    =============  ============

           Pro forma net loss per share    $       --     $       (.18)  $      (.29)
                                           ===========    =============  ============

           Deferred compensation recorded for financial reporting purposes to reflect the deemed fair value of the certain options granted to non-employees is being amortized over the vesting period of the related options. For the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000, the amortized deferred compensation expense was approximately $3,000, $12,000 and $78,000, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.         INCOME TAXES

           There was no provision (benefit) for income taxes during the year ended December 31, 2001, the four-month period ended December 31, 2000 and the year ended August 31, 2000.

           The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                       December 31,
                                                       ------------
                                                 2001              2000
                                                 ----              ----

Deferred tax assets:
  Net operating loss carryforwards           $ 3,586,000      $ 3,122,000
  Inventory reserves                             965,000        1,011,000
  Accrued warrant appreciation right                               98,000
  Payroll related accruals                        81,000           96,000
  Warranty accrual                               199,000          224,000
  Sales and accounts receivable reserves         216,000          102,000
  Uniform capitalization                          72,000           71,000
  Deferred revenue                                80,000           57,000
  Depreciation                                    15,000           21,000
                                             ------------      ------------
       Total deferred tax assets              (5,214,000)      (4,802,000)

Valuation allowance                            5,214,000        4,802,000
                                             ------------      ------------
          Net deferred taxes                 $        --      $        --
                                             ============      ============

           For the year ended December 31, 2001, the valuation allowance increased by $412,000 to $5,214,000.

           The Company has at December 31, 2001, a net operating loss carryover of approximately $10,169,000 for Federal income tax purposes which expires between 2007 and 2015, and a net operating loss carryforward of approximately $2,393,000 for California state income tax purposes which expires between 2002 and 2005. Federal and state tax credit carryforwards of approximately $70,000 and $40,000 will begin to expire in 2002 and 2017, respectively. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of limitations discussed above, a substantial portion of these loss and credit carryovers will expire without being utilized.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


10.        401(K) PLAN

           The Company has a tax deferred investment plan (the "401(k) Plan"). All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan originally required mandatory employer contributions of 10% of the participants' contributions. The 401(k) Plan was subsequently amended to provide for discretionary employer contributions. For the year ended December 31, 2001, the Company accrued for matching contributions of $42,474, which will be paid in the following year, and made minimum top heavy required contributions in the amount of $18,085, pursuant to IRS Code Section 416(c). The Company did not make any matching contributions during the four-month period ended December 31, 2000. For the year ended August 31, 2000, the Company made minimum top heavy required contributions in the amount of $20,609, pursuant to IRS Code Section 416(c).

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

           The analysis indicates maximum potential liability of $2,000,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in the accompanying financial statements.

           However, there can be no assurance that the amount of any sales or use taxes that might ultimately be assessed for prior periods would not materially affect the Company's results of operation or cash flows in any given reporting period.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


12.        EXTRAORDINARY ITEMS

           In March 2001, the Company reached agreement with Imperial Bank (the "Bank") to retire the aggregate amount of principal and interest previously recorded pursuant to a stock appreciation right granted to the Bank in connection with a credit agreement. Accordingly, the debt forgiven in the amount of $188,762 has been recognized as an extraordinary item in the statement of operations.

           In connection with the Closing in August 2000 of the transactions contemplated by and among the Company, MediVision and Premier, the Company's entire debt to Premier, calculated at an approximate book value of $2.1 million, was converted into shares of the Company's common stock. The Company recognized as an extraordinary gain the amount of excess of the recorded debt owed to Premier over the fair value of the Company's common stock (see Notes 6 and 8).