Form 10QSB
period 2002-03-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2002-05-10
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

           Yes       XX                   No
                ---------------               ----------------

As of May 10, 2002, 8,138,305 shares of common stock, at no par value, were outstanding.

Transitional Small Business Disclosure Format:

           Yes                            No        XX
                ---------------               ----------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2002



PART I.    FINANCIAL INFORMATION                                       PAGE
                                                                       ----

Item 1.    Financial Statements

           Condensed Balance Sheet as of March 31, 2002                  2

           Condensed Statements of Operations for the Three Months
           ended March 31, 2002 and March 31, 2001                       3

           Condensed Statements of Cash Flows for the Three Months
           ended March 31, 2002 and March 31, 2001                       4

           Notes to Financial Statements                                 5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           9


PART 11.   OTHER INFORMATION

Item 1.    Legal Proceedings                                            15

Item 2.    Changes in Securities and Use of Proceeds                    15

Item 3.    Defaults upon Senior Securities                              15

Item 4.    Submission of Matters to a Vote of Security Holders          15

Item 5.    Other Information                                            15

Item 6.    Exhibits and Reports on Form 8-K                             15

                          PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                           Ophthalmic Imaging Systems

                             Condensed Balance Sheet

                                 March 31, 2002

                                   (Unaudited)


ASSETS
------

Current assets:
   Cash and equivalents                                            $     56,006
   Accounts receivable, net                                           1,280,224
   Inventories, net                                                     440,071
   Prepaid expenses and other current assets                             72,633
                                                                   -------------
Total current assets                                                  1,848,934

Furniture and equipment, net of accumulated
   depreciation and amortization of $1,279,837                          174,033

Other assets                                                             11,875
                                                                   ------------
                                                                   $  2,034,842
                                                                   =============


LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
   Notes payable to related party                                  $    520,543
   Accounts payable                                                     568,916
   Accrued liabilities                                                1,846,367
   Deferred extended warranty revenue                                   158,646
   Customer deposits                                                    452,105
   Capitalized lease obligation and other notes payable                   8,939
                                                                   -------------
Total current liabilities                                             3,555,516
                                                                   -------------

Noncurrent liabilities:

   Capitalized lease obligation, less current portion                     1,264

   Notes payable to related party, less current portion               1,656,577
                                                                   -------------
Total noncurrent liabilities                                          1,657,841

                                                                   -------------
Total liabilities                                                     5,213,357
                                                                   -------------

Stockholders' deficit:

   Preferred stock, no par value, 20,000,000 shares authorized;
      none issued or outstanding                                             --

   Common stock, no par value, 20,000,000 shares authorized;
      8,138,305 issued and outstanding                               12,630,604

   Accumulated deficit                                              (15,809,119)
                                                                   -------------
Total stockholders' deficit                                          (3,178,515)
                                                                   -------------
                                                                   $  2,034,842
                                                                   =============


                  The accompanying notes are an integral part
                    of these condensed financial statements.

                           Ophthalmic Imaging Systems

                       Condensed Statements of Operations

                                   (Unaudited)


                                                        Three months ended
                                                            March 31,
                                                      2002              2001
                                                      ----              ----


Net revenues                                       $ 1,739,829      $ 1,708,801

Cost of sales                                          682,059          816,752
                                                   ------------     ------------
Gross profit                                         1,057,770          892,049

Operating expenses:
     Sales and marketing                               518,329          531,317
     General and administrative                        364,154          274,666
     Research and development                           97,270           82,951
                                                   ------------     ------------
         Total operating expenses                      979,753          888,934
                                                   ------------     ------------
Income from operations                                  78,017            3,115

Other expense, net                                     (74,460)         (53,960)
                                                   ------------     ------------
Income (loss) before extraordinary item                  3,557          (50,845)

Extraordinary item                                          --          188,762
                                                   ------------     ------------
Net income                                         $     3,557      $   137,917
                                                   ============     ===========


Shares used in the calculation of basic
     net income per share                            8,138,305        8,138,305
                                                   ============     ============

Basic income (loss) per share before
     extraordinary item                            $      0.00      $      0.00

Extraordinary item                                          --             0.02
                                                   ------------     ------------
Basic net income per share                         $      0.00      $      0.02
                                                   ============     ============

Shares used in the calculation of diluted
     net income per share                            8,138,305        8,138,305
                                                   ============     ============

Diluted income (loss) per share before
     extraordinary item                            $      0.00      $      0.00

Extraordinary item                                          --             0.02
                                                   ------------     ------------
Diluted net income per share                       $      0.00      $      0.02
                                                   ============     ============


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                                Ophthalmic Imaging Systems

                            Condensed Statements of Cash Flows

                                       (Unaudited)



                                                                        Three months ended
                                                                            March 31,
                                                                     2002             2001
                                                                     ----             ----
OPERATING ACTIVITIES:

Net income                                                        $   3,557         $ 137,917

Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                  18,679            29,622
      Stock option compensation expense                                  --             3,049
      Extraordinary gain on early exinguishment of debt                  --          (188,762)
      Net (increase) decrease in current assets other
          than cash and equivalents                                (389,561)           45,230
      Net increase in current liabilities
          other than short-term borrowings                          372,529            22,384
                                                                  ----------        ----------
Net cash provided by operating activities                             5,204            49,440

INVESTING ACTIVITIES:

Purchases of furniture and equipment                                 (8,034)          (29,493)
Net decrease (increase) in other assets                               1,015              (106)
                                                                  ----------        ----------
Net cash used in investing activities                                (7,019)          (29,599)

FINANCING ACTIVITIES:

Principal payments on notes payable                                  (1,905)           (1,709)

(Repayments of) proceeds from borrowings under
     notes payable to significant shareholders, net                 (12,200)           40,000
                                                                  ----------        ----------
Net cash (used in) provided by financing activities                 (14,105)           38,291
                                                                  ----------        ----------

Net (decrease) increase in cash and equivalents                     (15,920)           58,132

Cash and equivalents at beginning of period                          71,926            36,574
                                                                  ----------        ----------

Cash and equivalents at end of period                             $  56,006         $  94,706
                                                                  ==========        ==========


SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

         Reduction in aggregate debt payable
         to significant shareholders in exchange for
         inventory and other noncash transactions, net            $ (58,236)        $(114,156)
                                                                  ==========        ==========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

                Three Month Periods ended March 31, 2002 and 2001

                                   (Unaudited)

Note 1.   Basis of Presentation

          The accompanying unaudited condensed balance sheet as of March 31, 2002, condensed statements of operations for the three month periods ended March 31, 2002 and 2001 and the condensed statements of cash flows for the three month periods ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the Twelve Months Ended December 31, 2001 on Form 10-KSB. In the opinion of Management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

          Certain amounts in the fiscal 2001 financial statements have been reclassified to conform with the presentation in the fiscal 2002 financial statements.

Note 2.   Net Income (Loss) Per Share

          Basic earnings (loss) per share ("EPS"), which excludes dilution, is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. However, diluted EPS is not presented when a net loss occurs because the conversion of potential common stock is antidilutive.

          The following table sets forth the computation of basic and diluted income per share:

                                                      Unaudited
                                                  Three Months Ended
                                                       March 31,
                                              2002               2001
                                           -----------------------------

Numerator for basic and diluted net
income  per share                          $    3,557        $  137,917
                                           =============================

Denominator for basic net income
per share:

   Weighted average shares                  8,138,305         8,138,305

Effect of dilutive securities:
   Employee/director stock options                 --                --
   Warrants and other                              --                --
                                           -----------------------------
Dilutive potential common shares                   --                --


Denominator for diluted net income
per share                                   8,138,305         8,138,305
                                           =============================

Basic net income  per share                $     0.00        $     0.02
                                           =============================

Diluted net income  per share              $     0.00        $     0.02
                                           =============================


Note 3.   Notes Payable to Related Parties

          In July 2000, the Company, Premier Laser Systems, Inc. ("Premier"), a California corporation and the Company's then majority shareholder, and MediVision Medical Imaging Ltd. ("MediVision"), an Israeli corporation, entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision, including, among other things, converting in favor of Premier the Company's entire debt owed to Premier, calculated at an approximate book value of $2.1 million, into shares of the Company's common stock at a conversion price of $.55 per share. This occurred in August 2000 in connection with the closing of the transactions contemplated by the definitive agreements (the "Closing"). In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them.

          Also in connection with this transaction, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all interest is payable as stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At March 31, 2002, the Company had recorded approximately $301,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note (as defined below).

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

          The Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement (the "Amendment") dated as of July 1, 2001 whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

          At  March  31,  2002,   the  Company  had   recorded,   in  aggregate,
          approximately $2,381,000 in principal and interest outstanding under the Working Capital Note and Amendment Note.

          At March 31, 2002, the Company had recorded approximately $2,177,000 in aggregate debt owed to MediVison, which amount is net of approximately $505,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

Note 4    MediVision and Premier Transactions

          In February 2000, Premier, then a significant shareholder with majority voting control of the Company, notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code (the "Code") and the Company thereupon terminated a merger agreement and rendered as non-effective a manufacturing agreement and certain other arrangements then in effect between the parties. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the Code.

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

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This report contains forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on its operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes affecting the Company, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time to time in reports and documents filed by the Company with the Securities and Exchange Commission should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Indeed, it is likely that some of the Company's assumptions will prove to be incorrect. The Company's actual results and financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material.

Overview
--------

          To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists.

          The Company introduced a new line of digital angiography systems at the 2000 Annual Meeting of the American Academy of Ophthalmology ("AAO") held in Dallas, Texas. One of these products has received considerable interest and the Company has received significant purchase commitments for this product. At the 2001 Annual Meeting of the AAO held in New Orleans, Louisiana during the last quarter of 2001, the Company introduced its latest digital imaging system, the WinStation 5000, which has also been positively received. Since their initial introduction, the preponderance of the Company's revenues has come from the sale of these products, including upgrades.

          In recent years, the Company expended research and development efforts on product offerings and applications targeting the broader markets of general ophthalmology and optometry. Two such products resulting from these efforts, the Digital Fundus Imager (the "DFI") and the Digital Slit Lamp Imager (the "DSLI"), were introduced in the latter half of 1998, with the DFI receiving considerable interest. After generating substantial revenues from sales of these products initially, on-going revenues from the sale of these products continue to be below management's original expectations. Nonetheless, the Company remains committed to these products and continues to evaluate product features and enhancements considering customer feedback and other market conditions and factors.

          The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company, one of which such projects has been undertaken commencing in the last quarter of fiscal 2000.

          At March 31, 2002, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by approximately $1,707,000. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

MediVision and Premier Transactions
-----------------------------------

          In February 2000, Premier, then a significant shareholder with majority voting control of the Company, notified the Company that it was considering seeking protection under the Code and the Company thereupon terminated a merger agreement and rendered as non-effective a manufacturing agreement and certain other arrangements then in effect between the parties. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the Code.

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

Results of Operations
---------------------

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

Revenues

          The Company's revenues for the first quarter ended March 31, 2002 were $1,739,829, representing an increase of approximately 2% from revenues of $1,708,801 for the first quarter ended March 31, 2001. The amounts in both periods include revenues from deliveries of the Company's digital angiography systems introduced at the annual AAO meeting held in the preceding quarter. Sales of these products, including upgrades, accounted for approximately 84% and 59% of the Company's total revenues for the first quarter of 2002 and 2001, respectively. Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 1% and 11% of first quarter revenues during 2002 and 2001, respectively.

Gross Margins

          Gross margins were approximately 61% during the first quarter ended March 31, 2002 versus approximately 52% for the comparable quarter of 2001. The Company has undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

          Sales and marketing and general and administrative expenses accounted for approximately 51% of total revenues during the first quarter of fiscal 2002 as compared with approximately 47% during the first quarter of fiscal 2001. Actual expense levels increased to $882,483 during the first quarter of 2002 versus $805,983 during the first quarter of 2001. Primary contributing factors to the increased expenses were salaries and support costs related to direct sales and other support personnel added subsequent to the first quarter of 2001 as well as other costs in connection with the Company's selling efforts in 2002.

Research and Development Expenses

          Research and development expenses increased by approximately 17% to $97,270, or approximately 6% of revenues in the first quarter of fiscal 2002 from $82,951, or approximately 5% of revenues in fiscal 2001. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products.

Other Expense

          Other expense was $74,460 during the first quarter of fiscal 2002 versus $53,960 during the same period of 2001. These amounts were comprised principally of interest expense, mainly associated with net borrowings from MediVision.

Net Income

          The Company recorded net income of $3,557, or breakeven per share, for the first quarter ended March 31, 2002 as compared to net income of $137,917, or $.02 per share, for the first quarter ended March 31, 2001.

          The 2001 figures include an extraordinary gain of $188,762, or $.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted the Bank discussed in further detail in Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB.

          The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $2.1 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

          The Company's operating activities generated cash of $5,204 in the first quarter ended March 31, 2002 as compared to $49,440 in the first quarter ended March 31, 2001. The cash generated during the first quarter of 2002 was principally from increases in accrued liabilities and increases in customer deposits from orders generated pursuant the recently completed 2001 Annual Meeting of the AAO, which amounts were substantially offset by increased accounts receivable levels associated with deliveries made toward the end of the quarter and, to a lesser extent, increased inventory levels during the period. The cash generated from operations during the first quarter of 2001 was principally from increases in accrued liabilities, increases in customer deposits from orders and reduced inventory levels during the period, the aggregate impact of which was only partially offset by increased accounts receivable levels associated with end of quarter sales, including intercompany sales of the Company's products to MediVision.

          Cash used in investing activities was $7,019 during the first quarter of 2002 as compared to $29,599 during the same period for 2001. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

          The Company used cash in financing activities of $14,105 during the first quarter of 2002 as compared to generating cash of $38,291 during the comparable period of 2001. The cash used in financing activities during the first quarter of 2002 was principally to reduce borrowings under existing arrangements with MediVision. The cash provided by financing activities during the first quarter of fiscal 2001 was principally from increased borrowings under said arrangements with MediVision. Principal payments on notes payable other than to significant shareholders in both years were minimal.

          As discussed further above and in Note 3 and Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed the Short-Term Note and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At March 31, 2002, the Company had recorded approximately $301,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note.

          In addition, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision Investments, the Company executed the Working Capital Note. The Company has borrowed the maximum principal amount available under the Working Capital Note of $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $0.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum, are secured by substantially all of the Company's assets.

          In July 2001, the Company and MediVision entered into the Amendment whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of the Amendment Note. Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

          At  March  31,  2002,   the  Company  had   recorded,   in  aggregate,
approximately $2,381,000 in principal and interest outstanding under the Working Capital Note and the Amendment Note.

          At March 31, 2002, the Company had recorded approximately $2,177,000 in aggregate debt owed to MediVision, which amount is net of approximately $505,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

          Notwithstanding the foregoing, the Company's relationship with MediVision, will, in management's opinion, significantly improve the Company's financial condition and enhance management's ability to achieve sustained profitable operations, particularly in light of the agreement between MediVision and Agfa-Gevaert N.V. entered into during the fourth quarter of 2001. Pursuant to the agreement, Agfa acquired a minority interest in MediVision and is to invest in MediVision up to $3.5 million, $1 million of which was provided in connection with the closing in October 2001 and $1 million of which was paid in April 2002. Under the terms of the Agreement, among other things, Agfa and MediVision will jointly develop, promote and market a combined, Integrated Digital Ophthalmology Picture Archive & Communication System. The Company anticipates actively supporting MediVision in these efforts.

          The Company's relationship with MediVision provides the Company access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has implemented certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision are continuing collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
          None.

ITEM 5.   OTHER INFORMATION
          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)       None.
          (b)       None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OPHTHALMIC IMAGING SYSTEMS
                                            (Company)


                                            By:   /s/ GIL ALLON
                                                  ----------------------------
                                                  Gil Allon,
                                                  Chief Executive Officer
                                                  and Chief Financial Officer

Dated:  May 10, 2002