Form 10QSB
period 2002-06-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2002-08-14
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 14, 2002, 8,138,305 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2002



PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1.  Financial Statements

         Condensed Balance Sheet as of June 30, 2002                      2

         Condensed Statements of Operations for the Three Months
         and Six Months ended June 30, 2002 and June 30, 2001             3

         Condensed Statements of Cash Flows for the Three Months
         and Six Months ended June 30, 2002 and June 30, 2001             4

         Notes to Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities and Use of Proceeds                      15

Item 3.  Defaults upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                      Ophthalmic Imaging Systems
                                            June 30, 2002
                                       Condensed Balance Sheet
                                             (Unaudited)

ASSETS
------
Current assets:
      Cash and equivalents                                                               $    86,088
      Accounts receivable, net                                                               913,538
      Inventories, net                                                                       559,758
      Prepaid expenses and other current assets                                               48,067
                                                                                         -----------
Total current assets                                                                       1,607,451
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,298,923                                            161,632
Other assets                                                                                  22,247
                                                                                         -----------
                                                                                         $ 1,791,330
                                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
      Notes payable to related party                                                     $   568,430
      Accounts payable                                                                       532,123
      Accrued liabilities                                                                  1,590,507
      Deferred extended warranty revenue                                                     252,309
      Customer deposits                                                                      320,274
      Capitalized lease obligation and other notes payable                                     8,939
                                                                                         -----------
Total current liabilities                                                                  3,272,582
                                                                                         -----------

Noncurrent liabilities:
      Capitalized lease obligation, less current portion                                           -
      Notes payable to related party, less current portion                                 1,631,429
                                                                                         -----------
Total noncurrent liabilities                                                               1,631,429

                                                                                         -----------
Total liabilities                                                                          4,904,011
                                                                                         -----------

Stockholders' deficit:
      Preferred stock, no par value, 20,000,000 shares authorized;
           none issued or outstanding                                                              -
      Common stock, no par value, 20,000,000 shares authorized;
           8,138,305 issued and outstanding                                               12,630,604
      Deferred compensation                                                                        -
      Accumulated deficit                                                                (15,743,285)
                                                                                         -----------
Total stockholders' deficit                                                               (3,112,681)
                                                                                         -----------
                                                                                         $ 1,791,330
                                                                                         ===========

      The accompanying notes are an integral part of these condensed financial statements.



                                                    Ophthalmic Imaging Systems
                                                Condensed Statements of Operations
                                                            (Unaudited)

                                                         Three months ended June 30,                 Six months ended June 30,
                                                          2002                 2001                  2002                  2001
                                                      ----------            ----------            ----------           ----------

Net revenues                                         $ 1,819,816           $ 1,331,803           $ 3,559,645          $ 3,040,604
Cost of sales                                            744,436               617,751             1,426,495            1,434,503
                                                      ----------            ----------            ----------           ----------
Gross profit                                           1,075,380               714,052             2,133,150            1,606,101
Operating expenses:
     Sales and marketing                                 564,200               384,240             1,082,529              915,557
     General and administrative                          168,502               311,318               532,656              585,984
     Research and development                            171,893                94,339               269,163              177,290
                                                      ----------            ----------            ----------           ----------
          Total operating expenses                       904,595               789,897             1,884,348            1,678,831
                                                      ----------            ----------            ----------           ----------
Income from operations                                   170,785               (75,845)              248,802              (72,730)
Other expense, net                                      (104,951)              (54,381)             (179,411)            (108,341)
                                                      ----------            ----------            ----------           ----------
Income (loss) before extraordinary item                   65,834              (130,226)               69,391             (181,071)
Extraordinary item                                             -                     -                     -              188,762
                                                      ----------            ----------            ----------           ----------
Net income                                           $    65,834           $  (130,226)          $    69,391          $     7,691
                                                      ==========            ==========            ==========           ==========

Shares used in the calculation of basic
     net income per share                              8,138,305             8,138,305             8,138,305            8,138,305
                                                      ==========            ==========            ==========           ==========
Basic income (loss) per share before
     extraordinary item                              $      0.01           $     (0.02)          $      0.01          $     (0.02)
Extraordinary item                                             -                     -                     -                 0.02
                                                      ----------            ----------            ----------           ----------
Basic net income per share                           $      0.01           $     (0.02)          $      0.01          $      0.00
                                                      ==========            ==========            ==========           ==========

Shares used in the calculation of diluted
     net income per share                              8,138,305             8,138,305             8,138,305            8,138,305
                                                      ==========            ==========            ==========           ==========
Diluted income (loss) per share before
     extraordinary item                              $      0.01           $     (0.02)          $      0.01          $     (0.02)
Extraordinary item                                             -                     -                     -                 0.02
                                                      ----------            ----------            ----------           ----------
Diluted net income per share                         $      0.01           $     (0.02)          $      0.01          $      0.00
                                                      ==========            ==========            ==========           ==========

                         The accompanying notes are an integral part of these condensed financial statements.



                                        Ophthalmic Imaging Systems
                                    Condensed Statements of Cash Flows
                                               (Unaudited)


                                                                            Six months ended June 30,
                                                                            2002                 2001
                                                                         ----------           ----------

OPERATING ACTIVITIES:
Net income                                                               $   69,391           $   7,691
Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                                      37,765              60,200
          Stock option compensation expense                                       -               3,049
          Extraordinary gain on early extinguishment of debt                      -            (188,762)
          Net increase in current assets other
               than cash and equivalents                                   (117,996)            (14,104)
          Net (decrease) increase in current liabilities
               other than short-term borrowings                             (45,553)             23,900
                                                                         ----------           ----------
Net cash used in operating activities                                       (56,393)           (108,026)

INVESTING ACTIVITIES:
Purchases of furniture and equipment                                        (14,719)            (56,223)
Net increase in other assets                                                 (9,357)               (306)
                                                                         ----------           ----------
Net cash used in investing activities                                       (24,076)            (56,529)

FINANCING ACTIVITIES:
Principal payments on notes payable                                          (3,169)             (3,467)
Proceeds from borrowings under
     notes payable to significant shareholders, net                          97,800             174,337
                                                                         ----------           ----------
Net cash provided by financing activities                                    94,631             170,870
                                                                         ----------           ----------
Net increase in cash and equivalents                                         14,162               6,315
Cash and equivalents at beginning of period                                  71,926              36,574
                                                                         ----------           ----------
Cash and equivalents at end of period                                    $   86,088           $  42,889
                                                                         ==========           ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
          Reduction in aggregate debt payable
          to significant shareholders in exchange for
          inventory and other noncash transactions, net                  $ (145,497)          $ (58,477)
                                                                         ==========           ==========

      The accompanying notes are an integral part of these condensed financial statements.


                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Six Month Periods ended June 30, 2002 and 2001


                                   (Unaudited)


Note 1.   Basis of Presentation

          The accompanying unaudited condensed balance sheet as of June 30, 2002, condensed statements of operations for the three and six month periods ended June 30, 2002 and 2001 and the condensed statements of cash flows for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the Twelve Months Ended December 31, 2001 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

     The following table sets forth the computation of basic and diluted income per share:

                                                       Unaudited                       Unaudited
                                                   Three Months Ended              Six Months Ended
                                                        June 30,                       June 30,
                                                        --------                       --------
                                                  2002            2001           2002            2001
                                             --------------- ------------------------------ ---------------

          Numerator for basic and diluted
          net income  (loss) per share               $    65,834   $  (130,266)   $   69,391   $    7,691
                                                     ===========   ===========    ==========   ==========

          Denominator for basic net income
            (loss) per share:
             Weighted average shares                   8,138,305     8,138,305     8,138,305    8,138,305

          Effect of dilutive securities:
            Employee/director stock options                   --            --            --           --
             Warrants and other                               --            --            --           --
                                                     -----------   -----------    ----------   ----------
          Dilutive potential common shares                    --            --            --           --
                                                     -----------   -----------    ----------   ----------
          Denominator for diluted net
          income (loss) per share                      8,138,305     8,138,305     8,138,305    8,138,305
                                                     ===========   ===========    ==========   ==========

          Basic net income (loss) per share          $      0.01   $     (0.02)   $     0.01   $     0.00
                                                     ===========   ===========    ==========   ==========

          Diluted net income (loss) per share        $      0.01   $     (0.02)   $     0.01   $     0.00
                                                     ===========   ===========    ==========   ==========

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

          Also in connection with this transaction, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all interest is payable as stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At June 30, 2002, the Company had recorded approximately $307,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owed under the Short-Term Note to amounts owed under the Working Capital Note (as defined below).

          In further connection with the Closing in August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The Company has borrowed the maximum principal amount of $1.5 million available under the Working Capital Note, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

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

          At  June  30,  2002,   the  Company  had   recorded,   in   aggregate,
          approximately $2,508,000 in principal and interest outstanding under the Working Capital Note and Amendment Note.

          At June 30, 2002, the Company had recorded approximately $2,199,000 in aggregate debt owed to MediVision, which amount is net of approximately $616,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

Note 4    MediVision and Premier Transactions

          In February 2000, Premier, then a significant shareholder with majority voting control of the Company, notified the Company that it was considering seeking protection under the U.S. Bankruptcy Code (the "Code") and the Company thereupon terminated a merger agreement and rendered non-effective a manufacturing agreement and certain other arrangements then in effect between the parties. In March 2000, Premier filed a voluntary petition for protection and reorganization under Chapter 11 of the Code.

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

Note 5    Extraordinary Item

          In March 2001, the Company reached an agreement with Imperial Bank (the "Bank") to retire the aggregate amount of principal and interest previously recorded pursuant to a stock appreciation right granted to the Bank in connection with a credit agreement. Accordingly, the debt forgiven in the amount of $188,762 has been recognized as an extraordinary item in the financial statements for the six months ended June 30, 2001.

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

     The Company introduced a new line of digital angiography systems at the 2000 Annual Meeting of the American Academy of Ophthalmology ("AAO") held in Dallas, Texas. One of these products has received considerable interest and the Company has received significant purchase commitments for this product. At the 2001 Annual Meeting of the AAO held in New Orleans, Louisiana during the last quarter of 2001, the Company introduced its latest digital imaging system, the WinStation 5000, which has also been positively received. Since the initial introduction of these systems, a preponderance of the Company's revenues has come from the sale of these products, including upgrades.

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

     At June 30, 2002, the Company had an accumulated deficit in excess of $15,000,000 and its current liabilities exceeded its current assets by approximately $1,481,000. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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


Results of Operations
---------------------

Revenues

     The Company's revenues for the second quarter ended June 30, 2002 were $1,819,816, representing an increase of approximately 37% from revenues of $1,331,803 for the second quarter ended June 30, 2001. Revenues for the first six months of fiscal 2002 were $3,559,645 representing an increase of approximately 17% from revenues of

$3,040,604 for the comparable period of fiscal 2001. The amounts in both years include revenues from deliveries of the Company's digital angiography systems introduced at the annual AAO meeting held in the preceding quarter. Sales of these products accounted for approximately 78% and 80% of the Company's total revenues for the second quarter and six-month period of 2002, respectively. Sales of these products accounted for approximately 67% and 64% of the Company's total revenues for the second quarter and six-month period of 2001, respectively. Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 6% and 12% of second quarter revenues during 2002 and 2001, respectively, and 4% and 11% of revenues for the first six months of 2002 and 2001, respectively.

Gross Margins

     Gross margins were approximately 59% during the second quarter ended June 30, 2002 versus approximately 54% for the comparable quarter of 2001. For the six-month period ended June 30, 2002, gross margins were approximately 60% as compared to approximately 53% during the comparable period of 2001. The Company has undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.


Sales, Marketing, General and Administrative Expenses

     Sales and marketing and general and administrative expenses accounted for approximately 40% of total revenues during the second quarter of fiscal 2002 as compared with approximately 52% during the second quarter of fiscal 2001. Actual expense levels increased to $732,702 during the second quarter of 2002 versus $695,558 during the second quarter of 2001. For the first six months of fiscal 2002 and fiscal 2001 such expenses accounted for approximately 45% and 49% of total revenues for the respective six-month periods. Actual expenses increased to $1,615,185 from $1,501,541 during the six-month periods of fiscal 2002 and 2001, respectively. Primary contributing factors to the increased expenses were salaries and support costs related to direct sales and other support personnel added subsequent to the second quarter of 2001 as well as other costs in connection with the Company's selling efforts in 2002.

Research and Development Expenses

     Research and development expenses increased by approximately 82% to $171,893 in the second quarter of fiscal 2002 from $94,339 in fiscal 2001. Such expenses accounted for approximately 9% and 7% of revenues during the second quarter of 2002 and 2001, respectively. For the first six months of fiscal 2002, such expenses accounted for approximately 8% of total revenues as compared to approximately 6% during the comparable period of 2001. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products.

Other Expense

     Other expense was $104,951 during the second quarter of fiscal 2002 versus $54,381 during the same period of 2001. For the six-month periods, other expense was $179,411 and $108,341 in fiscal 2002 and fiscal 2001, respectively. These amounts were comprised principally of interest expense, mainly associated with net borrowings from MediVision and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $65,834, or $0.01 per share, for the second quarter ended June 30, 2002 as compared to a net loss of $130,226, or $0.02 per share, for the second quarter ended June 30, 2001. For the six-month periods, the Company recorded net income of $69,391, or $0.01 per share, as compared to $7,691, or breakeven per share, during fiscal 2002 and fiscal 2001, respectively.

     The 2001 amounts include an extraordinary gain of $188,762, or $.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted the Bank discussed in further detail in Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $2.2 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.


Liquidity and Capital Resources
-------------------------------

     The Company's operating activities used cash of $56,393 during the six months ended June 30, 2002 as compared to $108,026 in the six months ended June 30, 2001. The cash used in operations during the first six months of 2002 was principally to fund the procurement of inventory required to meet the second quarter and anticipated near-term sales demand for the Company's products. The cash used in operations during the first six months of 2001 was principally to fund the loss before extraordinary item, the impact of which was partially offset by an increase in accrued liabilities during the period, as well as increases in customer deposits resulting in large measure from orders generated in connection with the 2000 AAO Meeting.

     Cash used in investing activities was $24,076 during the first six months of 2002 as compared to $56,529 during the same period for 2001. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements available to the Company, if any.

     The Company generated cash from financing activities of $94,631 during the first six months of fiscal 2002 as compared to $170,870 during the comparable period of fiscal 2001. The cash provided by financing activities during both periods was principally from increased borrowings under existing arrangements with MediVision. Principal payments on notes payable other than to significant shareholders in both years were minimal.

     As discussed further above and in Note 3 and Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed the Short-Term Note and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At June 30, 2002, the Company had recorded approximately $307,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note.

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

     In July 2001, the Company and MediVision entered into the Amendment whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed the Amendment Note. Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003, or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

     At June 30, 2002, the Company had recorded, in aggregate, approximately $2,508,000 in principal and interest outstanding under the Working Capital Note and the Amendment Note.

     At June 30, 2002, the Company had recorded approximately $2,199,000 in aggregate debt owed to MediVision, which amount is net of approximately $616,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

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


                                      OPHTHALMIC IMAGING SYSTEMS
                                      (Company)


                                      By: /s/ Gil Allon
                                          --------------------------------------
                                          Gil Allon,
                                          Chief Executive Officer


Dated:  August 14, 2002