Form 10QSB
period 2002-09-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2002-11-14
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

As of November 14, 2002, 8,138,305 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002



PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

Item 1.  Financial Statements

         Condensed Balance Sheet as of September 30, 2002                    2

         Condensed Statements of Operations for the Three Months
         and Nine Months ended September 30, 2002 and
         September 30, 2001                                                  3

         Condensed Statements of Cash Flows for the Nine Months
         ended September 30, 2002 and September 30, 2001                     4

         Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  16

Item 2.  Changes in Securities and Use of Proceeds                          16

Item 3.  Defaults upon Senior Securities                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 5.  Other Information                                                  16

Item 6.  Exhibits and Reports on Form 8-K                                   16

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems

                             Condensed Balance Sheet

                               September 30, 2002

                                   (Unaudited)

ASSETS
------
Current assets:
   Cash and equivalents                                            $    166,115
   Accounts receivable, net                                           1,001,269
   Inventories, net                                                     407,193
   Prepaid expenses and other current assets                            148,510
                                                                   ------------
Total current assets                                                  1,723,087

Furniture and equipment, net of accumulated
   depreciation and amortization of $1,318,571                          152,714

Other assets                                                             22,247
                                                                   ------------
                                                                   $  1,898,048
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable to related party                                  $  2,228,215
   Accounts payable                                                     492,923
   Accrued liabilities                                                1,704,949
   Deferred extended warranty revenue                                   223,999
   Customer deposits                                                    182,423
   Capitalized lease obligation and other notes payable                   6,234
                                                                   ------------
Total current liabilities                                             4,838,743
                                                                   ------------

Stockholders' deficit:

   Preferred stock, no par value, 20,000,000 shares authorized;

      none issued or outstanding                                              -

   Common stock, no par value, 20,000,000 shares authorized;
      8,138,305 issued and outstanding                               12,630,604
   Accumulated deficit                                              (15,571,299)
                                                                   ------------
Total stockholders' deficit                                          (2,940,695)
                                                                   ------------
                                                                   $  1,898,048
                                                                   ============

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                                          Ophthalmic Imaging Systems

                                      Condensed Statements of Operations

                                                  (Unaudited)


                                           Three months ended September 30,   Nine months ended September 30,
                                                2002           2001                 2002           2001
                                            ------------   ------------         ------------   ------------
Net revenues                                $ 1,953,901    $ 1,092,630          $ 5,513,546    $ 4,133,234

Cost of sales                                   740,341        489,308            2,166,836      1,923,811
                                            -----------    -----------          -----------    -----------
Gross profit                                  1,213,560        603,322            3,346,710      2,209,423

Operating expenses:
  Sales and marketing                           497,521        241,865            1,580,050      1,157,422
  General and administrative                    322,050        264,201              854,706        850,185
  Research and development                      135,429        134,601              404,592        311,891
                                            -----------    -----------          -----------    -----------
     Total operating expenses                   955,000        640,667            2,839,348      2,319,498
                                            -----------    -----------          -----------    -----------
Income from operations                          258,560        (37,345)             507,362       (110,075)

Other expense, net                              (86,574)       (71,004)            (265,985)      (179,345)
                                            -----------    -----------          -----------    -----------
Income (loss) before extraordinary item         171,986       (108,349)             241,377       (289,420)

Extraordinary item                                    -              -                    -        188,762
                                            -----------    -----------          -----------    -----------
Net income                                  $   171,986    $  (108,349)         $   241,377    $  (100,658)
                                            ===========    ===========          ===========    ===========

Shares used in the calculation of basic

  net income per share                        8,138,305      8,138,305            8,138,305      8,138,305
                                            ===========    ===========          ===========    ===========
Basic income (loss) per share before

  extraordinary item                        $      0.02    $     (0.01)         $      0.03    $     (0.03)

Extraordinary item                                    -              -                    -           0.02
                                            -----------    -----------          -----------    -----------
Basic net income per share                  $      0.02    $     (0.01)         $      0.03    $     (0.01)
                                            ===========    ===========          ===========    ===========

Shares used in the calculation of diluted

  net income per share                        8,138,305      8,138,305            8,138,305      8,138,305
                                            ===========    ===========          ===========    ===========
Diluted income (loss) per share before

  extraordinary item                        $      0.02    $     (0.01)         $      0.03    $     (0.03)

Extraordinary item                                    -              -                    -           0.02
                                            -----------    -----------          -----------    -----------

Diluted net income per share                $      0.02    $     (0.01)         $      0.03    $     (0.01)
                                            ===========    ===========          ===========    ===========


                                The accompanying notes are an integral part of
                                     these condensed financial statements.

                           Ophthalmic Imaging Systems

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                     Nine months ended September 30,
                                                            2002         2001
                                                         ---------    ---------

OPERATING ACTIVITIES:
Net income                                               $ 241,377    $(100,658)
Adjustments to reconcile net income to net cash
  used in operating activities:
     Depreciation and amortization                          57,413       92,147
     Stock option compensation expense                           -        3,049
     Extraordinary gain on early exinguishment of debt           -     (188,762)
     Net increase in current assets other
        than cash and equivalents                         (153,605)    (102,421)
     Net decrease in current liabilities other than
        short-term borrowings                             (108,116)    (116,037)
                                                         ---------    ---------
Net cash provided by operating activities                   37,069     (412,682)

INVESTING ACTIVITIES:

Purchases of furniture and equipment                       (25,449)     (75,660)
Net increase in other assets                                (9,357)      (2,040)
                                                         ---------    ---------
Net cash used in investing activities                      (34,806)     (77,700)

FINANCING ACTIVITIES:

Principal payments on notes payable                         (5,874)      (5,410)

Proceeds from borrowings under
  notes payable to significant shareholders, net            97,800      532,407
                                                         ---------    ---------
Net cash provided by financing activities                   91,926      526,997
                                                         ---------    ---------
Net increase in cash and equivalents                        94,189       36,615

Cash and equivalents at beginning of period                 71,926       36,574
                                                         ---------    ---------
Cash and equivalents at end of period                    $ 166,115    $  73,189
                                                         =========    =========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

     Reduction in aggregate debt payable
     to significant shareholders in exchange for
     inventory and other noncash transactions, net       $(117,141)   $(115,738)
                                                         =========    =========


                 The accompanying notes are an integral part of
                      these condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

         Three and Nine Month Periods ended September 30, 2002 and 2001


                                   (Unaudited)


Note 1.   Basis of Presentation

          The accompanying unaudited condensed balance sheet as of September 30, 2002, condensed statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the condensed statements of cash flows for the nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the Twelve Months Ended December 31, 2001 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

          The following table sets forth the computation of basic and diluted income per share:

                                                             Unaudited                       Unaudited
                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                           -------------                   -------------
                                                        2002            2001           2002            2001
                                                   --------------------------------------------------------------
                Numerator for basic and diluted
                net income  (loss) per share         $ 171,986      $ (108,349)      $ 241,377     $ (100,658)
                                                   ==============================================================

                Denominator for basic net income
                (loss) per share:
                   Weighted average shares           8,138,305       8,138,305       8,138,305      8,138,305

                Effect of dilutive securities:
                   Employee/director stock options          --              --              --             --
                   Warrants and other                       --              --              --             --
                                                   --------------------------------------------------------------
                Dilutive potential common shares            --              --              --             --

                                                   --------------------------------------------------------------
                Denominator for diluted net
                income (loss) per share              8,138,305       8,138,305       8,138,305      8,138,305
                                                   ==============================================================

                Basic net income (loss) per share      $ 0.02         $ (0.01)          $ 0.03       $ (0.01)
                                                   ==============================================================

                Diluted net income (loss) per share    $ 0.02         $ (0.01)          $ 0.03       $ (0.01)
                                                   ==============================================================

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

          Also in connection with this transaction, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all interest is payable as stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At September 30, 2002, the Company had recorded approximately $314,000 in principal and interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owed under the

          Short-Term Note to amounts owed under the Working Capital Note (as defined below).

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

          At September 30, 2002, the Company had recorded, in aggregate, approximately $2,575,000 in principal and interest outstanding under the Working Capital Note and Amendment Note.

          At September 30, 2002, the Company had recorded approximately $2,228,000 in aggregate debt owed to MediVision, which amount is net of approximately $661,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

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

Note 5    Extraordinary Item

          In March 2001, the Company reached an agreement with Imperial Bank (the "Bank") to retire the aggregate amount of principal and interest previously recorded pursuant to a stock appreciation right granted to the Bank in connection with a credit agreement. Accordingly, the debt forgiven in the amount of $188,762 was recognized as an extraordinary item in the financial statements for the nine months ended September 30, 2001.


Note 6    Subsequent Event

          In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, in the maximum aggregate amount of approximately $1.9 million. MediVision intends to subordinate to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. The parties are currently in discussions with respect to said guarantees and security interests.

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

     At September 30, 2002, the Company had an accumulated deficit in excess of $15 million and its current liabilities exceeded its current assets by approximately $3.1 million. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Critical Accounting Policies, Disclosure and Internal Controls
--------------------------------------------------------------

     Ophthalmic Imaging System's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. Ophthalmic Imaging Systems recognizes revenue when products are shipped. Estimates are used relative to the expected useful lives of depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact transactions could change.

     The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a--14(c) in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.


Results of Operations
---------------------

Revenues

     The Company's revenues for the third quarter ended September 30, 2002 were $1,953,901, representing an increase of approximately 79% from revenues of $1,092,630 for the third quarter ended September 30, 2001. Revenues for the first nine months of fiscal 2002 were $5,513,546 representing an increase of approximately 33% from revenues of $4,133,234 for the comparable period of fiscal 2001. The amounts in both years include revenues from deliveries of the Company's digital angiography systems introduced at the annual AAO meeting held in the preceding year. Sales of these products accounted for approximately 85% and 81% of the Company's total revenues for the third quarter and nine-month period of 2002, respectively. Sales of these products accounted for approximately 85% and 70% of the Company's total revenues for the third quarter and nine-month period of 2001, respectively. Revenues from sales of systems incorporating the Company's DFI and DSLI products continue to be below initial management expectations and accounted for approximately 2% of third quarter revenues during both 2002 and 2001, respectively, and 3% and 9% of revenues for the first nine months of 2002 and 2001, respectively. Revenues from sales of the Company's products to MediVision were approximately $31,100 and $260,100 during the 3-month and 9-month periods ended September 30, 2002, respectively, and $42,600 and $323,000 during the 3-month and 9-month periods ended September 30, 2001, respectively.

Gross Margins

     Gross margins were approximately 62% during the third quarter ended September 30, 2002 versus approximately 55% for the comparable quarter of 2001. For the nine-month period ended September 30, 2002, gross margins were approximately 61% as compared to approximately 54% during the comparable period of 2001. The Company has undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

     Sales and marketing and general and administrative expenses accounted for approximately 42% of total revenues during the third quarter of fiscal 2002 as compared to approximately 46% during the third quarter of fiscal 2001. Actual expense levels increased to $819,571 during the third quarter of 2002 versus $506,066 during the third quarter of 2001. For the first nine months of fiscal 2002 and fiscal 2001 such expenses accounted for approximately 44% and 49% of total revenues for the respective nine-month periods. Actual expenses increased to $2,434,756 from $2,007,607 during the nine-month periods of fiscal 2002 and 2001, respectively. Primary contributing factors to the increased expenses were salaries and support costs related to direct sales and other support personnel added during and subsequent to the third quarter of 2001 as well as other costs in connection with the Company's selling efforts in 2002.

Research and Development Expenses

     Research and development expenses were $135,429 in the third quarter of fiscal 2002 and $134,601 in fiscal 2001. Such expenses accounted for approximately 7% and 12% of revenues during the third quarter of 2002 and 2001, respectively. For the first nine months of fiscal 2002, such expenses accounted for approximately 7% of total revenues as compared to approximately 8% during the comparable period of 2001. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products.


Other Expense

     Other expense was $86,574 during the second quarter of fiscal 2002 versus $71,004 during the same period of 2001. For the nine-month periods, other expense was $265,985 and $179,345 in fiscal 2002 and fiscal 2001, respectively. These amounts were comprised principally of interest expense, mainly associated with net borrowings from MediVision and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $171,986, or $0.02 per share, for the third quarter ended September 30, 2002 as compared to a net loss of $108,349, or $0.01 per share, for the third quarter ended September 30, 2001. For the nine-month periods, the Company recorded net income of $241,377, or $0.03 per share, as compared to a net loss of $100,658, or $0.01 per share, during fiscal 2002 and fiscal 2001, respectively.

     The 2001 amounts include an extraordinary gain of $188,762, or $.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted to the Bank, discussed in further detail in Note 5 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $2.4 million. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.


Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $37,069 during the nine months ended September 30, 2002 as compared to using cash of $412,682 during the nine months ended September 30, 2001. The cash generated from operations during the first nine months of 2002 was principally from net income for the period, which amount was substantially offset by inventory procurements and certain other expenditures in connection with anticipated near-term sales demand for the Company's products. The cash used in operations during the first nine months of 2001 was principally to fund the loss before extraordinary item. In addition, the Company recognized significant sales during the latter portion of the third quarter, resulting in increased accounts receivable balances as well as reduced customer deposit levels at the end of the period. The impact of these factors was only partially offset by a net increase in the aggregate of accounts payable and accrued liabilities during the period.

     Cash used in investing activities was $34,806 during the first nine months of 2002 as compared to $77,700 during the same period for 2001. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements available to the Company, if any.

     The Company generated cash from financing activities of $91,926 during the first nine months of fiscal 2002 as compared to $526,997 during the comparable period of fiscal 2001. The cash provided by financing activities during both periods was principally from increased borrowings under existing arrangements with MediVision. Principal payments on notes payable other than to significant shareholders in both years were minimal.

     As discussed further above and in Note 3 and Note 4 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed the Short-Term Note and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At September 30,

2002, the Company had recorded approximately $314,000 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owed under the Short-Term Note to amounts owed under the Working Capital Note.

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

     In July 2001, the Company and MediVision entered into the Amendment whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed the Amendment Note. Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003, or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in

     At September 30, 2002, the Company had recorded approximately $2,228,000 in aggregate debt owed to MediVision, which amount is net of approximately $661,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

     In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, in the maximum aggregate amount of approximately $1.9 million. MediVision intends to subordinate to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. The parties are currently in discussions with respect to said guarantees and security interests.

     Notwithstanding the foregoing, the Company's relationship with MediVision, will, in management's opinion, significantly improve the Company's financial condition and enhance management's ability to achieve sustained profitable operations, particularly in light of the agreement between MediVision and Agfa-Gevaert N.V. ("Agfa") entered into during the fourth quarter of 2001. Pursuant to the agreement, Agfa acquired a minority interest in MediVision and is to invest in MediVision up to $3.5 million, $1 million of which was provided in connection with the closing in October 2001, $1 million of which was paid in April 2002 and $500,000 of which was paid in November 2002. Under the terms of the Agreement, among other things, Agfa and MediVision will jointly develop, promote and market a combined, Integrated Digital Ophthalmology Picture Archive & Communication System. The Company anticipates actively supporting MediVision in these efforts.

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

ITEM 1.    LEGAL PROCEEDINGS
           None.

ITEM 2.    CHANGES IN SECURITIES
           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
           None.

ITEM 5.    OTHER INFORMATION
           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           (a)      None.
           (b) On August 14, 2002, the Company filed a Form 8-K disclosing that the Company had furnished a Certification Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002 to the Securities and Exchange Commission, in connection with the filing of its report on Form 10-QSB for the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         OPHTHALMIC IMAGING SYSTEMS
                                         (Company)


                                         By: /s/ Gil Allon
                                             -----------------------------------
                                             Gil Allon,
                                             Chief Executive Officer



                                             /s/ Ariel Shenhar
                                             -----------------------------------
                                             Ariel Shenhar,
                                             Chief Financial Officer



Dated:  November 14, 2002

         Form of 302 Certification for Quarterly Reports on Form 10-QSB

I, Gil Allon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ophthalmic Imaging Systems;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                        /s/ Gil Allon
                                               ---------------------------------
                                               Gil Allon
                                               Chief Executive Officer

         Form of 302 Certification for Quarterly Reports on Form 10-QSB

I, Ariel Shenhar, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ophthalmic Imaging Systems;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                         /s/ Ariel Shenhar
                                                --------------------------------
                                                Ariel Shenhar
                                                Chief Financial Officer