Form 10KSB
period 2002-12-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2003-03-27
CIK 885317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                           Commission File No. 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
             (Exact name of Registrant as specified in its charter)

California                                  94-3035367
----------                                  ----------
(State or other jurisdiction                (I.R.S. Employer of incorporation or
organization                                Identification No.)

221 Lathrop Way, Suite I, Sacramento, CA    95815
----------------------------------------    -----
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

          Check if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes /X/ No/.

          The issuer's revenues for its most recent fiscal year were $7,908,186.

          The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 28, 2003, was approximately $630,364 by reference to the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February 28, 2003, there were 8,138,305 issued and outstanding shares of issuer's common stock.

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

          Since its inception, the Company has developed products that have addressed primarily the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in the Company's angiography line are its Winstation digital imaging systems. These WinStation products are targeted primarily at retinal specialists and general ophthalmologists in the diagnosis and treatment of retinal diseases and other ocular pathologies.

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

          In July 2000, the Company, Premier and MediVision Medical Imaging Ltd., an Israeli company ("MediVision"), entered into a series of definitive agreements relating to the transfer of Premier's ownership interests in the Company to MediVision in exchange for cash and stock (the "MediVision Investments"). In separate but related transactions, MediVision loaned the Company $260,000 as short-term funding for continued operations and, upon the closing of the transactions contemplated under the agreements in August 2000 (the "Closing"), MediVision committed to loan up to $1,500,000 to the Company, which is convertible at MediVision's option, at any time into shares of the Company's common stock. at a conversion price of $.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by substantially all of the Company's assets.Pursuant to the agreements relating to the MediVision Investments, among other things: (i) the Company's entire debt owed to Premier, calculated at an approximate book value of $2,100,000, was converted per the agreements in favor of Premier into shares of the Company's common stock at a conversion price of $.55 per share; and (ii) MediVision purchased all of the stock of the Company then held by Premier, including 150 shares of the Company's Series B Preferred Stock which were converted by their terms into shares of common stock, and 3,832,727 shares of common stock issued pursuant to the conversion of the Premier debt.

          In addition, at the Closing, Premier and the Company executed a mutual waiver and release of claims, thereby releasing each other from any and all claims, whether known or unknown between them, including the $500,000 Termination Fee claimed by the Company against Premier.

          In July 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement ("Amendment") whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.185 per share, subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

          At December 31, 2002 and 2001, the Company had recorded approximately $1,913,290 and $2,247,556, respectively, in aggregate debt and accrued interest owed to MediVision, which amount is net of approximately $859,721 and $345,436 in 2002 and 2001, respectively, in accounts receivable recorded in connection with sales of the Company's products to MediVision.

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

          Over the past 35 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. The Company's WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored on CD-ROM. The Company offers a variety of networking and printer options.

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

          Markets

          Having reviewed a broad selection of third party sources, including reports by American Medical Information, the Company believes there are approximately 16,000 ophthalmologists in the United States and 28,000 ophthalmologists practicing medicine in countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neurology, plastics, pediatric, cataract, cornea and refractive surgery. There are approximately 29,000 practicing optometrists (OD) in the United States, with the preponderance of practicing optometrists worldwide located in the United States.

          The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the Company's digital imaging system products. The Company believes there are now over 8,500 fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,200 units per year at an average per unit selling price of approximately $24,000. Of total cameras worldwide, including new and previously owned, a significant number are suitable to be interfaced with Company digital imaging systems.

          Currently the Company knows of six manufacturers of fundus cameras. These manufacturers produce a total of 13 models, and the Company has designed optical and electronic interfaces for each of them.

          The primary target market for digital angiography systems are retinal specialists who number approximately 2,000 in the United States. The Company's digital imaging system sales have been driven in this segment by both fluorescein and ICG angiography. The Company expects the demand for digital angiography to continue, as it is becoming a standard of care. The primary target markets for the DFI and DSLI products are optometrists, the majority of whom are among the approximately 29,000 practicing in the United States, which number includes those employed by or affiliated with retail optometry organizations; retinal specialists and general ophthalmologists who, combined, number approximately 16,000 in the United States; 5,000 retail optometry chain outlets in the United States; and teaching institutions and military hospitals. The DFI is a significantly lower cost alternative to currently available fundus cameras for use in posterior segment color fundus imaging and fluorescein angiography. In addition, both the DFI and DSLI provide the features, capabilities and benefits of digital imaging.

          Sales, Marketing and Distribution

          The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2002, the Company's sales and marketing organization consisted of a national sales manager as well as 6 territory sales representatives and 6 product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contractors to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

          Internationally, the Company utilizes ophthalmic distributors that sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision serves as the principal distributor of the Company's products in Europe and certain other international markets.

          To promote sales, the Company prepares brochures, data sheets and application notes on its products, participates in industry trade shows and workshops, and advertises in trade journals, press releases, direct mail solicitations, journal articles, and scientific papers and presentations.

          Manufacturing and Production

          The Company is primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The Company also manufactures its DFI optical head. Certain components are subcontracted to outside vendors and assembled at OIS. The Company inventories and assembles components in a 10,200 square foot facility located in Sacramento, California. For production of certain components of its products, the Company's manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

          The Company has been audited by the Food and Drug Administration (the "FDA") and was deemed to conform to Good Manufacturing Practices ("GMP"). The Company has 510(k)'s on file for its digital angiography products, including its DFI and DSLI.

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

          Competition

          The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. With respect to its WinStation products, the Company is aware of two primary competitors in the United States, which produce and are delivering digital fundus imaging systems in volume, Topcon and Zeiss. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, the Company's products interface with different models of fundus cameras from a wide variety of manufacturers. Four other companies are known to have systems in primarily the international market, and the U.S. market to a limited extent, each with small market penetration.

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

          Research and Development

          The Company's net research and development expenditures in the years ended December 31, 2002 and 2001 were approximately $559,000 and $549,000, respectively. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

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

          The Company has also developed a digital fundus imaging system incorporating its Digital Fundus Imager, and has filed U.S. Utility and foreign PCT Patent Applications directed to the system. While the Company believes that this digital fundus imaging system is innovative, there can be no assurance that a patent will ultimately be obtained, that such a patent will provide commercially valuable protection or that any patent, if obtained, will not be circumvented or invalidated.

          Further, although the Company believes that its products do not and will not infringe on patents or violate proprietary rights of others, it is possible that its existing rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur or be claimed to occur by third parties.

          In the event that any of the Company's products, infringe patents, trademarks or proprietary rights of others, the Company may be required to modify the design of such products, change the names under which the products or services are provided or obtain licenses. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. There can be no assurance that the Company's patents or trademarks, if granted, would be upheld if challenged or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

          The Company also relies on trade secrets, know-how, continuing technological innovation and other unpatented proprietary technology to maintain its competitive position. Certain of the proprietary software and optical interfaces of the Company's digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware, software and video components are purchased from third parties. No patent applications have been filed with respect thereto. The Company anticipates aggressively defending its unpatented proprietary technology, although there is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets and other proprietary technology.

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

          GOVERNMENT REGULATION

          The marketing and sale of the Company's products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to
Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDCA"), the Company is required to file, and has submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning the Company's diagnostic imaging systems, including its DFI and DSLI. The FDA has approved the Company's pre-marketing notification submittals, thereby granting the Company permission to market its products, subject to the general controls and provisions of the FDCA. The classification of the Company's products require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because the Company is engaged in international sales, the Company's products must satisfy certain manufacturing requirements and may subject the Company to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

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

          INSURANCE

          The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of December 31, 2002, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

          EMPLOYEES

          As of December 31, 2002, the Company had 40 full-time employees. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

          The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTY.

          The Company leases under a noncancelable triple net lease expiring in May 2005, approximately 10,200 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays minimum monthly lease payments, with respect to these properties, in the aggregate of approximately $7,400. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to significantly renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

ITEM 3.     LEGAL PROCEEDINGS.

          In October 2002, the Company received a lawsuit from one of its former vendors claiming that approximately four years ago the Company cancelled a purchase order. The vendor is seeking damages in the amount of approximately $12,000 plus interest. The Company is defending itself against this suit.

          Except as indicated above, to management's knowledge, there are no material legal proceedings presently pending or threatened to which the Company (or any of its directors or officers in their capacity as such) is, or may be, a party or to which property of the Company is, or may be, subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Company's 2002 Annual Meeting of Shareholders held on November 22, 2002, the following matters were voted upon and adopted by the votes indicated:


                                                                        For       Withheld    Against      Abstain
         To elect  five  individuals  to serve as the Board of
         Directors  of  the  Company  until  the  next  annual       7,180,700      11,998       --           --
         meeting of  shareholders  and until their  successors
         are elected and qualified.1

         To ratify the  selection by the Board of Directors of
         Perry-Smith & Co. to be the  independent  accountants       7,180,166        --       5,500        7,032
         with respect to the audit of the Company's  financial
         statements  for the fiscal  year ended  December  31,
         2002.

         (1) Reflects votes cast for, and withheld for all directors, except for Alon Harris who received 7,181,200 votes for and 11,498 votes withheld.


         There were 945,607 broker non-votes with respect to the matters listed above.

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


                                  Year Ended December 31, 2002                Year Ended December 31, 2001
                             --------------------------------------      --------------------------------------
                                High          Low       Dividend            High          Low       Dividend
                                 Ask          Bid                            Ask          Bid
                             --------------------------------------      --------------------------------------
First Quarter                    0.22          0.03          --              0.25          0.11         --
Second Quarter                   0.20          0.12          --              0.20          0.10         --
Third Quarter                    0.24          0.11          --              0.15          0.06         --
Fourth Quarter                   0.45          0.11          --              0.13          0.06         --


--------------------

          On February 28, 2003, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $.29 per share and there were approximately 141 shareholders of record.

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

          Equity Compensation Plans

          The following table sets forth certain information, as at February 28, 2003, with respect to the Company's equity compensation plans:


                                                                                               Number of securities
                               Number of securities to            Weighted-average           remaining available for
                               be issued upon exercise            exercise price of              future issuance
                               of outstanding options,           outstanding options,             under equity
        Plan Category            warrants and rights             warrants and rights            compensation plans
        -------------            -------------------             -------------------            ------------------
Equity compensation
plans approved by
security holders.............             --                               --                            --

Equity compensation
plans not approved by
security holders.............          1,715,952(a)                      $.47                       1,081,667(b)
                                       ------------                      ----                       ------------

  Total......................          1,715,952                         $.47                       1,081,667
                                       =========                         ====                       =========


     (a) Includes 92,319 and 65,000 shares subject to options granted under the Company's 1992 Stock Option Plan and 1997 Stock Option Plan under which no further options may be granted. Also includes 115,000 and 1,338,333 shares subject to options granted under the 1995 Stock Option Plan (the "1995 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), respectively. Also includes 105,300 options granted under individual stock option plans.

     (b) Includes 920,000 and 161,667 shares available for future grant under the 1995 Plan and the 2000 Plan respectively, to employees and directors of, consultants to, and to non-employee directors of, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 1995 Plan and the 2000 Plan will again be available for the grant of options under the applicable plan.

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

          In October 2001, Medivision, the Company's parent, signed an agreement for the acquisition of a minority interest by Agfa Gevaert N.V. creating an alliance for joint development and marketing of an integrated, digital Ophthalmology PACS solution. The marketing efforts under this agreement are anticipated to be implemented beginning in the US market, and are to include efforts by the Company. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

          At December 31, 2002, the Company had an accumulated deficit in excess of $15 million and its current liabilities exceeded its current assets by approximately $2.8 million. A significant portion of the current debt is amounts owing to Medivision under the arrangement discussed above. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

          Critical Accounting Policies, Disclosure and Internal Controls

          The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company recognizes revenue when products are shipped. Estimates are used relative to the expected useful lives of depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact transactions could change.

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

          Selected Financial Data

                                                                                                         Four Months Ended
                                  Years Ended December 31,          Years Ended December 31,                December 31,
                                ------------------------------    -----------------------------    ----------------------------
                                     2002           2001               2001           2000              2000           1999
                                ------------------------------    -----------------------------    ----------------------------
                                                                                  (unaudited)                      (unaudited)
Statement of Operations Data:
Net revenues                    $ 7,908,186     $ 6,512,176       $ 6,512,176     $ 4,069,441       $ 1,180,642    $ 1,660,300

Cost of sales                     2,980,388       2,619,758         2,619,758       2,742,240         1,324,118      1,215,698
                                --------------- --------------    --------------- -------------     -------------- -------------
     Gross profit (loss)          4,927,798       3,892,418         3,892,418       1,327,201          (143,476)       444,602
                                --------------- --------------    --------------- -------------     -------------- -------------
Operating expenses:
  Sales,  marketing, general
   and administrative             3,424,023       3,185,923         3,185,923       2,792,794         1,115,403        962,913
  Research and development          558,999         549,419           549,419         322,927           155,874        156,400
                                --------------- --------------    --------------- -------------     -------------- -------------
     Total operating expenses     3,983,022       3,735,342         3,735,342       3,115,721         1,271,277      1,119,313

                                --------------- --------------    --------------- -------------     -------------- -------------
Income (loss) from operations       944,776         157,076           157,076      (1,788,520)       (1,414,753)      (674,711)

Other expense, net                 (360,953)       (273,384)         (273,384)       (185,963)          (51,003)       (50,961)
                                --------------- --------------    --------------- -------------     -------------- -------------
Net loss before  extraordinary      583,823        (116,308)         (116,308)     (1,974,483)       (1,465,756)      (725,672)
        item
Extraordinary item                                  188,762           188,762          62,836                 -              -
                                --------------- --------------    --------------- -------------     -------------- -------------
Net Income (loss) before taxes      583,823          72,454            72,454      (1,911,647)       (1,465,756)      (725,672)

Income Taxes                        (19,000)
                                --------------- --------------    --------------- -------------     -------------- -------------
Net income (loss)               $   564,823     $    72,454       $    72,454     $(1,911,647)      $(1,465,756)   $  (725,672)
                                =============== ==============    =============== =============     ============== =============

Basic earnings (loss) per share $       .07     $       .01       $    0  .01     $      (.40)      $      (.18)   $      (.17)
                                =============== ==============    =============== =============     ============== =============
Shares used in the
  calculation of net
    earnings (loss) per share     8,138,305       8,138,305         8,138,305       4,763,707         8,138,305      4,272,461
                                =============== ==============    =============== =============     ============== =============




                                                                                                         Four Months Ended
                                  Years Ended December 31,          Years Ended December 31,                December 31,
                                ------------------------------    -----------------------------    ----------------------------
                                     2002           2001               2001           2000              2000           1999
                                ------------------------------    -----------------------------    ----------------------------
                                                                                  (unaudited)                      (unaudited)
Statement of Cash Flows Data:
-----------------------------

Net cash used in operating
   activities                   $   725,331     $  (349,371)      $  (349,371)    $(1,163,554)      $(1,026,156)   $   (39,222)

Net cash used in investing
   activities                       (72,331)        (97,017)          (97,017)        (31,378)          (57,359)        (7,293)
Net cash provided by (used
   in) financing activities        (342,207)        481,740           481,740       1,018,920           864,129         81,094
                                --------------- --------------    --------------- -------------     -------------- -------------
Net increase (decrease) in
   cash and cash equivalents    $   311,308     $    35,352       $    35,352     $  (176,012)      $  (219,386)   $    34,579
                                =============== ==============    =============== =============     ============== =============


         Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

         Revenues

         The Company's revenues for the year ended December 31, 2002 were $7,908,186 representing an increase of approximately 21% from revenues of $6,512,176 for the year ended December 31, 2001. The increased revenue levels for 2002 include revenues from initial deliveries of the Company's newest digital angiography systems, including the WinStation 1400 and WinStation 5000. Sales of these products, including upgrades, accounted for approximately 87% of the Company's total revenues for the year ended 2002. The increased revenue levels during the 2002 period reflect the impact of a number of factors discussed in further detail below. Revenues from sales of systems incorporating the Company's DFI and DSLI products accounted for approximately 5% and 6% of revenues during 2002 and 2001, respectively.

         Gross Margins

         Gross margins were approximately 62% during fiscal 2002 versus approximately 60% for fiscal 2001. The fiscal 2002 gross margin percentage reflects the continued impact of sales of higher margin products as well as economies of scale associated with the fixed and semi-variable overhead cost absorption over increased revenue levels. The 2001 gross margin percentage reflects the impact of sales of higher margin products as well as economies of scale associated with fixed and semi-variable overhead cost absorption over increased revenue levels. Pursuant to the Closing of the transactions with MediVision, the Company has, with support from MediVision, undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

         Sales, Marketing, General and Administrative Expenses

         Sales, marketing, general and administrative expenses accounted for approximately 43% of total revenues during fiscal 2002 as compared with approximately 49% during fiscal 2001. Expense levels increased to $3,424,023 during fiscal 2002, representing an increase of approximately 7% compared to expenses of $3,185,923 in 2001. Primary contributing factors to the increased expenses were professional, administrative and other costs as well as increased commissions and other expenses associated with significantly increased revenue levels during 2002 versus 2001.

         Research and Development Expenses

         Research and development expenses increased by approximately 2% to $558,999 during 2002 from $549,419 during 2001. Such expenses accounted for approximately 7% of total revenues during fiscal 2002 as compared to approximately 8% of revenues during fiscal 2001. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

         Other Income (Expense)

         Other expense was $360,953 during 2002 compared to $273,384 during 2001. These amounts were comprised principally of interest expense associated with net borrowings from MediVision during fiscal 2002 and 2001, respectively, interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products and interest expense in connection with a stock appreciation right granted to the Company's bank discussed in further detail below. Interest income in both periods was insignificant.

         Net Income (Loss)

         The Company reported net income of $564,823, or $.07 per share, during 2002, compared to a net income of $72,454, or $0.01 per share, during 2001. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

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

         The results of operations for 2002 reflect the positive impact of the Company's ongoing attention and resources to core marketing, selling and corporate operations issues. Growing sales of the Company's digital angiography products reflect the market acceptance of these products and the ongoing product quality improvements made to meet customers' requirements. The results of operations for 2001 reflect the positive impact of redirecting the Company's attention and resources to core marketing, selling and corporate operations issues, and it marks the Company's first year of profitability since its initial public offering. Initial sales of the Company's newest digital angiography products contributed significantly to these results and the Company is hopeful that these products will contribute substantial future revenues. There can be no assurance, however, that there will be continued market acceptance of these products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $665,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period (see Note 11 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 11% and 12% of the Company's net sales for 2002 and 2001, respectively.

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

         Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

         Revenues

         The Company's revenues for the year ended December 31, 2001 were $6,512,176 representing an increase of approximately 60% from revenues of $4,069,441 for the year ended December 31, 2000. The increased revenue levels for 2001 include revenues from initial deliveries of the Company's newest digital angiography systems, including the WinStation 1400 and WinStation 5000. Sales of these products, including upgrades, accounted for approximately 75% of the Company's total revenues for 2001. The reduced revenue levels during the 2000 period reflect the adverse impact of a number of factors discussed in further detail below.

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

         Net Income (Loss)

         The Company reported net income of $72,454, or $0.01 per share, during 2001, compared to a net loss of $1,911,647, or $0.40 per share, during 2000. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128. The 2001 amounts include an extraordinary gain recorded during the first quarter of $188,762, or $0.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted to the Company's bank.

         The 2000 amounts include an extraordinary gain recorded during the third quarter of $62,836, or $0.01 per share, comprised principally of the write-off of the recorded amount of debt owed to Premier in excess of the amount calculated in connection with the conversion of said debt into shares of the Company's common stock in connection with the Closing in August 2000 of the transaction by and among the Company, Premier and MediVision, and, to a lesser extent, the impact of an insurance claim settlement during fiscal 2000. The results of operations for 2001 reflect the positive impact of redirecting the Company's attention and resources to core marketing, selling and corporate operations issues, and it marks the Company's first year of profitability since its initial public offering. Initial sales of the Company's newest digital angiography products contributed significantly to these results and the Company is hopeful that these products will contribute substantial future revenues. There can be no assurance, however, that there will be market acceptance of these products or that any market acceptance will result in significant future unit sales or revenue contribution. The 2000 figures reflect the adverse impact on revenues and corporate operations attributable to diversion of substantial Company resources and management's attention to acquisition, reorganization, integration and related matters during the period preceding and immediately following the Closing of the transactions with MediVision.

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

         Comparison of Four-Month Period Ended December 31, 2000 to Four-Month Period Ended December 31, 1999

         Revenues

         The Company's revenues for the 4-month period ended December 31, 2000 were $1,180,642, representing a decrease of approximately 29% from revenues of $1,660,300 for the 4-month period ended December 31, 1999. The reduced revenue levels during the 2000 period reflect the adverse impact of a number of factors, including diversion of substantial Company efforts and resources to acquisition, reorganization and integration matters in connection with the Closing of the transactions with MediVision, as well as continued delays in delivery of certain of the Company's products associated with resumption of manufacture and assembly efforts in Sacramento, California following termination during 2000 of the Manufacturing Agreement with Premier. Another contributing factor to the reduced revenue levels during the 2000 period was the continued diversion of significant resources and management efforts to the negotiation of the failed Stock Purchase and Merger Agreements with Premier over the past two years. A reduction in its new order bookings following the termination of the Merger Agreement and Premier's subsequent filing for bankruptcy protection further adversely impacted revenues for the 2000 period. Lastly, the resignation during fiscal 2000 of certain of the Company's sales, marketing and executive management personnel adversely affected the Company's ability to market its products (reference is made to the Company's Form 8-K filed on March 17, 2000 summarizing the executive management resignations).

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

         Net Loss

         The Company incurred a net loss of $1,465,756, or $.18 per share, during the 4-month period ended December 31, 2000 compared to a net loss of $725,672, or $.17 per share, during the 4-month period ended December 31, 1999. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128.

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

         Liquidity and Capital Resources

         The Company's operating activities used cash of $1,026,156 in the 4-month period ended December 31, 2000 as compared to $39,222 in the comparable period of 1999. The cash used in operations during the 2000 4-month period was expended principally to fund the net loss during the period. This amount was partially offset principally by increases in certain reserve levels, including increased accrued liabilities resulting from nonrecurring warranty related charges, and reduced inventory levels resulting from the charge off of potential excess and/or obsolete inventory. The cash used by operations during the 4-month period ended December 31, 1999 was expended principally to fund the loss during the period. This amount was substantially offset by principally customer deposits from orders generated at and shortly after the 1999 Annual Meeting of the American Academy of Ophthalmology and increased accounts payable and accrued liability levels.

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

         The Company's operating activities provided cash of $725,846 during 2002 as compared to using cash of $349,371 during 2001. The cash provided by operations during 2002 was substantially due to the Company's increased profitability. Also contributing were increased sales of extended warranty plans. In addition, cash was increased through a reduction in accounts receivable due to focused collection efforts combined with increased use of the customer financing option and increases in customer deposits. Increasing inventory levels in order to meet increased customer demand and other accrued liabilities associated with ongoing operations activities largely offset these gains.

         Net cash used in investing activities was $57,359 during the 4-month period ended December 31, 2000 as compared to $7,293 during the comparable period of 1999.

         Net cash used in investing activities was $97,017 during 2001 as compared to $31,378 during the comparable period of 2000.

         Net cash used in investing activities was $72,331 during 2002 versus $97,017 during 2001. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements, if any, available to the Company.

         The Company generated cash of $864,129 in financing activities during the 4-month period ended December 31, 2000 as compared to $81,094 during the comparable period of 1999. The principal sources of cash from financing activities during the 2000 period were borrowings under the Working Capital Note. The cash generated from financing activities during the 4-month period ended December 31, 1999 resulted from the exercise of stock options by the exercising directors during the period as well as an increase in the amount of borrowings under the credit facility with the Company's bank discussed above. In addition, pursuant to certain stock purchase agreements with respect to the Company's Series B Preferred Stock, Premier purchased 150 shares of the Company's Series B
Preferred Stock at a per share price of $25 in exchange for Premier's cancellation of a portion of the Company's debt in the aggregate amount of $3,750.

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

         The Company used cash of $342,207 in financing activities during 2002 as compared to generating $481,740 during 2001. The cash used by financing activities was principally from repayment of borrowings under existing arrangements with MediVision, and, to a lesser extent, net repayment of borrowings under a credit facility. Principal payments on notes payable other than to significant shareholders in both years was minimal.

         As discussed further above, on July 21, 2000, the Company executed a promissory note in favor of MediVision (the "Short-Term Note") and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At December 31, 2002, the Company had recorded approximately $319,846 in principal and interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owed under the Working Capital Note discussed in further detail below.

         In addition, in connection with the Closing in August 2000 of the transactions contemplated by the MediVision investments, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The Company has borrowed the maximum principal amount available under the Working Capital Note of $1,500,000, which principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003, except that any principal and accrued but unpaid interest amount outstanding is convertible at any time at MediVision's option into shares of the Company's common stock at a conversion price of $.80 per share. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by substantially all of the Company's assets.

         In July 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement ("Amendment") whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note.

         At December 31, 2002, the Company had recorded approximately $1,913,290 in aggregate debt owed to MediVision, which amount is net of approximately $930,867 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

         In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, in the maximum aggregate amount of approximately $1.9 million. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the company enter into and issue a debenture in favor of the bank to act as security for the debt of Medivision, such debenture shall be secured by a first lien on all of the Company's assets. Such debenture and lien were signed in December 2002.

         On December 31, 2002, the Company's cash and cash equivalents were $383,234. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs. Additionally, such delays could prompt customers to request return deposits that would further adversely impact the Company's cash position.

         Notwithstanding the foregoing, the Company's relationship with MediVision, will, in Management's opinion, significantly improve the Company's financial condition and enhance Management's ability to achieve sustained profitable operations, particularly in light of the agreement between MediVision and Agfa-Gevaert N.V. entered into during the fourth quarter of 2001. Pursuant to the agreement, Agfa acquired a minority interest in MediVision and is to invest in MediVision up to $3.5 million, $1 million of which was provided in connection with the closing in October 2001, $1 million of which was paid in April 2002 and an additional $500,000 was paid in October 2002. Under the terms of the Agreement, among other things, Agfa and MediVision will jointly develop, promote and market a combined, Integrated Digital Ophthalmology Picture Archive & Communication System. The Company anticipates actively supporting MediVision in these efforts.

         The Company's relationship with MediVision provides it with access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has implemented certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision are continuing collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

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

Item 7.  Financial Statements.

         The Company's financial statements for the year ended December 31, 2002 are attached hereto.

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

                                    PART III

Item 9.  Directors,   Executive   Officers,   Promoters  And  Control   Persons;
Compliance With Section 16(A) of The Exchange Act.

        (a)      Directors and Executive Officers

         The following is a list of the names and ages of the Company's directors and executive officers:

Name                Age   Position
------------------- ---------------------------------------------
Gil Allon           41    Chief Executive Officer and Director
Ariel Shenhar       37    Chief Financial Officer, Vice President,
                          Secretary, and Director
Jonathan Adereth    55    Director, Chairman of the Board
Noam Allon          43    Director
Alon Harris, Ph.D.  43    Director


         Gil Allon has served as a member of the Company's Board of Directors since August 2000 and has served as the Company's Chief Executive Officer since January 2002. Mr. Allon has acted in the capacity of the Company's Chief Executive Officer since August 2000. Mr. Allon is also a member of the Compensation and Nomination Committees of the Company's Board of Directors. Mr. Allon has also served as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

         Ariel Shenhar has served as a member of the Company's Board of Directors since August 2000, has served as the Company's Vice President and Chief Financial Officer since July 2002 and has served as the Company's Secretary since August 2002. Mr. Shenhar has also served as a member of the Board of Directors of MediVision since August 1994 and as its Vice President and Chief Financial Officer since January 1997. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli public company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski &Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. Mr. Shenhar received his B.A. in Economics and Accounting in June 1992 and his M.B.A. in Finance, with distinction, in June 1999 both from the Hebrew University in Jerusalem, Israel, and has been a Certified Public Accountant since January 1997.

         Jonathan Adereth has served as Chairman of the Company's Board of Directors since August 2000. Mr. Adereth is also Chairman of each of the Audit, Compensation and Nomination Committees of the Company's Board of Directors. Mr. Adereth has also served as a member of the Board of Directors of MediVision since July 1, 1999. Mr. Adereth currently serves also as Chairman of the Board of Directors of Barnev Ltd., an Israeli corporation engaged in the business of labor monitoring systems. In addition, Mr. Adereth is a director of UCGT Ltd., an Israeli corporation and of Magnalab Inc., a US based corporation. Both companies are engaged in medical imaging technology. From 1994 to 1998, Mr. Adereth served as President and CEO and as a member of the Board of Directors of Elscint Ltd., one of Israel's largest medical equipment companies engaged in the development, manufacturing and marketing of medical imaging products such as CT scanners, MRI systems and gamma cameras. Prior thereto Mr. Adereth served as a senior officer of Elscint Ltd. in various positions and capacities, including as Senior Vice President of Sales and Marketing in 1994 and as Vice President of Sales, from 1986 to 1993. Mr. Adereth received his B.Sc. in Physics from the Technion Israel Institute of Technology in Haifa, Israel in May 1973.

         Noam Allon has served as a member of the Company's Board of Directors since August 2000. Mr. Allon has also served as the President, Chief Executive Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993. Mr. Allon received his B.Sc. in Computer Science with distinction from the Technion Israel Institute of Technology in Haifa, Israel in May 1986.

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

         The Company believes that during the year ended December 31, 2002, its acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements.

Item 10.   Executive Compensation.

        (a)      Summary Executive Compensation Table



                                                Summary Compensation Table
           Name and Principal              Fiscal                                      Other Annual Compensation
                Position                    Year      Salary ($)       Bonus ($)                 ($)
------------------------------------------ ------   -------------    -----------      ---------------------------
  Gil Allon                                 2002      $122,769(1)     $42,963(2)              $36,126(3)
     Chief Executive Officer                2001       120,000         42,269(4)               40,639(5)
                                            2000        40,000            --                   21,710(6)

  Ariel Shenhar                             2002      $ 48,231(7)     $38,000(8)              $ 5,528(9)
      Vice-President, Chief Financial
      Officer


(1) Payments to and on behalf of Mr. Allon for his services to the Company in 2002 were generally made directly by the Company to Mr. Allon. Payments to and on behalf of Mr. Allon for his services to the Company in 2001 and 2000 were generally made directly by MediVision and charged to the Company
(2) $10,000 of this amount was paid during 2002. The balance was accrued in the financial statements. The Company as of February 28, 2003 had not paid the balance.
(3) Represents $25,800 in housing expenses paid by MediVision and charged to the Company and approximately $10,326 in automobile expenses paid directly by the Company.
(4)    Paid by the Company to Mr. Allon in June 2002.
(5) Represents $21,925 in housing expenses and $5,514 in medical insurance premiums paid by MediVision and charged to the Company and approximately $13,200 in automobile expenses for Mr. Allon paid by the Company.
(6) Represents $15,778 in relocation expenses and $1,532 in medical insurance premiums paid by MediVision and charged to the Company and approximately $4,400 in automobile expenses for Mr. Allon paid by the Company.
(7)    Represents salary from July 22, 2002 through December 31, 2002.
(8) Represents bonus accrued in the financial statements. Payment had not been made as of February 28, 2003.
(9) Represents approximately $5,528 paid by the Company for automobile expenses.


        (b)      Summary Option Grants

         During the year ended December 31, 2002, no options were granted by the Company to any named executive officers.

        (c)     Aggregated Option Exercises and Fiscal Year End Values


             OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

                                                               Number of Securities
                                                                    Underlying        Value of Unexercised
                                                                   Unexercised            In-the-Money
                                                                 Options/SARs at         Options/SARs at
                                    Shares         Value            FY-End (#)             FY-End ($)
                                 Acquired on     Realized          Exercisable/           Exercisable/
             Name                Exercise (#)       ($)         Unexercisable (1)         Unexercisable
-------------------------------- ------------- -------------- ----------------------- ----------------------

Gil Allon                             --            --        166,667/83,333                   --
   Chief Executive Officer

Ariel Shenhar
   Vice President, Chief              --            --        100,000/50,000                   --
   Financial Officer

(1) All options had a market value of $.26 per share at December 31, 2002. The exercise price on all shares was $.406 per share.

(d)      Compensation of Directors

         Under the terms of Gil Allon's employment agreement with the Company dated December 1, 2001, Mr. Allon receives a salary of $120,000 annually, a company car for business use and a bonus plan determined annually. In addition, Mr. Allon is entitled to the benefit package offered to all other employees. In October 2002, Mr. Allon received an increase in base salary to $132,000 per year.

         Under the terms of Ariel Shenhar's employment agreement dated July 10, 2002, Mr. Shenhar receives a salary of $114,000 annually, a company car for business use and a bonus plan to be determined annually. In addition, Mr. Shenhar is entitled to the benefit package offered to all other employees.

         In addition, Jonathan Adereth provides certain consulting services to the Company. For services rendered during the year ended December 31, 2002, Mr. Adereth earned consulting fees of approximately $23,500, plus expenses, of which approximately $3,363 remained accrued but unpaid as of December 31, 2002.

         Pursuant to a letter agreement executed on October 24, 2001, between Alon Harris and the Company, the Company has agreed to the following in connection with his service as a director: (i) to grant to Dr. Harris options to purchase up to 20,000 shares of the Company's common stock, at a per share exercise price not less that fair market value on the date of the grant, (ii) to pay to Dr. Harris, in four equal quarterly installments, an annual retainer in the aggregate amount of $4,000, (iii) to pay to Dr. Harris a per meeting fee of $500 for attending non-telephonic meetings of the Board, (iv) to pay to Dr. Harris an hourly fee of $100 for attending telephonic meetings of the Board, and
(v) to reimburse Dr. Harris for reasonable expenses incurred in connection with his services as a director. Mr. Harris earned consulting fees of approximately $6,000, of which approximately $3,000 remained accrued but unpaid as of December 31, 2002.The referenced options were granted in January 2002 at a per share exercise price of $.10, which price exceeded the closing price of the Company's stock on the date of grant.

         No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, no director has been paid any compensation by the Company.

Item 11. Security Ownership Of Certain Beneficial Owners And Management.

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 28, 2003, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officer as a group.

             Name and Address of     Amount and Nature of
               Beneficial Owner        Beneficial Owner      Percent of Class
--------------------------------     --------------------    ----------------

MediVision Medical Imaging Ltd.         5,964,635 (1)             73.3%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel
Gil Allon                                 208,335 (2)              2.5%
221 Lathrop Way, Suite I
Sacramento, CA 95815
Noam Allon                                125,000 (2)              1.5%
221 Lathrop Way, Suite I
Sacramento, CA 95815
Ariel Shenhar                             125,000 (2)              1.5%
221 Lathrop Way, Suite I
Sacramento, CA 95815
Jonathan Adereth                          125,000 (2)              1.5%
221 Lathrop Way, Suite I
Sacramento, CA 95815
Alon Harris, Ph.D.                          6,667 (2)                 *
221 Lathrop Way, Suite I
Sacramento, CA 95815
Directors and Officers as a group         590,000 (2)              6.8%
(total of 5 persons)

------------------------------------------------------------------------------

*        Represents less than 1%.

(1)  As indicated in a Schedule 13D filed by  MediVision  on September 12, 2000.
(2) Represents shares subject to stock options exercisable within 60 days from February 28, 2003.

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

Item 13. Exhibits And Reports On Form 8-K

         A.      Exhibits


Exhibit                                                                                           Footnote
Number         Description of Exhibit                                                            Reference
-------        ----------------------                                                           -----------

2.1            Stock Purchase Agreement, dated as of February 25, 1998, by and between the          (13)
               Company and Premier.

2.2            Agreement and Plan of Reorganization By and Among Premier, Ophthalmic                (18)
               Acquisition Corporation and the Company, dated as of October 21, 1999.

2.3            Series B Preferred Stock Purchase Agreement dated as of October 21, 1999 by          (19)
               and among the Company and Premier.

2.4            Agreement dated as of October 21, 1999 by and among the Company, Premier,            (20)
               Walt Williams, Daniel S. Durrie and Randall C. Fowler.

2.5            Securities Purchase Agreement dated as of July 13, 2000, by and among the            (24)
               Company, Premier and MediVision.

3.1            Articles of Incorporation of the Company, as amended.                                 *

3.2            Amendment to Articles of Incorporation (Certificate of Determination of              (11)
               Preferences of Series A Junior Participating Preferred Stock of the Company).

3.3            Amendment to Articles of Incorporation (Certificate of Determination of              (21)
               Preferences of Series B Preferred Stock of the Company).

3.4            Amended Bylaws of the Company.                                                        *

3.5            Amendment to Amended Bylaws of the Company dated January 28, 1998.                   (16)

4.1            Specimen of Stock Certificate                                                         *




4.2            Rights Agreement, dated as of December 31, 1997, between the Company and             (10)
               American Securities Transfer, Inc., including form of Rights Certificate attached thereto.

4.3            Amendment to Rights Agreement, dated as of February 25, 1998, between the            (14)
               Company and American Securities Transfer, Inc.

4.4            Second Amendment to Rights Agreement, effective as of October 20, 1999,              (22)
               between the Company and American Securities Transfer, Inc.

10.1           Lease Agreement, dated as of April 21, 2001, between the Company and                 (27)
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

10.27          The Company's 1995 Nonstatutory Stock Option Plan and sample form of                 (5)+
               Nonstatutory Stock Option Agreement.

10.28          The Company's 1997 Nonstatutory Stock Option Plan and sample form of                 (12)+
               Nonstatutory Stock Option Agreement.

10.29          Promissory Note dated April 30, 1998 from the Company to Premier Laser               (15)
               Systems, Inc. in the maximum amount of $500,000 due in full upon the earlier of (i) written demand by Premier or (ii) April 30, 1999.

10.30          Security Agreement dated April 30, 1998 by and between the Company and               (15)
               Premier Laser Systems, Inc.

10.31          Form of Indemnification Agreement between the Company and each of its                (16)
               directors, officers and certain key employees.

10.32          Manufacturing Agreement dated March 7, 1999 between the Company and Premier.         (17)

10.33          Working Capital Funding Agreement dated as of July 13, 2000 by and between           (24)
               MediVision and the Company.

10.34          Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001        (26)
               by and between MediVision and the Company.

10.35          Loan and Security Agreement dated as of July 13, 2000 by and between                 (24)
               MediVision and the Company.



10.36          Put and Call Agreement dated as of August 2000 by and between MediVision and         (24)
               the Company.

10.37          Registration Rights Agreement dated as of August 2000 by and between                 (24)
               MediVision and the Company.

10.38          Secured Convertible Working Capital Note dated August 2000 from the Company          (24)
               to MediVision in the principal amount of $260,000.

10.39          Secured Promissory Note dated July 21, 2000 from the Company to MediVision in        (24)
               the principal amount of $1,500,000.

10.40          Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and        (26)
               between MediVision and the Company in the principal amount of $1,000,000

10.41          Cooperation and Project Funding Agreement dated January 21, 2001, among              (25)
               Israel- United States Binational Industrial Research and Development
               Foundation, MediVision and the Company.

10.42          2000 Stock Option Plan.                                                              (27)+

10.43          Secured Debenture Agreement by and between United Mizrahi Bank LTD and the           (28)
               Company dated December 9, 2002

11.1           Computation of net earnings (loss) per share.                                        (28)

23.1           Consent of Perry-Smith & Company LLP, Independent Auditors.                          (28)

99.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002              (28)

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

(26) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001.

(27)           Incorporated by reference to the Company's Annual Report on Form
               10-KSB for the fiscal year ended December 30, 2001, filed on March 26, 2002.

(28)           Filed herewith.

 +             Management contract or compensatory plan or arrangement.




B.       Reports on Form 8-K.

         On November 14, 2002, the Company filed a Form 8-K disclosing that the Company had furnished to the SEC a Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, in connection with the filing of its report on Form 10-QSB for the quarter ended September 30, 2002.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         OPHTHALMIC IMAGING SYSTEMS

                                         Company

                                         By: /s/ Gil Allon
                                             ----------------------------------
                                                 Gil Allon
                                                 Chief Executive Officer

                                             /s/ Ariel Shenhar
                                             -----------------------------------
                                                 Ariel Shenhar
                                                 Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Noam Allon                           Director              March 27, 2003
-----------------------------------
Noam Allon


/s/ Gil Allon                            Director              March 27, 2003
------------------------------------
Gil Allon


/s/ Ariel Shenhar                        Director              March 27, 2003
------------------------------------
Ariel Shenhar


/s/ Jonathan Adereth                     Director              March 27, 2003
------------------------------------
Jonathan Adereth


/s/ Alon Harris                          Director              March 27, 2003
------------------------------------
Alon Harris

           Form of 302 Certification for Annual Report on Form 10-KSB
           ----------------------------------------------------------

     I, Gil Allon, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ophthalmic Imaging Systems;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                    /s/ Gil Allon
                                        -----------------------------------
                                            Gil Allon
                                            Chief Executive Officer

           Form of 302 Certification for Annual Report on Form 10-KSB
           ----------------------------------------------------------

     I, Ariel Shenhar, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Ophthalmic Imaging Systems;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 27, 2003                         /s/ Ariel Shenhar
                                             -----------------------------------
                                                 Ariel Shenhar
                                                 Chief Financial Officer

                           OPHTHALMIC IMAGING SYSTEMS

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

The Board of Directors and Stockholders
Ophthalmic Imaging Systems


          We have audited the accompanying balance sheets of Ophthalmic Imaging Systems as of December 31, 2002 and 2001, and the related statements of income, stockholders' deficit, and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

February 17, 2003

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                           December 31, 2002 and 2001

                                                           2002          2001
                                                        ----------    ----------

                 ASSETS

Current assets:
   Cash and cash equivalents                            $  383,234    $   71,926
   Accounts receivable, net of allowance for
      doubtful accounts of approximately
      $193,000 and $182,000                                902,678     1,022,841
   Inventories (Note 2)                                    463,971       335,493
   Prepaid expenses and other current assets                51,474        45,033
   Deferred tax asset (Note 9)                              51,000
                                                        ----------    ----------

          Total current assets                           1,852,357     1,475,293
                                                        ----------    ----------

Furniture and equipment, at cost, net (Note 3)             178,552       184,678
Other assets                                                12,890        12,890
                                                        ----------    ----------

          Total assets                                  $2,043,799    $1,672,861
                                                        ==========    ==========


                                   (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)
                           DECEMBER 31, 2002 AND 2001


                                                                    2002            2001
                                                                -----------     ------------

               LIABILITIES AND
            STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                             $    590,974    $    627,249
   Accrued liabilities (Note 4)                                    1,471,077       1,564,395
   Deferred extended warranty revenue                                267,888         185,781
   Customer deposits                                                 343,652         217,844
   Notes payable to related party (Note 6)                         1,913,290         473,662
   Income taxes payable (Note 9)                                      70,000
   Capitalized lease obligation (Note 5)                               4,167           8,939
                                                                ------------    ------------

           Total current liabilities                               4,661,048       3,077,870
                                                                ------------    ------------

Capitalized lease obligation, less current portion (Note 5)                            3,169
Notes payable to related party, less current portion (Note 6)                      1,773,894
                                                                ------------    ------------

            Total noncurrent liabilities                                           1,777,063
                                                                ------------    ------------

            Total liabilities                                      4,661,048       4,854,933
                                                                ------------    ------------
Commitments and contingencies (Notes 7 and 11)

Stockholders' deficit
   Common stock, no par value, 20,000,000 shares
     authorized; 8,138,305 shares issued and outstanding          12,630,604      12,630,604
   Accumulated deficit                                           (15,247,853)    (15,812,676)
                                                                ------------    ------------

            Total stockholders' deficit                           (2,617,249)     (3,182,072)
                                                                ------------    ------------

            Total liabilities and stockholders' deficit         $  2,043,799    $  1,672,861
                                                                ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                               STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                              2002            2001
                                                           -----------    -----------
Revenues:
   Net sales                                               $ 7,908,186    $ 6,512,176

Cost of sales                                                2,980,388      2,619,758
                                                           -----------    -----------

             Gross profit                                    4,927,798      3,892,418
                                                           -----------    -----------
Operating expenses:
   Sales and marketing                                       2,233,376      1,927,886
   General and administrative                                1,190,647      1,258,037
   Research and development                                    558,999        549,419
                                                           -----------    -----------

             Total operating expenses                        3,983,022      3,735,342
                                                           -----------    -----------

             Income from operations                            944,776        157,076

Other income (expense):
   Interest income                                                 979            513
   Interest expense                                           (361,932)      (273,897)
                                                           -----------    -----------

             Total other income (expense)                     (360,953)      (273,384)
                                                           -----------    -----------

             Net income (loss) before extraordinary item       583,823       (116,308)

Extraordinary items (Note 8):
   Gain on forgiveness of debt                                                188,762
                                                           -----------    -----------
             Net income before income
                 taxes                                         583,823         72,454
                                                           -----------    -----------

             Income taxes (Note 9)                             (19,000)
                                                           -----------    -----------

             Net income                                    $   564,823    $    72,454
                                                           ===========    ===========

Basic income (loss) per share before extraordinary item    $       .07    $      (.01)

Basic earnings per share from extraordinary item           $              $       .02
                                                           -----------    -----------

Basic earnings per share                                   $       .07    $       .01
                                                           ===========    ===========
Shares used in the calculation of net earnings
   per share                                                 8,138,305      8,138,305
                                                           ===========    ===========


                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                      Common Stock             Deferred                        Total
                              ----------------------------     Compen-      Accumulated    Stockholders'
                                  Shares         Amount        sation         Deficit         Deficit
                              ------------   -------------  ------------    ------------    -------------

Balance, January 1, 2001         8,138,305   $ 12,630,604   $     (3,049)   $(15,885,130)   $ (3,257,575)

Stock option compensation
  expense                                                          3,049                           3,049
Net income                                                                        72,454          72,454
                              ------------   ------------   ------------    ------------    ------------

Balance, December  31, 2001      8,138,305     12,630,604                    (15,812,676)     (3,182,072)

Net income                                                                       564,823         564,823
                              ------------   ------------   ------------    ------------    ------------

Balance, December 31, 2002       8,138,305   $ 12,630,604   $         --    $(15,247,853)   $ (2,617,249)
                              ============   ============   ============    ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                       STATEMENT OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                            2002         2001
                                                         ---------    ---------

Cash flows from operating activities:
   Net income                                            $ 564,823    $  72,454
   Adjustments to reconcile net income
         to net cash used in operating activities:
       Accrued warrant appreciation right                               (39,819)
       Depreciation and amortization                        78,457      124,327
       Stock option compensation expense                                  3,049
       Extraordinary gain on extinguishment of
         debt                                                          (188,762)
   Net changes in operating assets and
       liabilities:
              Accounts receivable                          120,163     (686,685)
              Inventories                                 (128,478)      56,017
              Prepaid expenses and other current
                 assets                                     (6,441)      37,143
              Other assets                                               (2,595)
              Deferred tax asset                           (51,000)
              Accounts payable                             (36,455)      22,331
              Accrued liabilities                          (93,138)     371,098
              Deferred extended warranty revenue            82,107       53,121
              Customer deposits                            125,808     (171,050)
              Income taxes payable                          70,000
                                                         ---------    ---------

              Net cash provided by (used in) operating
                 activities                                725,846     (349,371)
                                                         ---------    ---------
Cash flows used in investing activities:
   Acquisition of furniture and equipment                  (74,527)     (97,017)
   Proceeds from sale of furniture and equipment             2,196
                                                         ---------    ---------

              Net cash used in investing activities        (72,331)     (97,017)
                                                         ---------    ---------
Cash flows used in financing activities:
   (Repayment of) proceeds from notes payable to
       related parties                                    (334,266)     489,005
   Capitalized lease obligation                             (7,941)      (7,265)
                                                         ---------    ---------
              Net cash (used in) provided by financing
                  activities                              (342,207)     481,740
                                                         ---------    ---------
Net increase in cash and cash
   equivalents                                             311,308       35,352

Cash and cash equivalents, beginning of the year            71,926       36,574
                                                         ---------    ---------

Cash and cash equivalents, end of the year               $ 383,234    $  71,926
                                                         =========    =========

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

         Use of Estimates
         ----------------

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

         Concentrations of Credit Risk and Export Sales
         ----------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer comprised 10% or more of net sales, during the year ended December 31, 2002 or 2001.

         Revenues from sales to customers located outside of the United States accounted for approximately 11% and 12% of net sales during the years ended December 31, 2002 and 2001, respectively.

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

     Customers may purchase extended warranty coverage for additional one or two year periods. Revenues from the sale of these extended warranties are deferred and recognized on a straight-line basis over the term of the extended warranty contract.

     Shipping and Handling Costs
     ---------------------------

     Shipping and handling costs are included with cost of sales.

     Advertising Costs
     -----------------

     Advertising expenditures totaled approximately $56,900 and $57,000, for the years ended December 31, 2002 and 2001, respectively .

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

     Earnings Per Share
     ------------------

     Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

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

         Cash paid for interest amounted to approximately $950 and $1,800, respectively during the years ended December 31, 2002 and 2001.

         Stock Based Compensation
         ------------------------

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans (the intrinsic value method). Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company's Board of Directors, no compensation expense is recognized. See Note 8 for additional disclosures regarding the Company's stock option plans.

         Pro forma disclosures of stock-based employee compensation expense disclosures are as follows:

                                                               Year ended December 31,
                                                               2002                2001
                                                        ------------------  ------------------

         Net income as reported                         $          564,823  $           72,454
         Deduct: total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effect                (53,710)            (74,089)
                                                        ------------------  ------------------

         Pro forma net income                           $          511,113  $           (1,635)
                                                        ==================  ==================

         Earnings (loss) per share:
              Basic as reported                         $             0.07  $             0.01
                                                        ==================  ==================

              Basic - pro forma                         $             0.06  $            (0.01)
                                                        ==================  ==================




                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

2.       INVENTORIES

         Inventories consist of the following as of December 31, 2002 and 2001:

                                                               2002                2001
                                                        ------------------  ------------------

         Raw materials$                                 $          228,653  $          250,903
              Work-in-process                                       54,624              28,341
              Finished goods                                       180,694              56,249
                                                        ------------------  ------------------

                                                        $          463,971  $          335,493
                                                        ==================  ==================

3.       FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of December 31, 2002 and 2001:

                                                               2002                2001
                                                        ------------------  ------------------

              Research and manufacturing equipment      $          677,419  $          641,468
              Office furniture and equipment                       635,576             616,706
              Demonstration equipment                              196,101             187,662
                                                        ------------------  ------------------
                                                                 1,509,096           1,445,836
              Less accumulated depreciation
                  and amortization                              (1,330,544)         (1,261,158)
                                                        ------------------  ------------------

                                                        $          178,552  $          184,678
                                                        ==================  ==================

4.       ACCRUED LIABILITIES

         Accrued liabilities consist of the following as of December 31, 2002 and 2001:

                                                               2002                2001
                                                        ------------------  ------------------

              Accrued compensation                      $          491,784  $          436,463
              Accrued warranty expenses                            370,680             465,023
              Other accrued liabilities                            597,793             662,909
                                                        ------------------  ------------------

                                                        $        1,460,257  $        1,564,395
                                                        ==================  ==================

5.       CAPITALIZED LEASE OBLIGATIONS

         The Company leases certain office equipment under the terms of a capital lease. Payments of $740 with interest at 10.9% are due in monthly installments through June 2003 aggregating $4,389.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

6.       NOTES PAYABLE TO RELATED PARTIES

         In July 2000, the Company executed a promissory note (the "Short-Term Note") in favor of MediVision Medical Imaging Ltd. (MediVision). MediVision currently owns approximately 73% of the Company's outstanding common stock. The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. The Company has $260,000 in principal outstanding under the Short-Term Note at December 31, 2002 and 2001, respectively. MediVision and the Company are in discussions with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note discussed in further detail below.

         In August 2000, the Company executed a second promissory note in favor of MediVision (the "Working Capital Note"). The maximum principal amount available under the Working Capital Note, prior to the Amendment, as discussed in further detail below, was $1.5 million, for which the principal amount outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Working Capital Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share, subject to adjustment upon the occurrence of certain events set forth in the Working Capital Note. Under the terms of the Working Capital Note, borrowings bear interest at the rate of 9.3% per annum and are secured by substantially all of the Company's assets. At December 31, 2002 and 2001, the Company had $1,258,897 and $1,560,232 in principal outstanding under the Working Capital Note.

         In July 2001, the Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement (Amendment) whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

         At December 31, 2002 and 2001, the Company had recorded approximately $1,913,290 and $2,247,556, respectively, in aggregate debt and accrued interest owed to MediVision, which amount is net of approximately $859,721 and $345,436 in 2002 and 2001, respectively, in accounts receivable recorded in connection with sales of the Company's products to MediVision.

6.       NOTES PAYABLE TO RELATED PARTIES (Continued)

         In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd.
         (bank), as security for amounts borrowed by MediVision from the bank and advanced to the Company under the note agreements described previously.

         Notes payable to related parties mature in 2003.

7.       COMMITMENTS

         Operating Leases
         ----------------

         The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in May 2005. The lease agreement provides for minimum lease payments of approximately $85,000, $85,000 and $85,000 for the years ended December 31, 2003, 2004 and 2005, respectively. The Company also leases a sales office under a month-to-month lease requiring a minimum lease payment of approximately $300 per month.

         Rental expense charged to operations for all operating leases was approximately $87,000 and $79,000, respectively during the years ended December 31, 2002 and 2001.

8.       STOCKHOLDERS' DEFICIT

         Common Stock
         ------------

         Of the 11,861,695 shares of common stock authorized but unissued as of December 31, 2002, 2,797,619 shares are reserved for issuance under stock option plans.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' DEFICIT (Continued)

         Stock Option Plans (Continued)
         ------------------

         In 1992, the Company adopted a Stock Option Plan (the "Plan") under which the Board of Directors is authorized to grant options to key directors, executives, employees and others for the purchase of the Company's common stock at prices not less than the fair market value of the common stock on the date of grant. The term over which the options are exercisable, which may not exceed five years, is determined by the Board of Directors at the time of the grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan is 116,667, of which 11,666 options remained available for granting as of December 31, 2002. As of December 31, 2002, there were no options granted and outstanding under the Plan.

         In 1992 and 1993, the Company's Board of Directors and Shareholders, respectively, approved a second Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expired December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and generally had a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the Option Plan were at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan was 150,000. No shares remained available for granting of options as of December 31, 2002. As of December 31, 2002, stock options to purchase 92,319 shares at exercise prices ranging from $.48 to $4.25 were granted and outstanding under the Option Plan. None of the options granted under the Option Plan were exercised during the year ended December 31, 2002.

         In 1995, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 920,000 options remained available for granting as of December 31, 2002. As of December 31, 2002, stock options to purchase 115,000 shares at exercise prices ranging from $.48 to $.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised during the year ended December 31, 2002.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' DEFICIT (Continued)

         Stock Option Plans (Continued)
         ------------------

         In October 1997, the Company's Board of Directors approved a Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expired October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and had a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan was at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan was 1,000,000. There were no options available for granting as of December 31, 2002. As of December 31, 2002, stock options to purchase 65,000 shares at exercise prices ranging from $.63 to $1.38 were granted and outstanding under the 1997 Nonstatutory Plan. None of the options granted under the 1997 Nonstatutory Plan were exercised during the year ended December 31, 2002.

         In September 2000, the Company's Board of Directors approved a Stock Option Plan (the "2000 Plan") under which all officers, employees, directors and consultants may participate. Subsequent to September 2000, the 2000 Plan was approved by consent of the Company's majority shareholder. The 2000 Plan expires in September 2010. Options granted under the 2000 Plan may be either incentive stock options or non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the 2000 Plan will be not less than 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the 2000 Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the 2000 Plan is 1,500,000, of which 161,667 remained available for granting of options as of December 31, 2002. As of December 31, 2002, stock options to purchase 1,338,333 shares at an exercise price of $0.41 were granted and outstanding under the 2000 Plan. None of the options granted under the 2000 Plan were exercised during the year ended December 31, 2002.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' DEFICIT (Continued)

         Stock Option Plans (Continued)
         ------------------

         A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                             Weighted
                                                              Average
                                                             Exercise
                                          Options              Price
                                          ------------   ----------------

         Balance, January 1, 2001            1,578,345        $ 1.09

              Options granted                1,050,000        $  .41
              Options canceled                (410,697)       $  .58
              Options lapsed                  (250,000)       $ 2.66
                                          ------------

         Balance, December 31, 2001          1,967,648        $  .63
                                          ------------

              Options granted                  180,000        $  .37
              Options canceled                (336,696)       $  .57
              Options lapsed                   (95,000)       $ 3.40
              Options exercised
                                          ------------

         Balance December 31, 2002           1,715,952
                                          ============

         The weighted average fair value of options granted during the years ended December 31, 2002 and 2001 was $.40 and $.33, respectively.

         The following table summarizes information about the stock options outstanding at December 31, 2002:

                                                    Options Outstanding                   Options Exercisable
                                       --------------------------------------------  -----------------------------
                                                         Weighted
                                                          Average       Weighted-                      Weighted-
                                                         Remaining       Average                        Average
               Range of                                 Contractual     Exercise                       Exercise
            Exercise Prices               Number           Life           Price          Number          Price
         ---------------------         -------------  -------------   -------------  -------------  --------------

         $   .31 -  $ 1.37               1,689,452         7.6 years      $   .45        1,045,008       $  .50
         $  1.38 -  $ 3.00                  25,000         1.4 years      $  1.37
         $  3.01 -  $ 4.50                   1,500         4   years      $  4.25            1,500       $ 4.25
                                         ---------                                   -------------

                                         1,715,952                                      1,046,508
                                         =========                                   =============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' DEFICIT (Continued)

         Stock Option Plans (Continued)
         ------------------

         Pro forma information regarding net loss and net loss per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 211% to 111% for the years ended December 31, 2002 and 2001, risk-free interest rate of 2.76% and 5.0%; and a weighted-average expected life of 5 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                     2002          2001
                                                -------------  ------------

         Pro forma net income (loss)            $     511,113  $     (1,635)
                                                =============  ============

         Pro forma net income (loss) per share  $         .06  $       (.01)
                                                =============  ============

         Deferred compensation recorded for financial reporting purposes to reflect the deemed fair value of the certain options granted to non-employees is being amortized over the vesting period of the related options. For the year ended December 31, 2001, the amortized deferred compensation expense was approximately $3,000. There was no amortized deferred compensation expense for the year ended December 31, 2002.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.       INCOME TAXES

         The income tax benefit for the year ended December 31, 2002 consists of the following:

                                            Federal      State        Total
                                          ----------- ----------- -------------

         Current                          $ 260,000   $  70,000   $  330,000
         Deferred                          (150,000)                (150,000)
         Change in valuation allowance     (161,000)                (161,000)
                                          ----------- ----------- -------------

              Total income tax provision
                  (benefit)               $ (51,000)  $  70,000   $   19,000
                                          =========== =========== =============

         There was no provision for income taxes for the year ended December 31, 2001.

         The Company's effective tax rate for the year ended December 31, 2002 was 3%. The reconciliation of the statutory rate to the effective rate is as follows:

         Statutory rate                               34%

         State income taxes, net of Federal
              benefit                                  8
         Utilization of net operating losses         (34)
         Change in valuation allowance                (5)
                                                  ------

                  Total                                3%
                                                  =======

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                          December 31,
                                                   -------------------------

                                                       2002         2001
                                                   -----------   -----------

         Deferred tax assets:
           Net operating loss carryforwards          3,293,000    3,586,000
           Inventory reserves                        1,096,000      965,000
           Payroll related accruals                     83,000       81,000
           Warranty accrual                            159,000      199,000
           Sales and accounts receivable reserves      260,000      216,000
           Uniform capitalization                       77,000       72,000
           Deferred revenue                            115,000       80,000
           Depreciation                                 21,000       15,000
                                                   -----------   ----------

               Total deferred tax assets             5,104,000    5,214,000

         Valuation allowance                        (5,053,000)  (5,214,000)
                                                   -----------   ----------

               Net deferred tax assets                  51,000        -
                                                   ===========   ==========

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.       INCOME TAXES (Continued)

         The Company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses.

         For the year ended December 31, 2002, the valuation allowance decreased by $161,000 to $5,053,000.

         The Company has at December 31, 2002, a net operating loss carryover of approximately $9,400,000 for Federal income tax purposes which expires between 2007 and 2015, and a net operating loss carryforward of approximately $1,800,000 for California state income tax purposes which expires through 2007. The State of California has suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal and state tax credit carryforwards of approximately $70,000 and $40,000 will begin to expire in 2002 and 2017, respectively. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a substantial portion of these loss and credit carryovers will expire without being utilized.

10.      401(k) PLAN

         The Company had a tax deferred investment plan (the "401(k) Plan") for the year ended December 31, 2001. All full-time employees are eligible to participate in the 401(k) Plan. The 401(k) Plan provided for discretionary employer contributions. For the year ended December 31, 2001, the Company made matching contributions of $78,559. The Plan was terminated for the year ended December 31, 2002.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

11.      CONTINGENCIES (Continued)

         Collection of Taxes from Customers (Continued)
         ----------------------------------

               o Sales or use taxes have been provided at the effective tax rates for each taxing authority for which the Company may have had a sale.

         The analysis indicates maximum potential liability of approximately $665,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in the accompanying financial statements.

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