Form 10QSB
period 2003-03-31
OPHTHALMIC IMAGING SYSTEMS INC
filed 2003-05-13
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

As of May 13, 2003, 8,138,305 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED March 31, 2003



PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1.  Financial Statements

         Condensed Balance Sheet as of March 31, 2003                        2

         Condensed Statements of Operations for the Three Months
         ended March 31, 2003 and March 31, 2002                             3

         Condensed Statements of Cash Flows for the Three Months
         ended March 31, 2003 and March 31, 2002                             4

         Notes to Financial Statements                                       5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               9

Item 3.  Controls and Procedures                                             14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Changes in Securities and Use of Proceeds                           15

Item 3.  Defaults upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits and Reports on Form 8-K                                    15

                          PART I FINANCIAL INFORMATION


         ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

ASSETS
Current assets:
       Cash and equivalents                                      $    527,908
       Accounts receivable, net                                       971,829
       Inventories, net                                               457,690
       Prepaid expenses and other current assets                       93,537
       Deferred tax asset                                              51,000
                                                                --------------
Total current assets                                                2,101,964
Furniture and equipment, net of accumulated
       depreciation and amortization of $1,340,205                    173,531
Other assets                                                           19,401
                                                                --------------
                                                                 $  2,294,896
                                                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Notes payable to related party                            $  1,715,245
       Accounts payable                                               540,472
       Accrued liabilities                                          1,693,380
       Deferred extended warranty revenue                             349,083
       Customer deposits                                              290,537
       Income taxes payable                                            28,000
       Capitalized lease obligation and other notes payable             2,758
                                                                --------------
Total current liabilities                                           4,619,475
                                                                --------------

Stockholders' deficit:
       Preferred stock, no par value, 20,000,000
          shares authorized; none issued or outstanding                    -
       Common stock, no par value, 20,000,000
          shares authorized; 8,138,305 issued and outstanding      12,630,604
       Deferred compensation                                                -
       Accumulated deficit                                        (14,955,183)
                                                                --------------
Total stockholders' deficit                                        (2,324,579)
                                                                --------------
                                                                 $  2,294,896
                                                                ==============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                 Three months ended March 31,
                                                                2003                      2002
                                                           ------------              ------------

Net revenues                                               $  2,385,713              $  1,888,092
Cost of sales                                                   959,659                   833,563
                                                           ------------              ------------
Gross profit                                                  1,426,054                 1,054,529

Operating expenses:
     Sales and marketing                                        632,856                   515,088
     General and administrative                                 376,574                   364,154
     Research and development                                    80,908                    97,270
                                                           ------------              ------------
          Total operating expenses                            1,090,338                   976,512
                                                           ------------              ------------
Income from operations                                          335,716                    78,017
Other expense, net                                             (43,046)                  (74,460)
                                                           ------------              ------------

Net income                                                  $   292,670               $     3,557
                                                           ============              ============

Shares used in the calculation of basic and
      diluted net income per share                            8,138,305                 8,138,305
                                                           ============              ============

Basic and diluted net income per share                       $     0.04                $     0.00
                                                           ============              ============


                     The accompanying notes are an integral
                 part of these condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                  Three months ended March 31,
                                                                       2003            2002
                                                                ----------------  ---------------

OPERATING ACTIVITIES:
Net income                                                          $   292,670      $     3,557
Adjustments to reconcile net income to net cash
     used in operating activities:
          Depreciation and amortization                                   9,661           18,679
          Net increase in current assets other
               than cash and equivalents                               (104,933)        (389,561)
          Net increase in current liabilities other
               than short-term borrowings                               159,836          372,529
                                                                ----------------  ---------------
Net cash provided by operating activities                               357,234            5,204

INVESTING ACTIVITIES:
Purchases of furniture and equipment                                     (4,640)          (8,034)
Net (increase) decrease in other assets                                  (6,511)           1,015
                                                                ----------------  ---------------
Net cash used in investing activities                                   (11,151)          (7,019)

FINANCING ACTIVITIES:
Principal payments on notes payable                                      (1,409)          (1,905)
Repayments of borrowings under notes payable to
     significant shareholders, net                                     (200,000)         (12,200)
                                                                ----------------  ---------------
Net cash used in financing activities                                  (201,409)         (14,105)
                                                                ----------------  ---------------
Net increase (decrease) in cash and equivalents                         144,674          (15,920)
Cash and equivalents at beginning of period                             383,234           71,926
                                                                ----------------  ---------------
Cash and equivalents at end of period                               $   527,908      $    56,006
                                                                ================  ===============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
          Addition to (reduction in) aggregate debt payable
          to significant shareholders in exchange for
          inventory and other noncash transactions, net             $     1,915      $   (58,236)
                                                                ================  ===============

                 The accompanying notes are an integral part of
                     these condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

                Three Month Periods ended March 31, 2003 and 2002


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of March 31, 2003, condensed statements of operations and statements of cash flows for the three month periods ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year Ended December 31, 2002 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

                Certain amounts in the fiscal 2002 financial statements have been reclassified to conform to the presentation in the fiscal 2003 financial statements.

Note 2.         Net Income  Per Share

                Basic earnings per share ("EPS"), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

                                    Unaudited
                               Three Months Ended
                                    March 31,
                                                        2003            2002
                                                   --------------- -------------

               Numerator for basic and diluted
               net income per share                  $ 292,670       $    3,557
                                                     =========       ==========

               Denominator for basic net income
               per share:
                  Weighted average shares            8,138,305        8,138,305

               Effect of dilutive securities:
                  Employee/director stock
                  options                                   --               --
                  Warrants and other                        --               --
                                                     ---------       ----------
               Dilutive potential common shares             --               --
                                                     ---------       ----------
               Denominator for diluted net
               income  per share                     8,138,305        8,138,305
                                                     =========       ==========
               Basic net income  per share           $    0.04       $     0.00
                                                     =========       ==========

               Diluted net income  per share         $    0.04       $     0.00
                                                     =========       ==========

               Options and warrants  whose  exercise  price  exceeds the average
               market  price  of  the  stock  have  been   excluded   from  this
               computation.


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

                Also in connection with this transaction, the Company executed a promissory note in favor of MediVision (the "Short-Term Note"). The Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note, which principal amount outstanding, together with any and all interest is payable as stipulated in the Short-Term Note. Under the terms of the Short-Term Note, borrowings bear interest at the rate of 9.3% per annum and are secured by certain of the Company's assets. At March 31, 2003, the

                Company had recorded $260,000 in principal and approximately $66,000 in accrued interest outstanding under the Short-Term Note. MediVision and the Company are in discussions with regard to reclassifying amounts currently owed under the Short-Term Note to amounts owed under the Working Capital Note (as defined below).

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

                The Company and MediVision entered into Amendment No. 1 to the Working Capital Funding Agreement (the "Amendment") dated as of July 1, 2002 whereby, among other things, the maximum principal amount of allowable borrowings pursuant to the Working Capital Funding Agreement entered into in connection with the Closing was increased by $1 million to $2.5 million. In connection with the Amendment, the Company executed in favor of MediVision a promissory note in the aggregate amount of $1 million (the "Amendment Note"). Under the terms of the Amendment Note, all principal amounts outstanding, together with any and all accrued interest, is payable by August 31, 2003 or as otherwise stipulated in the Amendment Note, except that MediVision may, at its option, at any time convert any amount of principal and accrued but unpaid interest then outstanding into shares of the Company's common stock at a conversion price of $0.185 per share, which price is subject to adjustment upon the occurrence of certain events set forth in the Amendment Note. Under the terms of the Amendment Note, borrowings bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets.

                The Company and MediVision are currently in negotiations to restructure the repayment terms on both the Short-Term Note and the Working Capital Fund Agreement.

                At March 31, 2003, the Company had recorded, in aggregate, approximately $2,393,000 in principal and interest outstanding under the Working Capital Note and Amendment Note.

                At March 31, 2003, the Company had recorded approximately $1,715,000 in aggregate debt owed to MediVision, which amount is net of approximately $1,004,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

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

         At  March  31,  2003,  the  Company  had  an  accumulated   deficit  of
approximately $15 million and its current liabilities exceeded its current assets by approximately $2.5 million. A significant portion of the current debt is amounts owing to MediVision under the arrangement discussed above. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Critical Accounting Policies
----------------------------

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

New Accounting Pronouncement FAS 149
------------------------------------

         On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement on Derivative Instruments and Hedging Activities." This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

Results of Operations
---------------------

Revenues

         The Company's revenues for the first quarter ended March 31, 2003 were $2,385,713, representing an increase of approximately 26% from revenues of $1,888,092 for the first quarter ended March 31, 2002. Digital angiography systems sales accounted for 89% and 85% of the Company's revenue for the quarters ended March 31, 2003 and March 31, 2002 respectively. Service revenues accounted for approximately 6% and 8% of first quarter revenues during 2003 and 2002, respectively, while peripherals accounted for 5% and 7% of the comparable quarter during 2003 and 2002, respectively. Revenues from sales of the Company's products to MediVision were approximately $53,000 and $150,000 during the 3-month periods ended March 31, 2003 and March 31, 2002, respectively.

Gross Margins

         Gross margins were approximately 60% during the first quarter ended March 31, 2003 versus approximately 56% for the comparable quarter of 2002. The Company has undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

         Sales and marketing and general and administrative expenses accounted for approximately 42% of total revenues during the first quarter of fiscal 2003 as compared with approximately 47% during the first quarter of fiscal 2002. Actual expense levels increased to $1,009,430 during the first quarter of 2003 versus $879,242 during the first quarter of 2002. Primary contributing factors to the increased expenses, while decreasing the percentage of expenses relative to revenue, were salaries and support costs related to direct sales and other support personnel added during and subsequent to the first quarter of 2002, as well as other costs in connection with the Company's selling efforts in 2003.

Research and Development Expenses

         Research and development expenses were $80,908 in the first quarter of fiscal 2003 and $97,270 in the first quarter of fiscal 2002. Such expenses accounted for approximately 3% and 5% of revenues during the first quarter of 2003 and 2002, respectively. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The company is planning to increase R & D expenditures during the remainder of the year.

Other Expense

         Other expense was $43,046 during the first quarter of fiscal 2003 versus $74,460 during the same period of 2002. These amounts were comprised principally of interest expense, mainly associated with net borrowings from MediVision and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

         The Company recorded net income of $292,670, or $0.04 per share, for the first quarter ended March 31, 2003 as compared to net income of $3,557 or $0.00 per share, for the first quarter ended March 31, 2002.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $680,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

         The Company's operating activities generated cash of $357,234 during the three months ended March 31, 2003 as compared to cash generated of $5,204 in the three months ended March 31, 2002. The cash generated from operations during the first three months of 2003 was principally from net income for the period and increases in current liabilities which amounts were partially offset by inventory procurements and certain other expenditures in connection with anticipated near-term sales demand for the Company's products. The cash generated by operations during the first quarter of 2002 was principally from increases in accrued liabilities and increases in customer deposits from orders generated pursuant the recently completed 2001 Annual Meeting of the AAO, which amounts were substantially offset by increased accounts receivable levels associated with deliveries made toward the end of the quarter and, to a lesser extent, increased inventory levels.

         Cash used in investing activities was $11,151 during the first three months of 2003 as compared to $7,019 during the same period for 2002. The Company's primary investing activities consist of equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements available to the Company, if any.

         The Company used cash in financing activities of $201,409 during the first three months of fiscal 2003 as compared to $14,105 during the comparable period of fiscal 2002. The cash used in financing activities during both periods was principally from repayments of borrowings under existing arrangements with MediVision. Principal payments on notes payable other than to MediVision in both years were minimal.

         As discussed further above and in Note 3 of the Notes to Condensed Financial Statements included in Item 1 of this Form 10-QSB, on July 21, 2000, the Company executed the Short-Term Note and the Company has borrowed the maximum principal amount of $260,000 available under the Short-Term Note. At March 31, 2003, the Company had recorded $260,000, in principal and approximately $66,000 in accrued interest outstanding under the Short-Term Note and the Company is currently in discussions with MediVision with regard to reclassifying amounts currently owing under the Short-Term Note to amounts owing under the Working Capital Note.

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

         The Company and MediVision are currently in negotiations to restructure the repayment terms on both the Short-Term Note and the Working Capital Fund Agreement.

         At  March  31,  2003,   the  Company  had   recorded,   in   aggregate,
approximately $2,393,000 in principal and interest outstanding under the Working Capital Note and the Amendment Note.

         At March 31, 2003, the Company had recorded approximately $1,715,000 in aggregate debt owed to MediVision, which amount is net of approximately $1,004,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

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

         On March 31, 2003 the Company's cash and cash equivalents were $527,908. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs.

         Notwithstanding the foregoing, the Company's relationship with MediVision, will, in management's opinion, significantly improve the Company's financial condition and enhance management's ability to achieve sustained profitable operations, particularly in light of the agreement between MediVision and Agfa-Gevaert N.V. entered into during the fourth quarter of 2001. Pursuant to the agreement, Agfa acquired a minority interest in MediVision and is to invest in MediVision up to $3.5 million, $1 million of which was provided in connection with the closing in October 2001, $1 million of which was paid in April 2002 and an additional $500,000 of which was paid in October 2002. Under the terms of this agreement, among other things, Agfa and MediVision will jointly develop, promote and market a combined, Integrated Digital Ophthalmology Picture Archive & Communication System. The Company anticipates actively supporting MediVision in these efforts.The Company's relationship with MediVision provides the Company access to resources in addition to working capital. As a direct consequence of the MediVision transactions, the Company has implemented certain gross margin enhancement efforts, including improved production cost control and sustaining engineering programs. In addition, the Company and MediVision are continuing collaborative efforts with respect to design and implementation of certain product development programs. Furthermore, the relationship with MediVision could assist the Company in reducing selling, general and administrative expenses, particularly in connection with co-marketing and co-selling arrangements currently contemplated with respect to certain international markets.

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

         ITEM 3.  CONTROLS AND  PROCEDURES

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

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a) 99.1 - Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                    (b)      None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             OPHTHALMIC IMAGING SYSTEMS
                                             (Company)


                                             By:        /s/ Gil Allon
                                                        ------------------------
                                                        Gil Allon,
                                                        Chief Executive Officer



                                                        /s/ Ariel Shenhar
                                                        ------------------------
                                                        Ariel Shenhar,
                                                        Chief Financial Officer



Dated:  May 13, 2003

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


Date: May 13, 2003                              /s/ Gil Allon
                                           -----------------------------------
                                                    Gil Allon
                                                    Chief Executive Officer

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


Date: May 13, 2003                                  /s/ Ariel Shenhar
                                               ---------------------------------
                                                        Ariel Shenhar
                                                        Chief Financial Officer