Form 10QSB
period 2003-06-30
OPHTHALMIC IMAGING SYSTEMS INC
filed 2003-08-14
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

Commission File Number: 1-11140

                           OPTHALMIC IMAGING SYSTEMS
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

As of August 14, 2003, 14,354,521 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                            OPTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2003



PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----

Item 1.  Financial Statements

         Condensed Balance Sheet as of June 30, 2003                     2

         Condensed Statements of Operations for the Three Months
         and Six Months ended June 30, 2003 and June 30, 2002            3

         Condensed Statements of Cash Flows for the Six Months
         ended June 30, 2003 and June 30, 2002                           4

         Notes to Financial Statements                                   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       9

Item 3.  Controls and Procedures                                         15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities and Use of Proceeds                       16

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               16

Item 6.  Exhibits and Reports on Form 8-K                                16

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            OPTHALMIC Imaging Systems
                              Condensed Balance Sheet
                                 June 30, 2003
                                   (Unaudited)

Assets
Current assets:
     Cash and equivalents                                           $    346,468
     Accounts receivable, net                                          1,203,036
     Inventories, net                                                    366,371
     Prepaid expenses and other current assets                           198,986
     Deferred tax asset                                                   51,000
                                                                    ------------
Total current assets                                                   2,165,861
Furniture and equipment, net of accumulated
     depreciation and amortization of $1,355,459                         170,540
Restricted cash for line of credit                                       150,000
Other assets                                                              12,890
                                                                    ------------
                                                                    $  2,499,291
                                                                    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                               $    539,029
     Accrued liabilities                                               1,550,607
     Deferred extended warranty revenue                                  381,254
     Customer deposits                                                   261,417
     Income taxes payable                                                 28,000
     Capitalized lease obligation and other notes payable                  2,758
                                                                    ------------
Total current liabilities                                              2,763,065
                                                                    ------------

Noncurrent Liabilities:
     Line of credit                                                      150,000
     Notes payable to related party                                      458,704
                                                                    ------------
Total noncurrent liabilities                                             608,704
                                                                    ------------

Stockholders' deficit:
     Preferred stock, no par value, 20,000,000 shares authorized;
         none issued or outstanding                                         --
     Common stock, no par value, 20,000,000 shares authorized;
         14,354,521 issued and outstanding                            13,780,604
     Accumulated deficit                                             (14,653,082)
                                                                    ------------
Total stockholders' deficit                                             (872,478)
                                                                    ------------
                                                                    $  2,499,291
                                                                    ============

The accompanying notes are an integral part of these condensed financial statements.

                            OPTHALMIC Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                            Three months ended June 30,   Six months ended June 30,
                                                2003           2002          2003            2002
                                            -----------    -----------    -----------    -----------
Net revenues                                $ 2,400,724    $ 1,947,609    $ 4,786,437    $ 3,835,701
Cost of sales                                   977,424        866,547      1,937,083      1,700,110
                                            -----------    -----------    -----------    -----------
Gross profit                                  1,423,300      1,081,062      2,849,354      2,135,591
Operating expenses:
    Sales and marketing                         697,699        569,882      1,330,555      1,084,970
    General and administrative                  164,757        168,502        541,331        532,656
    Research and development                    180,322        171,893        261,230        269,163
                                            -----------    -----------    -----------    -----------
       Total operating expenses               1,042,778        910,277      2,133,116      1,886,789
                                            -----------    -----------    -----------    -----------
Income from operations                          380,522        170,785        716,238        248,802
Interest and other expense, net                 (75,424)      (104,951)      (118,470)      (179,411)
                                            -----------    -----------    -----------    -----------
Net income before income taxes                  305,098         65,834        597,768         69,391
Income taxes                                     (3,000)           --          (3,000)           --
                                            -----------    -----------    -----------    -----------

Net income                                  $   302,098    $    65,834    $   594,768    $    69,391
                                            ===========    ===========    ===========    ===========

Shares used in the calculation of basic
      net income per share                    8,206,615      8,138,305      8,172,460      8,138,305

Basic  net income per share                 $      0.04    $      0.01    $      0.07    $      0.01
                                            ===========    ===========    ===========    ===========

Shares used in the calculation of diluted
      net income per share                    8,651,215      8,138,305      8,400,620      8,138,305

Diluted  net income per share               $      0.03    $      0.01    $      0.07    $      0.01
                                            ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of these condensed financial statements.

                            OPTHALMIC Imaging Systems
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                     Six months ended June 30,
                                                                         2003          2002
                                                                    ------------- --------------
Operating activities:
Net income                                                          $   594,768    $    69,391
Adjustments to reconcile net income to net cash
    provided by(used in) operating activities
        Depreciation and amortization                                    24,914         37,765
        Net increase in current assets other
           than cash and equivalents                                   (350,270)      (117,996)
        Net increase(decrease) in current liabilities other
           than short-term borrowings                                    16,720        (45,553)
                                                                    -----------    -----------
Net cash provided by(used in) operating activities                      286,132        (56,393)
Investing activities:
Purchases of furniture and equipment                                    (16,903)       (14,719)
Increase in restricted cash                                            (150,000)
Net increase in other assets                                               --           (9,357)
                                                                    -----------    -----------
Net cash used in investing activities                                  (166,903)       (24,076)
Financing activities:
Principal payments on notes payable                                      (1,409)        (3,169)
Proceeds from borrowings under line of credit, net                      150,000           --
Proceeds from (repayments of) borrowings under notes
    payable to related party, net                                      (304,586)        97,800
                                                                    -----------    -----------
Net cash (used in) provided by financing activities                    (155,995)        94,631
                                                                    -----------    -----------
Net (decrease) increase in cash and equivalents                         (36,766)        14,162
Cash and equivalents at beginning of period                             383,234         71,926
                                                                    -----------    -----------
Cash and equivalents at end of period                               $   346,468    $    86,088
                                                                    ===========    ===========

Supplemental schedule of noncash financing activities:
        Addition to (reduction in) aggregate debt payable
        to significant shareholders in exchange for
        inventory and other noncash transactions, net                $ (104,586)   $  (145,497)
                                                                    ===========    ===========

Supplemental schedule of cash flow information:
        Conversion of related party notes payable to
          common stock                                              $ 1,150,000           --
        Cash paid for taxes                                         $     3,000           --


The accompanying notes are an integral part of these condensed financial statements.

                            OPTHALMIC Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Six Month Periods ended June 30, 2003 and 2002


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of June 30, 2003, condensed statements of operations for the three and six month periods ended June 30, 2003 and 2002 and the condensed statements of cash flows for the six month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item
                310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in OPTHALMIC Imaging Systems' (the "Company's") Annual Report for the year Ended December 31, 2002 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

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

                                                     Unaudited                 Unaudited
                                                Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                                 2003         2002        2003          2002
                                              ----------   ---------   -----------   ----------
Numerator for basic and diluted
net income per share                          $  302,098   $  65,834   $   594,768   $   69,391
                                              ==========   =========   ===========   ==========

Denominator for basic net income per share:
   Weighted average shares                     8,206,615   8,138,305     8,172,460    8,138,305

Effect of dilutive securities:
   Employee/director stock                       444,600        --         228,160         --
options
   Warrants and other                               --          --            --           --
                                              ----------   ---------   -----------   ----------
Dilutive potential common shares                    --          --            --           --
                                              ----------   ---------   -----------   ----------
Denominator for diluted net
income  per share                              8,651,215   8,138,305   8, 400,620     8,138,305
                                              ==========   =========   ===========   ==========

Basic net income per share                    $     0.04   $    0.01   $      0.07   $     0.01
                                              ==========   =========   ===========   ==========

Diluted net income per share                  $     0.03   $    0.01   $      0.07   $     0.01
                                              ==========   =========   ===========   ==========

Options and warrants whose exercise price exceeds the average market price of the stock have been excluded from this computation.


Note 3.         Notes Payable to Related Parties

                During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging LTD. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The "Short-Term Note" had a maximum principal balance of $260,000 available, while the "Working Capital Funding Agreement and Amendment No.1" to this agreement provided an additional funding of $2.5 million. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, is payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

                In May 2003, the Company and MediVision entered in Amendment No. 2 to the Working Capital Funding Agreement and the Short Term Note whereby the repayment terms on the debt were extended on all principal and interest due until January 1, 2005.

                In June 2003, MediVision exercised its option, as stipulated in the Working Capital Funding Agreement, Amendment No. 1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 85% of the Company's outstanding common stock.

                At June 30, 2003, after the conversion, the Company had recorded approximately $459,000 in aggregate debt owed to MediVision, which amount is net of approximately $1,263,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

                In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, in the maximum aggregate amount of approximately $1.9 million. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the bank to act as security for the debt of MediVision, such debenture shall be secured by a second lien on all of the Company's assets. Such debenture and lien were signed in December 2002.

Note 4.         Working Capital Line of Credit

                In May 2003, the Company entered into a $150,000 Line of Credit agreement with its bank. The line is secured by a pledged investment with the bank equal to the amount of the line of credit. The interest charged on the line of credit is at prime rate and is due monthly. Advances on the line mature on June 10, 2008.

Note 5.         Stock Based Compensation

                At June 30, 2003, the Company had five stock-based compensation plans. The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

                For purposes of pro forma disclosures, the estimated fair value of stock-based compensation plans and other options are amortized to expense primarily over the vesting period. The following tables illustrate the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation.

                                            Three Months Ended             Six Months Ended
                                                 June 30,                       June 30,
                                           2003           2002          2003            2002
                                        -----------    ----------    -----------    ----------
Net Income, As Reported                 $   302,098    $   65,834    $   594,768    $   69,391

Deduct Total Stock-Based Employee
   Compensation Expenses Determined
   Under the Fair Value Based Method
   For all Awards, Net of Related Tax
   Effects                                  (15,234)      (13,428)       (28,662)      (26,855)
                                        -----------    ----------    -----------    ----------

Pro Forma Net Income                    $   286,864    $   52,406    $   566,106    $   42,536
                                        ===========    ==========    ===========    ==========
Basic Earnings Per Share
    As Reported                         $      0.04    $     0.01    $      0.07    $     0.01
    Pro Forma                           $      0.04    $     0.01    $      0.07    $     0.01

Diluted Earnings Per Share:
    As Reported                         $      0.03    $     0.01    $      0.07    $     0.01
    Pro Forma                           $      0.03    $     0.01    $      0.07    $     0.01


                As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying FASB Statement No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

                The  fair  value  of each  option  granted  during  the  periods
                indicated   was   estimated  on  the  date  of  grant  using  an
                option-pricing model.

                Options were granted for the three-month period ended June 30, 2003, to purchase 650,000 shares of common stock, of which 400,000 shares were cancelled and reissued with substantially similar terms. In addition, options to purchase 100,000 shares prior to this reporting period were cancelled resulting in a net grant for the three-month period ending June 30, 2003 of 150,000 shares.

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

Overview
--------

        To date, the Company has designed, developed, manufactured and marketed OPTHALMIC digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists.

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

        In June 2003, the Company signed a licensing agreement with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems, Inc. Under the terms of the agreement, OIS will become a value added reseller of two computer-based practice management and medical records products: NextGen(R) Electronic Medical Records (EMR) and NextGen(R) Enterprise Practice Management
(EPM).

        This strategic business alliance diversifies the product portfolio of OIS, enabling the Company to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices. The NextGen(R) EMR system creates and maintains complete medical records with minimal effort while it streamlines workflow, controls utilization, and manages critical data related to patient care outcomes. The NextGen(R) EPM system is a complete physician management system that provides a common registration system, enterprise-wide appointment scheduling, referral tracking, clinical support, a custom report writer, and patient financial management based on a managed care model.

        At June 30, 2003, the Company had a stockholders' deficit of approximately $872,000 and its current liabilities exceeded its current assets by approximately $597,000. The Company continues to experience cash flow pressures and there can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Financial Accounting Pronouncement FAS 148
------------------------------------------

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" (SFAS" No. 148"). This Statement amends SFAS No. 123, ""Accounting for Stock-Based Compensation" (SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. Management does not believe that the adoption of this Statement had a material impact on the Company's consolidated financial position or results of operations.


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

New Accounting Pronouncement FAS 150
------------------------------------

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement incorporate the FASB's intention to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement concludes the first phase of the FASB's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. In management's opinion, adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations Results of Operations

Revenues

        The Company's revenues for the second quarter ended June 30, 2003 were $2,400,724, representing an increase of approximately 23% from revenues of $1,947,609 for the second quarter ended June 30, 2002. Revenues for the first six months of fiscal 2003 were $4,786,437 representing an increase of approximately  25% from  revenues of  $3,835,701  for the  comparable  period of fiscal 2002. Digital angiography systems and peripherals accounted for approximately 93% and 94% of the Company's revenue for the second quarter and six-month period of 2003, respectively. Sales of these products accounted for approximately 94% and 93% of the Company's total revenues for the second quarter and six-month period of 2002, respectively. Service revenues accounted for approximately 7% of the Company's revenue for the second quarter and six-month period of 2003 and 2002. Revenues from sales of the Company's products to MediVision were approximately $237,000 and $290,000 during the 3-month and six-month periods ended June 30, 2003 and $99,000 and $229,000 for the comparable three-month and six-month periods ending June 30, 2002, respectively.

Gross Margins

        Gross margins were approximately 59% during the second quarter ended June 30, 2003 versus approximately 56% for the comparable quarter of 2002. For the six-month period ended June 30, 2003, gross margins were approximately 60% as compared to 56% during the comparable period of 2002. The Company has undertaken certain gross margin enhancement efforts and continues to monitor its expenses in this area in contemplation of current and anticipated business conditions.

Sales, Marketing, General and Administrative Expenses

        Sales and marketing and general and administrative expenses accounted for approximately 36% of total revenues during the second quarter of fiscal 2003 as compared with approximately 38% during the second quarter of fiscal 2002. Actual expense levels increased to $862,456 during the second quarter of 2003 versus $738,384 during the second quarter of 2002. For the first six months of fiscal 2003 and fiscal 2002 such expenses accounted for approximately 39% and 42% of total revenues for the respective six-month periods. Actual expenses increased to $1,871,886 from $1,617,626 during the six-month periods of fiscal 2003 and 2002, respectively. Primary contributing factors to the increased expenses, while decreasing the percentage of expenses relative to revenue, were salaries and support costs related to direct sales and other support personnel added during and subsequent to the second quarter of 2002, as well as other costs in connection with the increased sales levels in 2003.

Research and Development Expenses

        Research and development expenses were $180,322 in the second quarter of fiscal 2003 and $171,893 in the second quarter of fiscal 2002. Such expenses accounted for approximately 8% and 9% of revenues during the second quarter of 2003 and 2002, respectively. For the first six months of fiscal 2003, such expenses accounted for approximately 6% of total revenues as compared to approximately 7% during the comparable period of 2002. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The company is planning to increase R & D expenditures during the remainder of the year.

Interest and Other Expense, net

        Interest and other expense was $75,424 during the second quarter of fiscal 2003 versus $104,951 during the same period of 2002. For the six-month periods, other expense was $118,470 and $179,411 in fiscal 2003 and fiscal 2002, respectively. These amounts were comprised principally of interest expense, mainly associated with net borrowings from MediVision and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

        The Company recorded net income of $302,098, or $0.04 per share basic earnings and $0.03 per share diluted earnings, for the second quarter ended June 30, 2003 as compared to net income of $65,834 or $0.01 per share, for the second quarter ended June 30, 2002. For the six-month periods, the Company recorded net income of $594,768 or $0.07 per share basic and diluted as compared to $69,391, or $0.01 per share, during fiscal 2003 and fiscal 2002, respectively.

        The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $605,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

        The Company's operating activities generated cash of $286,132 during the six months ended June 30, 2003 as compared to use of cash of $56,393 in the six months ended June 30, 2002. The cash generated from operations during the first six months of 2003 was principally from net income for the period which amounts were partially offset by increased receivables. The cash used in operations during the first six months of 2002 was principally to fund the procurement of inventory required to meet the second quarter and anticipated near-term sales demand for the Company's products.

        Cash used in investing activities was $166,903 during the first six months of 2003 as compared to $24,076 during the same period for 2002. The Company's primary investing activities consisted of an investment to secure the line of credit with its bank. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, borrowings under existing arrangements with MediVision, if available, or other financing arrangements available to the Company, if any.

        The Company used cash in financing activities of $155,995 during the first six months of fiscal 2003 as compared to generating cash of $94,631 during the comparable period of fiscal 2002. The cash used in financing activities during the first six months of 2003 was principally from repayments of borrowings under existing arrangements with MediVision offset by the exercise of options by MediVision, while the cash generated during the same period in 2002 was principally from borrowings under existing arrangements with MediVision. Principal payments on notes payable other than to MediVision in both years were minimal.

        In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into

6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 85% of the Company's outstanding common stock.

        At June 30, 2003, after the conversion, the Company had recorded approximately $459,000 in aggregate debt owed to MediVision, which amount is net of approximately $1,263,000 in accounts receivable recorded in connection with sales of the Company's products to MediVision.

        On June 30, 2003 the Company's cash and cash equivalents were $346,468. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue operations and procure inventory necessary to meet current and anticipated demand for the Company's products. Substantial delays in the delivery of the Company's products would result in reduced cash flow from sales of such products as well as potential increased costs.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a)     10.1 - Amendment No. 2 to Working Capital
                                Funding Agreement and Short Term Note

                            31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                            31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                            32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

                    (b)     None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OPTHALMIC IMAGING SYSTEMS
                                          (Company)


                                          By: /s/ Gil Allon
                                              ----------------------------------
                                              Gil Allon,
                                              Chief Executive Officer



                                              /s/ Ariel Shenhar
                                              ----------------------------------
                                              Ariel Shenhar,
                                              Chief Financial Officer



Dated: August 14, 2003