Form 10QSB
period 2003-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2003-11-12
CIK 885317

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 11, 2003, 14,354,521 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No       XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2003


PART I.           FINANCIAL INFORMATION                                                          PAGE
                                                                                                 ----

Item 1.           Financial Statements

                  Condensed Balance Sheet as of September 30, 2003                                 2

                  Condensed Statements of Operations for the Three Months and
                  Nine Months ended September 30, 2003 and September 30, 2002                      3

                  Condensed Statements of Cash Flows for the Nine Months
                  ended September 30, 2003 and September 30, 2002                                  4

                  Notes to Financial Statements                                                    5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            9

Item 3.           Controls and Procedures                                                          16

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                17

Item 2.           Changes in Securities and Use of Proceeds                                        17

Item 3.           Defaults upon Senior Securities                                                  17

Item 4.           Submission of Matters to a Vote of Security Holders                              17

Item 5.           Other Information                                                                17

Item 6.           Exhibits and Reports on Form 8-K                                                 18

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                               September 30, 2003
                                   (Unaudited)

ASSETS
Current assets:
      Cash and equivalents                                           $  1,644,998
      Accounts receivable, net                                          1,463,158
      Inventories, net                                                    321,703
      Prepaid expenses and other current assets                           243,968
      Deferred tax asset                                                   51,000
                                                                     ------------
Total current assets                                                    3,724,827
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,369,190                         150,809
Restricted cash for line of credit                                        150,000
Other assets                                                               57,798
                                                                     ------------
                                                                     $  4,083,434
                                                                     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                               $    558,740
      Current maturities of long-term debt                                363,636
      Accrued liabilities                                               1,587,346
      Deferred extended warranty revenue                                  468,104
      Customer deposits                                                   373,698
      Income taxes payable                                                 27,950
                                                                     ------------
Total current liabilities                                               3,379,474
                                                                     ------------

Noncurrent Liabilities:
      Notes payable other                                                 836,364
      Notes payable to related party                                      429,990
                                                                     ------------
Total noncurrent liabilities                                            1,266,354
                                                                     ------------

Stockholders' deficit:
      Preferred stock, no par value, 20,000,000 shares authorized;
          none issued or outstanding                                         --
      Common stock, no par value, 20,000,000 shares authorized;
          14,354,521 issued and outstanding                            13,780,604
      Accumulated deficit                                             (14,342,998)
                                                                     ------------
Total stockholders' deficit                                              (562,394)
                                                                     ------------
                                                                     $  4,083,434
                                                                     ============


The accompanying notes are an integral part of these condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)


                                            Three months ended September 30, Nine months ended September 30,
                                                2003            2002            2003             2002
                                            ------------    ------------    ------------    ------------
Net revenues                                $  2,446,084    $  2,115,225    $  7,232,522    $  5,950,926
Cost of sales                                    986,422         878,057       2,923,506       2,578,167
                                            ------------    ------------    ------------    ------------
Gross profit                                   1,459,662       1,237,168       4,309,016       3,372,759
Operating expenses:
    Sales and marketing                          661,872         521,129       1,992,427       1,606,099
    General and administrative                   219,126         322,050         760,457         854,706
    Research and development                     215,003         135,429         476,234         404,592
                                            ------------    ------------    ------------    ------------
         Total operating expenses              1,096,001         978,608       3,229,118       2,865,397
                                            ------------    ------------    ------------    ------------
Income from operations                           363,661         258,560       1,079,898         507,362
Interest and other expense, net                  (46,077)        (86,574)       (164,546)       (265,985)
                                            ------------    ------------    ------------    ------------
Net income before income taxes                   317,584         171,986         915,352         241,377
Income taxes                                      (7,500)           --           (10,500)           --
                                            ------------    ------------    ------------    ------------

Net income                                  $    310,084    $    171,986    $    904,852    $    241,377
                                            ============    ============    ============    ============

Shares used in the calculation of basic
      net income per share                    14,354,521       8,138,305      10,233,147       8,138,305

Basic net income per share                  $       0.02    $       0.02    $       0.09    $       0.03
                                            ============    ============    ============    ============

Shares used in the calculation of diluted
      net income per share                    15,251,916       8,138,305      10,684,385       8,138,305

Diluted  net income per share               $       0.02    $       0.02    $       0.08    $       0.03
                                            ============    ============    ============    ============


The accompanying notes are an integral part of these condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                              Nine months ended September 30,
                                                                    2003          2002
                                                                -----------    -----------
OPERATING ACTIVITIES:
Net income                                                      $   904,852    $   241,377
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
         Depreciation and amortization                               38,645         57,413
         Net increase in current assets other
             than cash and equivalents                             (610,705)      (153,605)
         Net increase (decrease) in current liabilities other
             than short-term borrowings                             272,250       (108,116)
                                                                -----------    -----------
Net cash provided by (used in) operating activities                 605,042         37,069
INVESTING ACTIVITIES:
Purchases of furniture and equipment                                (10,903)       (25,449)
Increase in restricted cash                                        (150,000)
Net increase in other assets                                        (44,908)        (9,357)
                                                                -----------    -----------
Net cash used in investing activities                              (205,811)       (34,806)
FINANCING ACTIVITIES:
Principal payments on notes payable                                  (4,167)        (5,874)
Proceeds from borrowings under line of credit, net                     --             --
Proceeds from notes payable, other                                1,200,000           --
Proceeds from (repayments of) borrowings under notes
     payable to related party, net                                 (333,300)        97,800
                                                                -----------    -----------
Net cash (used in) provided by financing activities                 862,533         91,926
                                                                -----------    -----------
Net (decrease) increase in cash and equivalents                   1,261,764         94,189
Cash and equivalents at beginning of period                         383,234         71,926
                                                                -----------    -----------
Cash and equivalents at end of period                           $ 1,644,998    $   166,115
                                                                ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
         Addition to (reduction in) aggregate debt payable
         to significant shareholders in exchange for
         inventory and other noncash transactions, net          $  (133,300)   $  (117,141)
                                                                ===========    ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
         Conversion of related party notes payable to
           common stock                                         $ 1,150,000           --
         Cash paid for taxes                                    $    10,500           --


        The accompanying notes are an integral part of these condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

         Three and Nine Month Periods ended September 30, 2003 and 2002


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of September 30, 2003, condensed statements of operations for the three and nine month periods ended September 30, 2003 and 2002 and the condensed statements of cash flows for the nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year ended December 31, 2002 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

                                           Unaudited                 Unaudited
                                      Three Months Ended         Nine Months Ended
                                         September 30,             September 30,
                                   -----------------------   -------------------------
                                      2003          2002        2003          2002
                                   -----------   ---------   -----------   -----------
Numerator for basic and diluted
net income per share               $   310,084   $ 171,986   $   904,852   $   241,377
                                   ===========   =========   ===========   ===========

Denominator for basic net income
per share:
   Weighted average shares          14,354,521   8,138,305    10,233,147     8,138,305

Effect of dilutive securities:
   Employee/director stock             897,395        --         451,238          --
options
   Warrants and other                     --          --            --            --
                                   -----------   ---------   -----------   -----------
Dilutive potential common shares          --          --            --            --

                                   -----------   ---------   -----------   -----------
Denominator for diluted net
income per share                    15,251,916   8,138,305    10,684,385     8,138,305
                                   ===========   =========   ===========   ===========

Basic net income per share         $      0.02   $    0.02   $      0.09   $      0.03
                                   ===========   =========   ===========   ===========

Diluted net income per share       $      0.02   $    0.02   $      0.08   $      0.03
                                   ===========   =========   ===========   ===========

Options and warrants whose exercise price exceeds the average market price of the stock have been excluded from this computation.



Note 3.         Notes Payable to Related Parties

                During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging LTD. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The "Short-Term Note" had a maximum principal balance of $260,000 available, while the "Working Capital Funding Agreement and Amendment No.1" to this agreement provided an additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

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

                At September 30, 2003, after the conversion, the Company had recorded approximately $430,000 in aggregate debt owed to MediVision.

                In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the bank to act as security for the debt of MediVision, such debenture shall be secured by a first lien on all of the Company's assets. Such debenture and lien were signed in December 2002.

Note 4.         Working Capital Line of Credit

                In May 2003, the Company entered into a $150,000 Line of Credit agreement with its bank. The line is secured by a pledged investment with the bank equal to the amount of the line of credit. The interest charged on the line of credit is at prime rate and is due monthly. Advances on the line mature on September 10, 2008.

Note 5.         Stock Based Compensation

                At September 30, 2003, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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

                                          Three Months Ended        Nine Months Ended
                                             September 30,            September 30,
                                          2003         2002         2003         2002
                                       ---------    ---------    ---------    ---------
Net Income, As Reported                $ 310,084    $ 171,986    $ 904,852    $ 241,377
Deduct Total Stock-Based Employee
    Compensation Expenses Determined
    Under the Fair Value Based Method
    For all Awards, Net of Related Tax
    Effects                              (15,633)     (13,428)     (46,898)     (40,283)
                                       ---------    ---------    ---------    ---------

Pro Forma Net Income                   $ 294,451    $ 158,558    $ 857,954    $ 201,094
                                       =========    =========    =========    =========

Basic Earnings Per Share
    As Reported                        $   0.02     $   0.02     $   0.09     $   0.03
    Pro Forma                          $   0.02     $   0.02     $   0.09     $   0.03

Diluted Earnings Per Share:
    As Reported                        $   0.02     $   0.02     $   0.08     $   0.03
    Pro Forma                          $   0.02     $   0.02     $   0.08     $   0.03

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

                No options were granted for the three-month period ended September 30, 2003.

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

     This strategic business alliance diversifies the product portfolio of the Company, enabling it to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices. The NextGen(R) EMR system creates and maintains complete medical records with minimal effort while it streamlines workflow, controls utilization, and manages critical data related to patient care outcomes. The NextGen(R) EPM system is a complete physician management system that provides a common registration system, enterprise-wide appointment scheduling, referral tracking, clinical support, a custom report writer, and patient financial management based on a managed care model.

     In September 2003, the Company entered into a $1,200,000 debt agreement with Laurus Master Fund, Ltd ("Laurus") in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into the Company's Common Stock at a fixed conversion price of $1.07. The Company also issued seven-year warrants to Laurus to purchase 375,000 shares of the Company's Common Stock at exercise prices ranging between $1.23 and $1.61 per share.

     At September 30, 2003, the Company had a stockholders' deficit of approximately $562,000 and its current assets exceeded its current liabilities by approximately $345,000. The convertible loan agreement with Laurus that was entered into during the quarter has had a favorable impact on the Company's current ratio. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Financial Accounting Pronouncement FAS 148
------------------------------------------

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS No. 148"). This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. Management does not believe that the adoption of this Statement had a material impact on the Company's consolidated financial position or results of operations.

New Accounting Pronouncement FAS 149
------------------------------------

      On April 30, 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement on Derivative Instruments and Hedging Activities. This Statement amends and clarifies the accounting for derivative instruments by providing guidance related to circumstances under which a contract with a net investment meets the characteristics of a derivative as discussed in Statement 133. The Statement also clarifies when a derivative contains a financing component. The Statement is intended to result in more consistent reporting for derivative contracts and must be applied prospectively for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003. In management's opinion, adoption of this statement is not expected to have a material effect on the Company's financial position or results of operations.

New Accounting Pronouncement FAS 150
------------------------------------

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement incorporate the FASB's intention to revise the definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. This Statement concludes the first phase of the FASB's redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. In management's opinion, adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operations.

Disposal Obligations
--------------------

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires liabilities for costs related to exit or disposal activities to be recognized when the liability is incurred. SFAS No. 146 supersedes EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity, and is effective for the Company in fiscal 2003. The Company adopted SFAS No. 146 as of the first day of fiscal 2003 and does not expect that the adoption of this statement will have a significant impact on the Company's financial position or results of operations.

Guarantor Accounting
--------------------

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 changes current practice in accounting for, and disclosure of, guarantees. FIN 45 will require certain guarantees to be recorded at fair value on the Company's balance sheet, a change from current practice, which is generally to record a liability only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The disclosure requirements of FIN 45 are effective immediately and are included in Note 8, "Litigation and Contingencies." The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 28, 2002. The Company expects that the new recognition and measurement provisions will not have a significant impact on the Company's future financial position or results of operations.

Consolidation of Variable Interest Entities
-------------------------------------------

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. FIN 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 will be effective for the Company beginning September 7, 2003 for all interests in variable interest entities acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's financial position or results of operations

Results of Operations
---------------------

Revenues

     The Company's revenues for the third quarter ended September 30, 2003 were $2,446,084, representing an increase of approximately 16% from revenues of $2,115,225 for the third quarter ended September 30, 2002. Revenues for the first nine months of fiscal 2003 were $7,232,522 representing an increase of approximately 22% from revenues of $5,950,926 for the comparable period of fiscal 2002. Digital angiography systems and peripherals accounted for approximately 92% and 93% of the Company's revenue for the third quarter and nine-month period of both 2003 and 2002. Service revenues accounted for approximately 8% and 7% of the Company's revenue for the third quarter and nine-month period of both 2003 and 2002. Revenues from sales of the Company's products to MediVision were approximately $88,000 and $376,000 during the three-month and nine-month periods ended September 30, 2003 and $31,000 and $260,000 for the comparable three-month and nine-month periods ending September 30, 2002, respectively.

Gross Margins

     Gross margins were approximately 60% during the third quarter ended September 30, 2003 versus approximately 59% for the comparable quarter of 2002. For the nine-month period ended September 30, 2003, gross margins were approximately 60% as compared to 57% during the comparable period of 2002. The Company continues to monitor its expenses in this area in contemplation of current and future business conditions. It is anticipated that the Company's gross margins will decrease as its sales of the NextGen software products become more significant, since the gross margins associated with such sales are below the majority of the products that the Company currently markets.

Sales, Marketing, General and Administrative Expenses

     Sales and marketing and general and administrative expenses accounted for approximately 36% of total revenues during the third quarter of fiscal 2003 as compared with approximately 40% during the third quarter of fiscal 2002. Actual expense levels increased to $880,998 during the third quarter of 2003 versus $843,179 during the third quarter of 2002. For the first nine months of fiscal 2003 and fiscal 2002 such expenses accounted for approximately 38% and 41% of total revenues for the respective nine-month periods. Actual expenses increased to $2,752,884 from $2,460,805 during the nine-month periods of fiscal 2003 and 2002, respectively. Primary contributing factors to the increased expenses, while decreasing the percentage of expenses relative to revenue, were salaries and support costs related to direct sales and other support personnel added during and subsequent to the third quarter of 2002, as well as other costs in connection with the increased sales levels in 2003.

Research and Development Expenses

     Research and development expenses were $215,003 in the third quarter of fiscal 2003 and $135,429 in the third quarter of fiscal 2002. Such expenses accounted for approximately 9% and 6% of revenues during the third quarter of 2003 and 2002, respectively. For the first nine months of fiscal 2003 and 2002, such expenses accounted for approximately 7% of total revenues. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of its paying for research and development conducted by MediVision on the Company's behalf. In addition, the Company anticipates an increase in reported expenses that were previously reimbursed to the Company, in connection with the "Computer Guided Laser Therapy" project, by the Israel-U.S. Binational Industrial Research and Development Foundation, that has since been completed.

Interest and Other Expense, net

Interest and other expense was $46,077 during the third quarter of fiscal 2003 versus $86,574 during the same period of 2002. For the nine-month periods, other expense was $164,547 and $265,985 in fiscal 2003 and fiscal 2002, respectively. These amounts were comprised principally of interest expense, mainly associated with net borrowings from MediVision and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $310,084, or $0.02 per share basic and diluted earnings, for the third quarter ended September 30, 2003 as compared to net income of $171,986 or $0.02 per share, for the third quarter ended September 30, 2002. For the nine-month periods, the Company recorded net income of $904,852 or $0.09 per share basic and $0.08 per share diluted as compared to $241,377, or $0.03 per share, during fiscal 2003 and fiscal 2002, respectively.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $660,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $605,042 during the nine months ended September 30, 2003 as compared to generating cash of $37,069 in the nine months ended September 30, 2002. The cash generated from operations during the first nine months of 2003 was principally from net income for the period which amounts were partially offset by increased receivables. The cash generated from operations during the first nine months of 2002 was principally from net income for the period partially offset by the procurement of inventory required to meet the third quarter and anticipated near-term sales demand for the Company's products.

     Cash used in investing activities was $205,811 during the first nine months of 2003 as compared to $34,806 during the same period for 2002. The Company's primary investing activities consisted of an investment to secure the line of credit with its bank and the costs associated with the placement of the convertible debt instrument with Laurus. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations or other financing arrangements available to the Company, if any.

     The Company generated cash in financing activities of $862,533 during the first nine months of fiscal 2003 as compared to generating cash of $91,926 during the comparable period of fiscal 2002. The cash generated in financing activities during the first nine months of 2003 was principally from proceeds received from the signing of the $1,200,000 convertible debt instrument offset by repayments of borrowings under existing arrangements with MediVision, while the cash generated during the same period in 2002 was principally from borrowings under existing arrangements with MediVision. Principal payments on notes payable other than to MediVision in both years were minimal.

      In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 85% of the Company's outstanding common stock

     At September 30, 2003, after the conversion, the Company had recorded approximately $430,000 in aggregate debt owed to MediVision.

    On September 30, 2003 the Company's cash and cash equivalents were $1,644,998. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

     The Company will continue to evaluate alternative sources of capital to meet its growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements and is hopeful that it will be successful in this regard. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

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

                            PART II OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    None.

ITEM 2.             CHANGES IN SECURITIES
                    On September 25, 3003, the Company entered into a private placement transaction with Laurus Master Fund, Ltd. which was exempt from registration under Section 4 (2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated there under. Pursuant to the securities purchase agreement between Laurus a secured convertible term note in the principal amount of $1,200,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, duce September 25, 2006, convertible into shares of the Company's common stock at a conversion price of $1.07 per share. Interest is payable at the Company's option in cash or shares of common stock. Additionally, the Company issued a warrant to Laurus to purchase 375,000 shares of its common stock at exercise prices ranging between $1.23 and $1.61 per share. Laurus may exercise the warrant through September 25, 2010. The Company is obligated to register for resale the shares of common stock issuable upon conversion of the note and upon exercise of the warrant pursuant to a registration rights agreement dated September 25, 2003 between the Company and the purchaser.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a)       4.1  -   Securities   Purchase   Agreement   dated
                              September 25, 2003 by and between the company and the purchaser. *

                              4.2  -  Secured   Convertible   Term  Note   dated
                              September 25, 2003 issued to the purchaser. *

                              4.3 - Common Stock Purchase Warrant Agreement dated September 25, 2003 issued to the purchaser.
                              *

                              4.4  -   Registration   Rights   Agreement   dated
                              September 25, 2003 by and between the Company and the purchaser. *

                              4.5 - Security Agreement dated September 25, 2003 by and between the Company and the purchaser. *

                              31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                              31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                              32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002
                              --------------------------------------------------

                             *Incorporated  herein by reference to the Company's
                              Form 8-K filed on October 1, 2003.

                    (b)      None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OPHTHALMIC IMAGING SYSTEMS
                           (Company)


                           By: /s/ Gil Allon
                               -------------------------------------------
                               Gil Allon,
                               Chief Executive Officer



                               /s/ Ariel Shenhar
                               -------------------------------------------
                               Ariel Shenhar,
                               Chief Financial Officer



Dated: November 12, 2003