Form 10KSB
period 2003-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2004-03-25
CIK 885317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No / /.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes / / No /X/.

         The issuer's revenues for its most recent fiscal year were $9,944,827.

         The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 23, 2004, was approximately $2,391,871 based upon the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February 23, 2004, there were 14,458,823 issued and outstanding shares of issuer's common stock.

         Traditional Small Business Disclosure Format (check one):
Yes /X/ No / /

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

         The Company has also entered into the Electronic Medical Records ("EMR") and the Enterprise Practice Management ("EPM") markets. To that end, it signed an agreement on June 30, 2003 with NextGen Healthcare Information Systems, Inc., a leading provider of such software platforms to the practitioners market and sale of their products to the ophthalmic market.

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

         MediVision Transactions

           During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging LTD. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The Short Term Promissory Note (the "Short-Term Note") had a maximum principal balance of $260,000 available, while the Working Capital Funding Agreement (the "Working Capital Note") and Amendment No.1 to this agreement (the "Amendment") provided an additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

           In May 2003, the Company and MediVision entered into Amendment No. 2 to the Working Capital Funding Agreement and the Short Term Note whereby the repayment terms on the debt were extended on all principal and interest due until January 1, 2005.

           In June 2003, MediVision exercised its option, as stipulated in the Working Capital Funding Agreement, Amendment No. 1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 85% of the Company's outstanding common stock.

          At December 31, 2003, after the conversion, the Company had recorded approximately $201,000 in aggregate debt owed to MediVision.

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

         Over the past 35 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. The Company's WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored on CD-ROM or DVD-ROM. The Company offers a variety of networking and printer options.

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

         Currently the Company knows of five manufacturers of fundus cameras. These manufacturers produce a total of 22 models, 9 current and 13 legacy models for which the Company has designed optical and electronic interfaces for each of them.

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

         Sales, Marketing and Distribution

         The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2003, the Company's sales and marketing organization consisted of a national sales manager as well as 7 territory sales representatives and 6 product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contractors to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

         Internationally, the Company utilizes ophthalmic distributors that sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision Medical Imaging Systems Ltd. ("MediVision"), the Company's parent, serves as the principal distributor of the Company's products in Europe and certain other international markets.

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

         Competition

         The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. With respect to its WinStation products, the Company is aware of two primary competitors in the United States, which produce and are delivering digital fundus imaging systems in volume, Topcon and Zeiss. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, the Company's products interface with different models of fundus cameras from a wide variety of manufacturers. Three other companies are known to have systems in primarily the international market, and the U.S. market to a limited extent, each with small market penetration.

         The primary competition for the DFI comes from traditional fundus cameras manufactured by Topcon, Kowa, Zeiss, Canon and Nidek. None of the current digital fundus cameras include a digital imaging system or certain other DFI features, including live motion imaging. These fundus cameras, when combined with an imaging system comparable to the DFI, are significantly more expensive than the

DFI. The Company is aware of two companies that currently have prototype units that could be similar in function to the DFI, one of these companies (Zeiss) has started to sell such a product recently.

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

         Research and Development

         The Company's net research and development expenditures in the years ended December 31, 2003 and 2002 were approximately $702,000 and $559,000, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of paying for research and development conducted by MediVision on its behalf. In addition, the Company anticipates an increase in reported expenses that were previously reimbursed to it in connection with the "Computer Guided Laser Therapy" project by the Israel-U.S. Binational Industrial Research and Development Foundation that has since been completed.

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

         The Company also relies on trade secrets, know-how, continuing technological innovation and other unpatented proprietary technology to maintain its competitive position. Certain of the proprietary software, optical interfaces and synchronization modules of the Company's digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware, software and video components are purchased from third parties. No patent applications have been filed with respect thereto. The Company anticipates aggressively defending its unpatented proprietary technology, although there is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets and other proprietary technology.

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

         INSURANCE

         The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of December 31, 2003, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

         EMPLOYEES

         As of December 31, 2003, the Company had 43 employees of which 41 were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases under a noncancelable triple net lease expiring in May 2005, approximately 10,200 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays minimum monthly lease payments, with respect to these properties, in the aggregate of approximately $9,000. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to significantly renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

         To the Company's knowledge, there are no material legal proceedings presently pending or threatened to which the Company (or any of its directors or officers in their capacity as such) are, or may be, a party or to which the Company's property is, or may be, subject.

ITEM 4.


SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's 2003 Annual Meeting of Shareholders held on December 9, 2003, the following matters were voted upon and adopted by the votes indicated:

                                                                    For       Withheld     Against     Abstain
        To elect  five  individuals  to serve as the  Board of
        Directors  of  the  Company   until  the  next  annual    13,501,946       27,040     --             --
        meeting of  shareholders  and until  their  successors
        are elected and qualified.1

        Approval   and   adoption  of  an   amendment  to  the
        Company's  Articles of  Incorporation  to increase the    13,454,945                  68,527      5,514
        number  of  authorized  shares of  common  stock  from                    --
        20,000,000 to 35,000,000 shares.

        Approval  of the  Company's  2003  Stock  Option  Plan
        authorizing 750,000 shares for grant.                     11,112,490    2,352,323     54,512      9,661

        To ratify the  selection  by the Board of Directors of
        Perry-Smith  & Co. to be the  independent  accountants    13,512,414      --           8,748      7,824
        with respect to the audit of the  Company's  financial
        statements  for the  fiscal  year ended  December  31,
        2003.

         /1/ Reflects votes cast for, and withheld for all directors, except for Gil Allon who received 13,501,880 votes for and 27,106 votes withheld and Noam Allon who received 13,501,814 votes for and 27,172 votes withheld.

         There were 825,535 non-votes with respect to the matters listed above.

----------

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

                              Year Ended               Year Ended
                          December 31, 2003         December 31, 2002
                          -----------------         -----------------
                          Low          High         Low          High
                          Bid          Ask          Bid          Ask
                          -----------------         -----------------

First Quarter             0.20         0.33         0.03         0.22
Second Quarter            0.30         0.91         0.12         0.20
Third Quarter             0.61         1.25         0.11         0.24
Fourth Quarter            0.92         1.50         0.11         0.45


         On February 23, 2004, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $1.05 per share and there were approximately 143 shareholders of record.

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

         Equity Compensation Plans

         The following table sets forth certain information, as at December 31, 2003, with respect to the Company's equity compensation plans:


                                                                                                NUMBER OF SECURITIES
                                   NUMBER OF SECURITIES TO BE        WEIGHTED-AVERAGE          REMAINING AVAILABLE FOR
                                     ISSUED UPON EXERCISE OF        EXERCISE PRICE OF              FUTURE ISSUANCE
                                      OUTSTANDING OPTIONS,         OUTSTANDING OPTIONS,       UNDER EQUITY COMPENSATION
        PLAN CATEGORY                  WARRANTS AND RIGHTS         WARRANTS AND RIGHTS                   PLANS
Equity compensation plans
approved by security holders...               92,319(a)                  $.91                         750,000(b)
                                              ---------                  ----                         ---------



Equity compensation plans
not approved by security
holders .......................            1,678,633(c)                  $.44                       1,008,333(d)
                                           ------------                  ----                       ------------



  Total .......................            1,770,952                     $.46                       1,758,333
                                           ============                  ====                       =========


(a) Represents options granted under the Company's 1992 Stock Option Plan under which no further options may be granted.

(b) Represents shares available for grant under the 2003 Stock Option Plan to employees and directors of, consultants to, and to non-employee directors of, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(c) Includes 60,000 shares subject to options granted under the Company's 1997 Stock Option Plan under which no further options may be granted. Also includes 115,000 and 1,398,333 shares subject to options granted under the 1995 Stock Option Plan (the "1995 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), respectively. Also includes 105,300 options granted under individual stock option plans.

(d) Includes 920,000 and 88,333 shares available for future grant under the 1995 Plan and the 2000 Plan respectively, to employees and directors of, consultants to, and to non-employee directors of, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 1995 Plan and the 2000 Plan will again be available for the grant of options under the applicable plan.


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

         In May 2003, the Company entered into a $150,000 line of credit agreement with its bank. The line is secured by a pledged investment with the bank equal to the amount of the line of credit. The interest charged on the line of credit is at prime rate and is due monthly. Advances on the line of credit mature on September 10, 2008.

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

         At December 31, 2003, the Company had a stockholders' equity of approximately $27,000 and its current assets exceeded its current liabilities by approximately $556,000. The convertible loan agreement with Laurus that was entered into during 2003 has had a favorable impact on the Company's current ratio. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

         MediVision Transactions

         During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging LTD. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The ShortTerm Note had a maximum principal balance of $260,000 available, while the Working Capital Funding Agreement and Amendment No.1 to this agreement provided an additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

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

         Critical Accounting Policies

         Financial Accounting Pronouncement FAS 148

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 ("SFAS No. 148"). This Statement amends SFAS No.123, Accounting for Stock-Based Compensation ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reporting containing financial statements for interim periods beginning after December 15, 2002. Because the Company accounts for the compensation cost associated with its stock option plans under the intrinsic value method, the alternative methods of transition will not apply to the Company. The additional disclosure requirements of the statement are included in these financial statements. Management does not believe that the adoption of this Statement had a material impact on the Company's consolidated financial position or results of operations.

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

         Selected Financial Data

                                           YEARS ENDED DECEMBER 31,
                                 -------------------------------------------
                                     2003           2002             2001
                                 -----------     -----------     -----------
STATEMENT OF OPERATIONS DATA:

Net revenues                     $ 9,944,827     $ 8,465,707     $ 6,958,119

Cost of sales                      3,955,680       3,535,316       3,128,355
                                 -----------     -----------     -----------
     Gross profit                  5,989,147       4,930,391       3,829,764
                                 -----------     -----------     -----------
Operating expenses:
  Sales,  marketing, general
  and administrative               3,984,482       3,426,616       3,123,269

  Research and development           702,020         558,999         549,419
                                 -----------     -----------     -----------
     Total operating expenses      4,686,502       3,985,615       3,672,688
                                 -----------     -----------     -----------
Income from operations             1,302,645         944,776         157,076

Other expense, net                  (269,451)       (360,953)       (273,384)
                                 -----------     -----------     -----------
Net income (loss) before
   extraordinary item              1,033,194         583,823        (116,308)

Extraordinary item                                                   188,762
                                 -----------     -----------     -----------
Net Income before taxes            1,033,194         583,823          72,454

Income Tax benefit (expense)         405,000         (19,000)
                                 -----------     -----------     -----------
Net income                       $ 1,438,194     $   564,823     $    72,454
                                 ===========     ===========     ===========
Basic earnings per share        $        .13     $       .07     $       .01
                                 ===========     ===========     ===========
Shares used in the
   calculation of basic
   earnings per share             11,267,493       8,138,305       8,138,305
                                 ===========     ===========     ===========
Diluted earnings per share      $        .12     $       .07     $       .01
                                 ===========     ===========     ===========

                                            YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     2003            2002             2001
                                 ------------     ------------     ------------


Shares used in the
   calculation of diluted
   earnings per share              11,877,205        8,138,305        8,138,305
                                 ============     ============     ============

STATEMENT OF CASH FLOWS DATA:

Net cash provided by (used
   in) operating activities      $    367,129     $    725,846     $   (349,371)

Net cash used in investing
   activities                        (175,360)         (72,331)         (97,017)
Net cash provided by (used
   in) financing activities           697,031         (342,207)         481,740

                                 ------------     ------------     ------------
Net increase in cash and cash
   equivalents                   $    888,800     $    311,308     $     35,352
                                 ============     ============     ============


         COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

         Revenues

         The Company's revenues for the year ended December 31, 2003 were $9,944,827 representing an increase of approximately 17% from revenues of $8,465,707 for the year ended December 31, 2002. The increased revenue levels for 2003 include revenues from initial deliveries of the Company's newest digital angiography system, the WinStation 4000. Digital angiography systems and peripherals, including upgrades, accounted for approximately 92% and 93% of the Company's total revenues during 2003 and 2002, respectively. Service revenue for the years ended 2003 and 2002 accounted for approximately 8% and 7% of the Company's total revenue, respectively. The increased revenue levels during the 2003 period reflect the impact of a number of factors discussed in further detail below.

         Gross Margins

         Gross margins were approximately 60% during fiscal 2003 versus approximately 58% for fiscal 2002. The fiscal 2003 gross margin percentage reflects the continued impact of sales of higher margin products as well as economies of scale associated with the fixed and semi-variable overhead cost absorption over increased revenue levels. It is anticipated that our gross margins will decrease as our sales of the NextGen software products become more significant, since the gross margins associated with such sales are below the majority of the products that we currently market.

         Sales, Marketing, General and Administrative Expenses

         Sales, marketing, general and administrative expenses accounted for approximately 40% of total revenues during both fiscal 2003 and fiscal 2002. Expense levels increased to $3,984,482 during fiscal 2003, representing an increase of approximately 16% compared to expenses of $3,426,616 in 2002. Primary contributing factors to the increased expenses were salaries and support costs related to direct sales and other support personnel added during and subsequent to the third quarter of 2002, as well as other costs in connection with the increased sales levels in 2003.

         Research and Development Expenses

         Research and development expenses increased by approximately 26% to $702,020 during 2003 from $558,999 during 2002. Such expenses accounted for approximately 7% of total revenues during fiscal 2003 and fiscal 2002. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of its paying for research and development conducted by MediVision on the Company's behalf. In addition, the Company anticipates an increase in reported expenses that were previously reimbursed to the Company, in connection with the "Computer Guided Laser Therapy" project, by the Israel-U.S. Binational Industrial Research and Development Foundation, that has since been completed.

         Interest and Other Expense, net

         Interest and other expense were $269,451 during 2003 compared to $360,953 during 2002. These amounts were comprised principally of interest expense associated with net borrowings from MediVision during fiscal 2003 and 2002, respectively and interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products. Interest income in both periods was insignificant.

         Income Taxes

         At December 31, 2003 and 2002, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company's limited history of profitable operations, management has recorded a valuation allowance of $4,734,000 and $5,053,000 at December 31, 2003 and 2002, respectively. The amount of the valuation allowance will be adjusted in the future when management determines that it is more likely than not the deferred assets will be realized.

         The Company has at December 31, 2003, a net operating loss carryover of approximately $5,410,500 for federal income tax purposes which expires between 2007 and 2020, and a net operating loss carryforward of approximately $2,088,800 for California state income tax purposes which expires through 2010. The State of California has suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately $174,900 will begin to expire in 2007. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers will expire without being utilized.

         Net Income

         The Company reported net income of $1,438,194, or $0.13 per share basic and $0.12 per share diluted, during 2003, compared to a net income of $564,823, or $0.07 per share basic and diluted, during 2002. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see
Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

         The results of operations for 2003 reflect the positive impact of the Company's ongoing attention and resources to core marketing, selling and corporate operations issues. Growing sales of the Company's digital angiography products reflect the market acceptance of these products and the ongoing product quality improvements made to meet customers' requirements. There can be no assurance, however, that there will be continued market acceptance of the Company's products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

         The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $570,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period (see
Note 11 of Notes to Financial Statements included in Item 7 of this Form
10-KSB).

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 9% and 11% of the Company's net sales for 2003 and 2002, respectively. Sales to MediVision, included in these totals, accounted for approximately $482,000 and $514,000 for 2003 and 2002, respectively.

         Seasonality

         The Company's most effective marketing tool is the demonstration and display of its products at the annual meeting of the American Academy of Ophthalmology held during the fall of each year, with a significant amount of the Company's sales orders generated during or shortly after this meeting. Accordingly, the Company expends a considerable amount of time and resources during the fourth quarter of its fiscal year preparing for this event.

         COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

         Revenues

         The Company's revenues for the year ended December 31, 2002 were $8,465,707 representing an increase of approximately 22% from revenues of $6,958,119 for the year ended December 31, 2001. The increased revenue levels for 2002 include revenues from initial deliveries of the Company's newest digital angiography systems, including the WinStation 1400 and WinStation 5000. Sales of Digital angiography systems and peripherals, including upgrades, accounted for approximately 93% of the Company's total revenues for 2002. The increased revenue levels during the 2002 period reflect the impact of a number of factors discussed in further detail below.

         Gross Margins

         Gross margins were approximately 58% during fiscal 2002 versus approximately 55% for fiscal 2001. The fiscal 2002 gross margin percentage reflects the impact of sales of higher margin products as well as economies of scale associated with fixed and semi-variable overhead cost absorption over increased revenue levels. The 2001 gross margin percentage reflects the impact of sales of higher margin products as well as economies of scale associated with fixed and semi-variable overhead cost absorption over increased revenue levels. Pursuant to the Closing of the transactions with MediVision, the Company has, with support from MediVision, undertaken certain gross margin enhancement efforts and continue to monitor its expenses in this area in contemplation of current and anticipated business conditions.

         Sales, Marketing, General and Administrative Expenses

         Sales, marketing, general and administrative expenses accounted for approximately 40% of total revenues during fiscal 2002 as compared with approximately 45% during fiscal 2001. Expense levels increased to $3,426,616 during fiscal 2002, representing an increase of approximately 10% compared to expenses of $3,123,269 in 2001. Primary contributing factors to the increased expenses were professional, administrative and other costs as well as increased commissions and other expenses associated with significantly increased revenue levels during 2002 versus 2001.

         Research and Development Expenses

         Research and development expenses increased by approximately 2% to $558,999 during 2002 from $549,419 during 2001. Such expenses accounted for approximately 7% and 8% of revenues for fiscal years 2002 and 2001, respectively. The Company has focused its recent research and development efforts on new digital image capture products and reducing cost configurations for its current products. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between MediVision and the Company.

         Interest and Other Expense, net

         Interest and other expense were $360,953 during 2002 compared to $273,384 during 2001. These amounts were comprised principally of interest expense associated with net borrowings from MediVision during fiscal 2002 and 2001, respectively, interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products and interest expense in connection with a stock appreciation right granted to the Company's bank discussed in further detail below. Interest income in both periods was insignificant.

         Net Income

         The Company reported net income of $564,823, or $0.07 per share, during 2002, compared to a net income of $72,454, or $0.01 per share, during 2001. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128. The 2001 amounts include an extraordinary gain recorded during the first quarter of $188,762, or $0.02 per share, resulting from the negotiated reduction of certain principal and interest charges previously recorded in connection with a stock appreciation right granted to the Company's bank.

         The results of operations for 2002 reflect the positive impact of the Company's ongoing attention and resources to core marketing, selling and corporate operations issues. Growing sales of its digital angiography products reflect the market acceptance of these products and the ongoing product quality improvements made to meet customers' requirements. The results of operations for 2001 reflect the positive impact of redirecting the Company's attention and resources to core marketing, selling and corporate operations issues, and it marks the first year of profitability since the Company's initial public offering. Initial sales of the newest digital angiography products contributed significantly to these results and the Company is hopeful that these products will contribute substantial future revenues. There can be no assurance, however, that there will be continued market acceptance of these products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

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

         Export Sales

         Revenues from sales to customers located outside of the United States accounted for approximately 11% and 12% of the Company's net sales for 2002 and 2001, respectively. Sales to MediVision, included in these totals, accounted for approximately $514,000 and $342,000 for 2002 and 2001, respectively.

         Seasonality

         The Company's most effective marketing tool is the demonstration and display of its products at the annual meeting of the American Academy of Ophthalmology held during the fall of each year, with a significant amount of the Company's sales orders generated during or shortly after this meeting. Accordingly, the Company expends a considerable amount of time and resources during the fourth quarter of its fiscal year preparing for this event.

         Liquidity and Capital Resources

         The Company's operating activities provided cash of $367,129 during 2003 as compared to generating cash of $725,846 during 2002. The cash provided by operations during 2003 was substantially due to the Company's increased profitability which amounts were partially offset by increased receivables.

         Net cash used in investing activities was $175,360 during 2003 versus $72,331 during 2002. The Company's primary investing activities consisted of an investment in a Certificate of Deposit in order to secure a line of credit with its bank and equipment and other capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, or other financing arrangements available to Company, if any.

         The Company generated cash of $697,031 in financing activities during 2003 as compared to using $342,207 during 2002. The cash generated in financing activities during 2003 was principally from proceeds received from the signing of the $1,200,000 convertible debt instrument offset by repayments of borrowings under existing arrangements with MediVision, while cash used during 2002 was principally from repayment of principal on notes payable under existing arrangements with MediVision. Principal payments on notes payable other than to MediVision in both years were minimal.

         In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 85% of the Company's outstanding common stock

         On December 31, 2003, the Company's cash and cash equivalents were $1,272,034. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

         Trends

         The Company is unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's financial condition or results from operations.

         Inflation

         The Company believes that inflation has not had a material or significant impact on the Company's revenue or on its results from operations.

         Off Balance Sheet Arrangements

         None.

ITEM 7.  FINANCIAL STATEMENTS.

         The Company's financial statements for the year ended December 31, 2003 are attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None of the principal accountant's reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, and none was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Perry-Smith LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 8A. Controls and Procedures

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

(a)      Directors and Executive Officers

         The following is a list of the names and ages of the Company's directors and executive officers:

Name                                  Age               Position
------------------------------------- ----------------- -------------------------------------------------------
Gil Allon                             42                Chief Executive Officer and Director
Ariel Shenhar                         38                Chief Financial Officer, Vice President, Secretary, and
                                                        Director
Jonathan Adereth                      56                Director, Chairman of the Board
Noam Allon                            44                Director
Alon Harris, Ph.D.                    44                Director


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

         Alon Harris has served as a member of the Company's Board of Directors since November 2001. Professor Harris has been Director of the Glaucoma Research and Diagnostic Laboratories (the "Laboratory") in the Department of Ophthalmology at the Indiana University School of Medicine ("Indiana") since 1993. The Laboratory, founded by Professor Harris, specializes in investigation of ocular blood flow and its relationship to eye diseases such as glaucoma, age-related macular degeneration and diabetic retinopathy. He has been the Letzter Chair of Ophthalmology at Indiana since 2000 and has been a Professor of Ophthalmology and Physiology and Biophysics at Indiana since 1999. Professor Harris is the 1995 recipient of the Research to Prevent Blindness International Scholar Award and holds the Letzter Endowed Chair of Ophthalmology.

         There are no family relationships among any of the persons listed above except that Noam Allon and Gil Allon are brothers.

(b)      Audit Committee Financial Expert

         The Company's Board of Directors has determined that Jonathan Adereth, the Chairman of the Audit Committee, qualifies as an independent financial expert serving on its audit committee. This qualification is based upon his experience, more fully described above in his biography, in particular, in his capacity as President and Chief Executive Officer and board member of Elscint Ltd.

(c)      Section 16 (a) Compliance

         Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

         The Company believes that during the year ended December 31, 2003, its acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements, except that Noam Allon, Gil Allon, Ariel Shenhar and Jonathan Adereth were late in filing reports concerning the grant to them of options to purchase 30,000, 70,000, 50,000 and 30,000 shares of the Company's common stock, respectively and MediVision was late in filing reports concerning its conversion of its line of credit with the Company into 6,216,216 shares of the Company's common stock.

(d)      Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. The Company's Code of Ethics is attached to this Form 10-KSB as Exhibit 14. The Company will provide to any person upon request, without charge, a copy of the Code of Ethics. Such request is to be submitted in writing to the Company at: Ophthalmic Imaging Systems,
Attention: Ariel Shenhar, 221 Lathrop Way, Suite I, Sacramento, Ca. 95815


EXECUTIVE COMPENSATION.

(a)      Summary Executive Compensation Table



                           SUMMARY COMPENSATION TABLE

           NAME AND PRINCIPAL              FISCAL                                      OTHER ANNUAL
                POSITION                    YEAR      SALARY ($)       BONUS ($)       COMPENSATION ($)
  -----------------------------------      -----      ----------      ---------          ---------
  Gil Allon                                 2003      $132,000(1)     $55,440(2)         $34,860(3)
     Chief Executive Officer                2002       122,769         39,892(4)          36,126(5)
                                            2001       120,000         42,269(6)          40,639(7)

  Ariel Shenhar                             2003      $115,500        $38,000            $ 8,737(8)
      Vice-President, Chief Financial       2002        48,231(9)      38,000(10)          5,528(11)
      Officer

(1) Payments to and on behalf of Mr. Allon for his services to the Company in 2003 and 2002 were generally made directly by the Company to Mr. Allon. Payments to and on behalf of Mr. Allon for his services to the Company in 2001 were generally made directly by MediVision and charged to the Company
(2) $44,921 of the estimated bonus was paid by the Company to Mr. Allon in 2003. The balance was accrued in the financial statements. As of February 23, 2004, the Company had not paid the balance.
(3) Represents $26,123 in housing expenses paid by MediVision and charged to the Company and approximately $8,737 in automobile expenses for Mr. Allon paid by the Company.
(4) $10,000 of this amount was paid by the Company to Mr. Allon in 2002 and the balance was paid in 2003.
(5) Represents $25,800 in housing expenses paid by MediVision and charged to the Company and approximately $10,326 in automobile expenses for Mr. Allon paid by the Company.
(6)      Paid by the Company to Mr. Allon in June 2002
(7) Represents $21,925 in housing expenses and $5,514 in medical insurance premiums paid by MediVision and charged to the Company and approximately $13,200 in automobile expenses for Mr. Allon paid by the Company.
(8) Represents approximately $8,737 in automobile expenses for Mr. Shenhar paid by the Company.
(9)      Represents salary from July 22, 2002 through December 31, 2002
(10)     Represents bonus accrued in the financial statements and paid in 2003.
(11) Represents approximately $5,528 in automobile expenses for Mr. Shenhar paid by the Company.

         (b)      Summary Option Grants

         During the year ended December 31, 2003, the following options were granted to named executive officers:

                                                % of total
                                  Number of      Options/
                                  Securities   SARs Granted
                                  Underlying   to Employees
                                 Options/SARs    in Fiscal       Exercise or Base
             Name                Granted (#)       Year          Price ($/Share)         Expiration Date
-------------------------------- ------------- -------------- ----------------------- ----------------------
Gil Allon                           70,000          28%                $.41               April 9, 2013
   Chief Executive Officer

Ariel Shenhar
   Vice President, Chief            50,000          20%                $.41               April 9, 2013
   Financial Officer

         (c)      Aggregated Option Exercises and Fiscal Year End Values

                                                               Number of Securities
                                                                    Underlying        Value of Unexercised
                                                                   Unexercised            In-the-Money
                                                                 Options/SARs at         Options/SARs at
                                    Shares         Value            FY-End (#)             FY-End ($)
                                 Acquired on     Realized          Exercisable/           Exercisable/
             Name                Exercise (#)       ($)         Unexercisable (1)         Unexercisable
-------------------------------- ------------- -------------- ----------------------- ----------------------
Gil Allon                             --            --        286,667/73,333(2)          $228,014/58,226
   Chief Executive Officer

Ariel Shenhar
   Vice President, Chief              --            --        166,667/33,333             $132,334/26,466
   Financial Officer


(1) All options had a market value of $1.20 per share at December 31, 2003. The exercise price on all shares was $.406 per share.
(2) Includes 13,334 shares exercisable and 26,666 shares unexercisable by indirect ownership through spouse.

(d)      Compensation of Directors

         The Company has entered into an employment agreement with Mr. Allon, dated December 1, 2001, for his services as Chief Executive Officer, for a term of approximately one year, which agreement may be renewed for successive one year intervals upon mutual agreement of the parties. Under the terms of the agreement, revised in October 2002, Mr. Allon is to receive an annual salary of $132,000 and a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals. Mr. Allon will also be eligible to participate in the Company's health and welfare insurance plans and is provided an automobile for business use. The agreement between the parties was renewed on December 15, 2002, but was revised to provide for an indefinite term.

         The Company also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, for a term of approximately one year, commencing on July 22, 2002, and expiring on June 30, 2003. Under the terms of the agreement, revised in December 2003 to provide for an indefinite term, Mr. Shenhar's salary was increased from $114,000 to $120,000 annually effective October 1, 2003, and he is to receive a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals. Mr. Shenhar will also be eligible to participate in the Company's health and welfare insurance plans and is provided an automobile for business use.

         In addition, Jonathan Adereth received $36,000 for his services as Chairman of the Board and an additional $2,000 for meetings attended in 2003.

          Pursuant to a letter agreement executed on October 24, 2001, between Dr. Harris and the Company, and as subsequently modified by the parties, the Company agreed to the following in connection with his service as a director:
(i) to grant to Dr. Harris options to purchase up to 20,000 shares of the Company's Common Stock, at a per share exercise price not less that fair market value on the date of the grant, (ii) to pay to Dr. Harris, in four equal quarterly installments, an annual retainer in the aggregate amount of $4,000,
(iii) to pay to Dr. Harris a per meeting fee of $500 for attending non-telephonic meetings of the Board, (iv) to pay to Dr. Harris an hourly fee of $100 for attending telephonic meetings of the Board, and (v) to reimburse Dr. Harris for reasonable expenses incurred in connection with his services as a director. Dr. Harris's agreement was revised in September 2002 to provide for a quarterly payment of $1,500 for his services as a director, eliminating the payments to him for his individual attendance at telephonic and non-telephonic meetings of the Board. For his services as a director during the year, Dr. Harris earned approximately $6,000, of which approximately $1,500 remained accrued but unpaid as of December 31, 2003. As of February 23, 2004 this amount was not paid. The above referenced options were granted in January 2002 at a per share exercise price of $.10, which price exceeded the closing price of the Company's common stock on the date of grant.

         No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, no director has been paid any compensation by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 23, 2004, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officer as a group.

      Name and Address of                               Amount and Nature of
       Beneficial Owner                                   Beneficial Owner                    Percent of Class
-------------------------------                         --------------------                  ----------------
MediVision Medical Imaging Ltd.                            12,180,151 (1)                          84.2%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

Gil Allon                                                   305,000(2)(3)                           2.1%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Ariel Shenhar                                                175,000 (2)                            1.2%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Jonathan Adereth                                             165,000 (2)                            1.1%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Noam Allon                                                   165,000 (2)                            1.1%
221 Lathrop Way, Suite I
Sacramento, CA 95815

Alon Harris, Ph.D.                                            13,333(2)                              *
221 Lathrop Way, Suite I
Sacramento, CA 95815

Directors and Officers as a group                            823,333(2)                             5.4%
(total of 5 persons)

--------------------------------------------------------------------------------

*        Represents less than 1%.

(1)      As indicated in a Schedule 13D filed by MediVision on August 22, 2003.
(2) Represents shares subject to stock options exercisable within 60 days from February 23, 2004.
(3) Includes indirect beneficial ownership by spouse of stock options to purchase 20,000 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) Transactions with Executive Officers and Directors

         In January 2004, the Company entered into a service agreement, effective January 1, 2003 with MediStrategy Ltd. ("MS"), an Israeli company owned by Noam Allon, a director of the Company. Under the terms of the agreement, MS will provide services to the Company primarily in the business development field in ophthalmology including business cooperation, mergers and acquisitions allocating new lines of business and analyzing of such, defining new product lines or business opportunities to be developed. All services provided by MS shall be performed solely by Noam Allon.

         In consideration for the services to be provided, the Company agrees to pay MS a monthly sum of $3,300 paid quarterly. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company's Chairman of the Board. As of December 31, 2003, MS has earned fees in the amount of $39,600 and a bonus, which has not been finalized. These amounts remain accrued but unpaid as of December 31, 2003.

(b)      Transactions with Security Holders

         As discussed in greater detail in the Business Development section of
Item 1 and in Management's Discussion and Analysis or Plan of Operation section of Item 6 of this annual report, the Company and MediVision entered into a series of transactions which resulted in MediVision owning approximately 85% of the Company's outstanding common stock at fiscal year end 2003.

EXHIBITS AND REPORTS ON FORM 8-K

         A.       Exhibits

Exhibit                                                                                           Footnote
Number         Description of Exhibit                                                            Reference
-------        ----------------------                                                            ----------
2.1            Securities Purchase Agreement dated as of July 13, 2000, by and among the            (8)
               Company, Premier and MediVision.

3.1            Articles of Incorporation of the Company, as amended.                                 *

3.2            Amendment to Articles of Incorporation (Certificate of Determination of              (4)
               Preferences of Series A Junior Participating Preferred Stock of the Company).

3.3            Amendment to Articles of Incorporation (Certificate of Determination of              (7)
               Preferences of Series B Preferred Stock of the Company).

3.4            Amended Bylaws of the Company.                                                        *

3.5            Amendment to Amended Bylaws of the Company dated January 28, 1998.                   (6)

4.1            Specimen of Stock Certificate.                                                        *

4.2            Securities Purchase Agreement dated September 25, 2003 by and between the            (13)
               Company and Laurus.

4.3            Secured Convertible Term Note dated September 25, 2003 issued to Laurus.             (14)

4.4            Common Stock Purchase Warrant dated September 25, 2003 by and between the            (15)
               Company and Laurus.

4.5            Registration Rights Agreement dated September 25, 2003 by and between the            (16)
               Company and Laurus.

4.6            Security Agreement dated September 25, 2003 by and between the Company and           (17)
               Laurus.

10.1           Lease Agreement, dated as of April 21, 2001, between the Company and                 (11)
               Jackson-Jahn, Inc.

10.2           Confidentiality Agreement dated March 27, 1992 between the Company and Steven         *
               R. Verdooner.

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

10.4           Form of International Distribution Agreement used by the Company and sample           *
               form of End User Software License Agreement.

10.5           Stock Option Plan.                                                                   (1)+

10.6           Rental Agreement dated May 1, 1994 by and between the Company and Robert J.          (2)
               Rossetti.

10.7           The Company's 1995 Nonstatutory Stock Option Plan and sample form of                 (3)+
               Nonstatutory Stock Option Agreement.

10.8           The Company's 1997 Nonstatutory Stock Option Plan and sample form of                 (5)+
               Nonstatutory Stock Option Agreement.

10.9           Form of Indemnification Agreement between the Company and each of its                (6)
               directors, officers and certain key employees.

10.10          Working Capital Funding Agreement dated as of July 13, 2000 by and between           (8)
               MediVision and the Company.

10.11          Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001        (10)
               by and between MediVision and the Company.

10.12          Loan and Security Agreement dated as of July 13, 2000 by and between                 (8)
               MediVision and the Company.

10.13          Registration Rights Agreement dated as of August 2000 by and between                 (8)
               MediVision and the Company.

10.14          Secured Convertible Working Capital Note dated August 2000 from the Company          (8)
               to MediVision in the principal amount of $260,000.

10.15          Secured Promissory Note dated July 21, 2000 from the Company to MediVision in        (8)
               the principal amount of $1,500,000.

10.16          Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and        (10)
               between MediVision and the Company in the principal amount of $1,000,000.

10.17          Cooperation and Project Funding Agreement dated January 21, 2001, among              (9)
               Israel- United States Binational Industrial Research and Development
               Foundation, MediVision and the Company.

10.18          2000 Stock Option Plan.                                                              (11)+

10.19          Secured Debenture Agreement by and between United Mizrahi Bank LTD and the           (12)
               Company dated December 9, 2002.

10.20          Amendment No. 2 to Working Capital Funding Agreement dated as of May 21, 2003        (18)
               by and between MediVision and the Company.

10.21          2003 Stock Option Plan.                                                              (19)

11.1           Computation of net earnings per share.                                               (19)

14             Code of Ethics.                                                                      (19)

23.1           Consent of Perry-Smith LLP, Independent Auditors.                                    (19)

31.1           Rule 13a 14a/15d 14(a) Certification.                                                (19)

31.2           Rule 13a 14a/15d 14(a) Certification.                                                (19)

32             Certification of principal executive officer and principal financial officer         (19)
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's Registration Statement on Form S-18, number 33-46864-LA.

(1)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993, filed on November 26, 1993.

(2)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994, filed on November 29, 1994.

(3)            Incorporated by reference to the Company's Registration Statement on Form S-8,
               filed on May 28, 1996, number 333-0461.

(4)            Incorporated by reference to Exhibit A of Exhibit 1 of the Company's Form
               8-K, filed on January 2, 1998.

(5)            Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

(6)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(7)            Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed on
               November 24, 1999.

(8)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, filed on December 13, 2000.

(9)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the transition period from September 1, 2000 to December 31, 2000, filed on
               March 29, 2001.

(10)           Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for
               the quarter ended September 30, 2001, filed on November 14, 2001.

(11)           Incorporated by reference to the Company's Annual Report on Form 10-KSB for the
               fiscal year ended December 31, 2001, filed on March 26, 2002.

(12)           Incorporated by reference to the Company's Annual Report on Form 10-KSB for the
               fiscal year ended December 31, 2002, filed on March 27, 2003.

(13)           Incorporated by reference to Exhibit 4.1 of the Company's Form  8-K, filed on
               October 1, 2003.

(14)           Incorporated by reference to Exhibit 4.2 of the Company's Form  8-K, filed on
               October 1, 2003.

(15)           Incorporated by reference to Exhibit 4.3 of the Company's Form  8-K, filed on
               October 1, 2003.

(16)           Incorporated by reference to Exhibit 4.4 of the Company's Form  8-K, filed on
               October 1, 2003.

(17)           Incorporated by reference to Exhibit 4.5 of the Company's Form  8-K, filed on
               October 1, 2003.

(18)           Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003.

(19)           Filed herewith.

 +             Management contract or compensatory plan or arrangement.


B.       Reports on Form 8-K.

         On October 1, 2003 the Company filed a Form 8-K disclosing that the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         For the fiscal years ended December 31, 2003 and December 31, 2002, Perry-Smith LLP has billed the Company the following fees for services rendered in connection with the audit and other services in respect to these years:

         AUDIT FEES

         For the fiscal years ended December 31, 2003 and December 31, 2002, Perry-Smith LLP billed the Company $ 52,318 and $ 41,555, respectively, for services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

         AUDIT RELATED FEES

         There were no audit related fees paid to Perry-Smith LLP during the fiscal years ended December 31, 2003 and December 31, 2002.

         TAX FEES

         For the fiscal years ended December 31, 2003 and December 31, 2002, Perry-Smith LLP billed the Company $ 13,615 and $ 16,250, respectively, in connection with the preparation of tax returns and the provision of tax advice.

         ALL OTHER FEES

         For the fiscal years ended December 31, 2003 and December 31, 2002, Perry-Smith LLP billed the Company $ 320 and $ 0, respectively, for services related to exercising of options under the Company's Stock Option Plans.

         All of the fees described above were approved by the Company's Audit Committee.

         The Audit Committee does not currently have any pre-approval policies.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       OPHTHALMIC IMAGING SYSTEMS



                                       By: /s/ Gil Allon
                                           -------------------------------------
                                           Gil Allon
                                           Chief Executive Officer

                                       By: /s/ Ariel Shenhar
                                           -------------------------------------
                                           Ariel Shenhar
                                           Chief Financial Officer



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Gil Allon                           Director              March  24, 2004
-----------------------------------
Gil Allon

/s/ Ariel Shenhar                       Director              March  24, 2004

Ariel Shenhar

/s/ Jonathan Adereth                    Director              March  24, 2004
------------------------------------
Jonathan Adereth

/s/ Noam Allon                          Director              March  24, 2004
------------------------------------
Noam Allon

/s/ Alon Harris                         Director              March  24, 2004
------------------------------------
Alon Harris

                           OPHTHALMIC IMAGING SYSTEMS

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2003,

                      FOR THE YEAR ENDED DECEMBER 31, 2002,

                                       AND

                          INDEPENDENT AUDITOR'S REPORT

                          INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Ophthalmic Imaging Systems


     We have audited the accompanying balance sheets of Ophthalmic Imaging Systems as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.





February 20, 2004

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                           December 31, 2003 and 2002



                                                           2003          2002
                                                        ----------    ----------

                            ASSETS

Current assets:
     Cash and cash equivalents                          $1,272,034    $  383,234
     Accounts receivable, net of allowance for
         doubtful accounts of approximately
         $361,175 and $192,979                           1,536,610       902,678
     Inventories (Note 2)                                  416,420       463,971
     Prepaid expenses and other current assets             214,653        51,474
     Deferred tax asset (Note 9)                           500,000        51,000
                                                        ----------    ----------

              Total current assets                       3,939,717     1,852,357
                                                        ----------    ----------

Restricted cash (Note 7)                                   150,000
Furniture and equipment, at cost, net (Note 3)             150,912       178,552
Other assets                                                82,821        12,890
                                                        ----------    ----------

              Total assets                              $4,323,450    $2,043,799
                                                        ==========    ==========


                                   (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                  (Continued)
                           December 31, 2003 and 2002

                                                                         2003            2002
                                                                     ------------    ------------

                        LIABILITIES AND
                  STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable                                                $    523,539    $    590,974
     Accrued liabilities (Note 4)                                       1,387,563       1,471,077
     Deferred extended warranty revenue (Note 4)                          557,143         267,888
     Customer deposits                                                    201,797         343,652
     Income taxes payable (Note 9)                                        102,650          70,000
     Notes payable - short term portion (Note 5)                          409,613
     Notes payable to related party (Note 6)                              200,979       1,913,290
     Capitalized lease obligation                                                           4,167
                                                                     ------------    ------------

              Total current liabilities                                 3,383,284       4,661,048
                                                                     ------------    ------------

Line of credit (Note 7)                                                   150,000
Notes payable, less current portion (Note 5)                              763,637
                                                                     ------------    ------------

              Total noncurrent liabilities                                913,637
                                                                     ------------    ------------

              Total liabilities                                         4,296,921       4,661,048
                                                                     ------------    ------------

Commitments and contingencies (Note 10)

Stockholders' equity (deficit):
     Common stock, no par value, 35,000,000 shares
         authorized; 14,403,929 and 8,138,305
         shares issued and outstanding, respectively                   13,836,188      12,630,604
     Accumulated deficit                                              (13,809,659)    (15,247,853)
                                                                     ------------    ------------

              Total stockholders' equity (deficit)                         26,529      (2,617,249)
                                                                     ------------    ------------

              Total liabilities and stockholders' equity (deficit)   $  4,323,450    $  2,043,799
                                                                     ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                               STATEMENT OF INCOME

                 For the Years Ended December 31, 2003 and 2002


                                                          2003            2002
                                                      ------------    ------------
Revenues:
     Net sales                                        $  9,944,827    $  8,465,707

Cost of sales                                            3,955,680       3,535,316
                                                      ------------    ------------

              Gross profit                               5,989,147       4,930,391
                                                      ------------    ------------

Operating expenses:
     Sales and marketing                                 2,915,848       2,235,969
     General and administrative                          1,068,634       1,190,647
     Research and development (Note 6)                     702,020         558,999
                                                      ------------    ------------

              Total operating expenses                   4,686,502       3,985,615
                                                      ------------    ------------

              Income from operations                     1,302,645         944,776

Other income (expense):
     Interest expense                                     (295,353)       (361,932)
     Other income (expense)                                 20,722          (2,479)
     Interest income                                         5,180           3,458
                                                      ------------    ------------

              Total other income (expense)                (269,451)       (360,953)
                                                      ------------    ------------

              Net income before income
                  taxes                                  1,033,194         583,823
                                                      ------------    ------------

              Income tax benefit (expense) (Note 9)        405,000         (19,000)
                                                      ------------    ------------

              Net income                              $  1,438,194    $    564,823
                                                      ============    ============

Basic earnings per share                              $       0.13    $       0.07
                                                      ============    ============

Diluted earnings per share                            $       0.12    $       0.07
                                                      ============    ============

Shares used in the calculation of basic
earnings per share                                      11,267,493       8,138,305
                                                      ============    ============

Shares used in the calculation of diluted
     earnings per share                                 11,887,205       8,138,305
                                                      ============    ============



                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 For the Years Ended December 31, 2003 and 2002


                                                                                         Total
                                               Common Stock                          Stockholders'
                                         -------------------------   Accumulated        Equity
                                           Shares        Amount        Deficit         (Deficit)
                                         ----------   ------------   ------------    ------------

Balance, January 1, 2002                  8,138,305   $ 12,630,604   $(15,812,676)   $ (3,182,072)

Net income                                                                564,823         564,823
                                         ----------   ------------   ------------    ------------

Balance, December 31, 2002                8,138,305   $ 12,630,604    (15,247,853)     (2,617,249)

Issuance of common stock (Note 6)         6,216,216      1,150,000                      1,150,000

Conversion of principal and interest
   to common stock                           31,074         33,250                         33,250

Exercise of non-qualified stock
   options                                   18,334         22,334                         22,334

Net income                                                              1,438,194       1,438,194
                                         ----------   ------------   ------------    ------------

Balance, December  31, 2003              14,403,929   $ 13,836,188   $(13,809,659)   $     26,529
                                         ==========   ============   ============    ============


                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                 For the Years Ended December 31, 2003 and 2002

                                                              2003           2002
                                                          -----------    -----------
Cash flows from operating activities:
     Net income                                           $ 1,438,194    $   564,823
     Adjustments to reconcile net income
           to net cash used in operating activities:
         Depreciation and amortization                         53,000         78,457
         Non-cash payment of interest                           6,500
     Net changes in operating assets and liabilities:
              Accounts receivable                            (633,932)       120,163
              Inventories                                      47,551       (128,478)
              Prepaid expenses and other current
                  assets                                     (123,615)        (6,441)
              Deferred tax asset                             (449,000)       (51,000)
              Net increase in other assets                       (670)
              Accounts payable                                (67,435)       (36,455)
              Accrued liabilities                             (83,514)       (93,138)
              Deferred extended warranty revenue              289,255         82,107
              Customer deposits                              (141,855)       125,808
              Income taxes payable                             32,650         70,000
                                                          -----------    -----------

              Net cash provided by operating activities       367,129        725,846
                                                          -----------    -----------

Cash flows used in investing activities:
     Acquisition of furniture and equipment                   (25,360)       (74,527)
     Increase in restricted cash                             (150,000)         2,196
                                                          -----------    -----------

              Net cash used in investing activities          (175,360)       (72,331)
                                                          -----------    -----------

Cash flows used in financing activities:
     Repayment of notes payable to related
       parties, net                                          (562,311)      (334,266)
     Principal payments on notes payable                       (4,167)        (7,941)
     Increase in prepaid financing expenses                  (108,825)
     Proceeds from borrowings under line of credit, net       150,000
     Proceeds from notes payable, other                     1,200,000
     Proceeds from sale of stock                               22,334
                                                          -----------    -----------

              Net cash provided by (used in) financing
                  activities                                  697,031       (342,207)
                                                          -----------    -----------

Net increase in cash and cash
     equivalents                                              888,800        311,308

Cash and cash equivalents, beginning of the year              383,234         71,926
                                                          -----------    -----------

Cash and cash equivalents, end of the year                $ 1,272,034    $   383,234
                                                          ===========    ===========


                                   (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS
                                   (Continued)
                 For the Years Ended December 31, 2003 and 2002

                                                             2003         2002
                                                          ----------   ----------
Supplemental schedule of non cash financing activities:
     Conversion of related party notes payable to
       common stock                                       $1,150,000
     Repayment of notes payable with common
       stock                                              $   26,750
     Payment of interest with common stock                $    6,500
     Addition to aggregate debt payable
       to significant shareholders in exchange for
       inventory and other noncash transactions, net      $    6,689

Supplemental schedule of cash flow information:
   Cash paid for taxes                                    $   10,500
   Cash paid for interest                                 $    9,545   $      950


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

         Use of Estimates

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

         Cash and cash equivalents as of December 31, 2003 includes $200,000 insured and $1,235,353 which is not federally insured.

         Concentrations of Credit Risk and Export Sales

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer comprised 10% or more of net sales, during the year ended December 31, 2003 or 2002.

         Revenues from sales to customers located outside of the United States accounted for approximately 9% and 11% of net sales during the years ended December 31, 2003 and 2002, respectively.

         Inventories

         Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

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

         Shipping and Handling Costs

         Shipping and handling costs are included with cost of sales.

         Advertising Costs

         Advertising expenditures totaled approximately $50,864 and $56,900, for the years ended December 31, 2003 and 2002, respectively .

         Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets relate primarily to estimated warranty claims, and deferred tax liabilities relate primarily to property and equipment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         General business credits are accounted for as a reduction of federal income taxes payable under the flow-through method.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value of Financial Instruments

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         o The carrying amount approximates fair value because of the short maturity of those instruments.

         o The carrying amount approximates fair value because of the short maturity of the instrument.

         o The carrying amount of the long-term debt approximates fair value because the debt was recently issued at an interest rate consistent with prevailing interest rates with other lending institutions.

         Earnings Per Share

         Basic earnings per share (EPS), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. For the year ended December 31, 2002, basic and diluted earnings per share are equal due to the fact that there were no stock options with a dilutive effect which would share in the earnings of the Company.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock Based Compensation (Continued)

         Pro forma disclosures of stock-based employee compensation expense disclosures are as follows:

                                                                                    Year ended December 31,
                                                                            --------------------------------------
                                                                                   2003                2002
                                                                            ------------------  ------------------
         Net income as reported                                             $        1,438,194  $          564,823
         Deduct: total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effect                                    (40,445)            (31,689)
                                                                            ------------------  ------------------

         Pro forma net income                                               $        1,397,749  $          533,134
                                                                            ------------------  ==================

         Basic earnings per share - as reported                             $             0.13  $             0.07
                                                                            ==================  ==================

         Basic earnings per share - pro forma                               $             0.12  $             0.07
                                                                            ==================  ==================

         Diluted earnings per share - as reported                           $             0.12  $             0.07
                                                                            ==================  ==================

         Diluted earnings per share - pro forma                             $             0.12  $             0.06
                                                                            ==================  ==================

         Reclassifications

         Certain accounts have been reclassified to conform to the current year's presentation.

2.       INVENTORIES

         Inventories consist of the following as of December 31, 2003 and 2002:

                                                                                   2003                2002
                                                                            ------------------  ------------------

              Raw materials                                                 $          230,880  $          228,653
              Work-in-process                                                           59,145              54,624
              Finished goods                                                           126,395             180,694
                                                                            ------------------  ------------------

                                                                            $          416,420  $          463,971
                                                                            ==================  ==================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

3.       FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of December 31, 2003 and 2002:

                                           2003           2002
                                       -----------    -----------

Research and manufacturing equipment   $   679,506    $   677,419
Office furniture and equipment             657,847        635,576
Demonstration equipment                    197,104        196,101
                                       -----------    -----------

                                         1,534,457      1,509,096
Less accumulated depreciation
    and amortization                    (1,383,545)    (1,330,544)
                                       -----------    -----------

                                       $   150,912    $   178,552
                                       ===========    ===========

4.       ACCRUED LIABILITIES AND PRODUCT WARRANTY

         Accrued liabilities consist of the following as of December 31, 2003 and 2002:

                                          2003           2002
                                       ----------     ----------

Accrued compensation                   $  555,817     $  491,784
Accrued warranty expenses                 438,450        370,680
Other accrued liabilities                 393,296        608,613
                                       ----------     ----------

                                       $1,387,563     $1,471,077
                                       ==========     ==========


         Product Warranty and Deferred Warranty Revenue

         The Company generally offers a one year warranty to its customers. The Company's warranty requires it to repair or replace defective products during the warranty period. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. (Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts.) The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

         In addition to the Company's one-year warranty, the Company offers an extended warranty for an additional charge to the customer. The company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to two years. At December 31, 2003 and 2002, deferred extended warranty revenue was $557,143 and $267,888, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

5.       NOTES PAYABLE

         On September 25, 2003, the Company entered into a securities purchase agreement with Laurus Master Fund, Ltd. ("Laurus"). Pursuant to this agreement, the Company sold to Laurus, a secured convertible term note in the principal amount of $1,200,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due September 25, 2006, convertible into shares of its common stock at a conversion price of $1.07 per share, at the Company's option. Loan costs of $118,718 have been capitalized and are being amortized over the three-year life of the note. The effective annual interest rate on the note is 8.32%. Interest is payable at the Company's option in cash or shares of common stock. The Company granted to Laurus a subordinated second priority security interest in its assets to secure the obligations under the note pursuant to a security agreement dated September 25, 2003 between it and Laurus.

         Additionally, the Company issued a warrant to Laurus to purchase 375,000 shares of its common stock at exercise prices ranging between $1.23 and $1.61 per share (Note 8).

         On December 2, 2003, the Company opted to pay $26,750 of principal and $6,500 of interest in 31,074 shares of common stock at a conversion price of $1.07 per share.

6.       NOTES PAYABLE TO RELATED PARTY

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

6.       NOTES PAYABLE TO RELATED PARTY (Continued)

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

         At December 31, 2003 and 2002, the Company had recorded approximately $200,979 and $1,913,290, respectively, in aggregate debt and accrued interest owed to MediVision. This amount includes the net effect of other intercompany revenue and expense transactions.

         During the year ended December 31, 2003, the Company paid $263,200 to MediVision for research and development performed on behalf of the Company.

7.       LINE OF CREDIT

         In May 2003, the Company entered into a $150,000 line of credit agreement with its bank. The line is secured by a pledged investment with the bank equal to the amount of the line of credit. Advances on the line bear interest at prime (4% at December 31, 2003) with interest due monthly. The line matures on September 10, 2008.

8.       STOCKHOLDERS' EQUITY (DEFICIT)

         Common Stock

         Of the shares of common stock authorized but unissued as of December 31, 2003, 1,758,333 shares are reserved for issuance under stock option plans.

         Stock Option Plans

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

         Stock Option Plans (Continued)

         In 1992 and 1993, the Board of Directors and Shareholders, respectively, approved a Stock Option Plan (the "Option Plan") under which all officers, employees, directors and consultants may participate. The Plan expired December 2002. Options granted under the Option Plan may be either incentive stock options or non-qualified stock options and generally had a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of incentive stock options granted under the Option Plan were at 100% of the fair market value of the Company's common stock on the date of grant. The exercise prices of non-qualified stock options granted under the Option Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Option Plan was 150,000. No shares remained available for granting of options as of December 31, 2003. As of December 31, 2003, stock options to purchase 92,319 shares at exercise prices ranging from $.48 to $4.25 were granted and outstanding under the Option Plan. None of the options granted under the Option Plan were exercised during the year ended December 31, 2003.

         In 1995, the Board of Directors approved a Nonstatutory Stock Option Plan (the "Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The Nonstatutory Plan expires November 2005. Options granted under the Nonstatutory Plan are non-qualified stock options and will generally have a term of five years from the date of grant, unless otherwise specified in the option agreement. The exercise prices under the Nonstatutory Plan will be at 100% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the Nonstatutory Plan is 1,035,000, of which 920,000 options remained available for granting as of December 31, 2003. As of December 31, 2003, stock options to purchase 115,000 shares at exercise prices ranging from $.48 to $.50 were granted and outstanding under the Nonstatutory Plan and none of the granted options were exercised during the year ended December 31, 2003.

         In 1997, the Board of Directors approved a Nonstatutory Stock Option Plan (the "1997 Nonstatutory Plan") under which all officers, employees, directors and consultants may participate. The 1997 Nonstatutory Plan expired October 2002. Options granted under the 1997 Nonstatutory Plan are non-qualified stock options and had a term of not longer than ten years from the date of grant. The exercise prices under the 1997 Nonstatutory Plan was at 100% of the fair market value of the Company's common stock on the date of grant, unless otherwise specified in the option agreement. The maximum number of shares of the Company's common stock which may be optioned and sold under the Plan was 1,000,000. There were no options available for granting as of December 31, 2003. As of December 31, 2003, stock options to purchase 60,000 shares at exercise prices ranging from $.63 to $1.38 were granted and outstanding under the 1997 Nonstatutory Plan. During the year ended December 31, 2003, options to purchase 5,000 shares were exercised.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

         Stock Option Plans (Continued)

         In 2000, the Board of Directors approved a Stock Option Plan (the "2000 Plan") under which all officers, employees, directors and consultants may participate. The 2000 Plan expires in September 2010. Options granted under the 2000 Plan are non-qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of non-qualified stock options granted under the 2000 Plan cannot be less than 85% of the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the 2000 Plan is 1,500,000, of which 88,333 remained available for granting of options as of December 31, 2003. As of December 31, 2003, stock options to purchase 1,398,333 shares at an exercise price of $0.41 were granted and outstanding under the 2000 Plan. During the year ended December 31, 2003, 13,334 options were exercised.

         In 2003, the Board of Directors and stockholders approved a Stock Option Plan (the "2003 Plan") under which all officers, employees, directors and consultants may participate. The 2003 Plan expires in October 2013. Options granted under the 2003 Plan are qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of non-qualified stock options granted under the 2003 Plan cannot be less than the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company's common stock which may be optioned and sold under the 2003 Plan is 750,000, all of which remained available for granting of options as of December 31, 2003.

         A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                           Weighted
                                            Average
                                           Exercise
                               Options       Price
                              ---------    --------

Balance, January 1, 2002      1,967,648    $   0.63
                              ---------

     Options granted            180,000    $   0.37
     Options canceled          (336,696)   $   0.57
     Options lapsed             (95,000)   $   3.40
                              ---------

Balance, December 31, 2002    1,715,952    $   0.46
                              ---------

     Options granted            650,000    $   0.41
     Options canceled          (576,666)   $   0.41
     Options exercised          (18,334)   $   0.47
                              ---------

Balance December 31, 2003     1,770,952    $   0.46
                              =========

The weighted average fair value of options granted during the years ended December 31, 2003 and 2002 were $.41 and $.40, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

         Stock Option Plans (Continued)

         The following table summarizes information about the stock options outstanding at December 31, 2003:

                                                    Options Outstanding                   Options Exercisable
                                       --------------------------------------------  -----------------------------
                                                         Weighted
                                                          Average       Weighted-                      Weighted-
                                                         Remaining       Average                        Average
                  Range of                              Contractual   Exercise                         Exercise
               Exercise Prices            Number           Life           Price          Number          Price
         ---------------------------   -------------  -------------   -------------  -------------  --------------
         $    .31   -   $  1.37            1,744,452    4.7 years        $   0.46        1,491,123  $         0.46
         $   1.38   -   $  3.00               25,000    3.6 years        $   1.37           25,000            1.37
         $   3.01   -   $  4.50                1,500    2.9 years        $   4.25            1,500  $         4.25
                                       -------------                                 -------------

                                           1,770,952                                     1,517,623
                                       =============                                 =============

         Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted- average assumptions for the years ended December 31, 2003 and 2002, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 95% to 211% for the years ended December 31, 2003 and 2002, risk-free interest rate of 3.98% and 2.76%; and a weighted-average expected life of 10 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                        2003                2002
                                                 ------------------  ------------------
         Pro forma net income                    $        1,397,749  $          533,134
                                                 ==================  ==================

         Pro forma net income per share          $             0.12  $             0.07
                                                 ==================  ==================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (DEFICIT) (Continued)

         Warrants

         The Company issued a warrant in September 2003 pursuant to the issuance of a note payable (Note 5). The warrant permits the holder to purchase up to 375,000 shares of common stock at a price of $1.23 per share for the first 100,000 shares; $1.39 per share for the next 125,000 shares and $1.61 per share for the remaining 150,000 shares. The warrant is exercisable through September 25, 2010.

9.       INCOME TAXES

         The income tax benefit (expense) for the years ended December 31, 2003 and 2002 consisted of the following:

                                                              Federal              State               Total
                                                        ------------------  ------------------  ------------------
            2003
            ----

         Current                                        $           22,000  $           22,000  $           44,000
         Deferred                                                 (109,000)            (21,000)           (130,000)
         Change in valuation allowance                            (219,000)           (100,000)           (319,000)
                                                        ------------------  ------------------  ------------------

              Total income tax (benefit)                $         (306,000) $          (99,000) $         (405,000)
                                                        ==================  ==================  ==================

            2002
            ----

         Current                                        $          260,000  $           70,000  $          330,000
         Deferred                                                 (150,000)                               (150,000)
         Change in valuation allowance                            (161,000)                               (161,000)
                                                        ------------------  ------------------  ------------------

              Total income tax (benefit)                $          (51,000) $           70,000  $           19,000
                                                        ==================  ==================  ==================

         The Company's effective tax rate for the years ended December 31, 2003 and 2002 was (39)% and 3%. The reconciliation of the statutory rate to the effective rate is as follows:

                                                                                    2003              2002
                                                                                -------------    -------------
         Statutory rate                                                                    34  %            34 %

         State income taxes, net of Federal benefit                                         9                8
         Other                                                                            (32)
         Utilization of net operating losses                                              (19)             (34)
         Change in valuation allowance                                                    (31)              (5)
                                                                                -------------   --------------

                  Total                                                                   (39)%              3 %
                                                                                =============    =============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.       INCOME TAXES (Continued)

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                      December 31,
                                              --------------------------
                                                  2003           2002
                                              -----------    -----------
Deferred tax assets:
     Net operating loss carryforwards         $ 3,087,000    $ 3,293,000
     Inventory reserves                         1,119,000      1,096,000
     Payroll related accruals                     171,000         83,000
     Warranty accrual                             188,000        159,000
     Sales and accounts receivable reserves       186,000        260,000
     Uniform capitalization                        77,000         77,000
     Deferred revenue                             239,000        115,000
     R&D credit carryover                         175,000
     Depreciation                                                 21,000
                                              -----------    -----------

         Total deferred tax assets              5,242,000      5,104,000

Valuation allowance                            (4,734,000)    (5,053,000)
                                              -----------    -----------

         Net deferred tax assets                  508,000         51,000

Deferred tax liabilities:
     Depreciation                                  (8,000)
                                              -----------    -----------

         Net deferred tax assets              $   500,000    $    51,000
                                              ===========    ===========

         At December 31, 2003 and 2002, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company's limited history of profitable operations, management has recorded a valuation allowance of $4,734,000 and $5,053,000 at December 31, 2003 and 2002,
         respectively. The amount of the valuation allowance will be adjusted in the future when management determines that it is more likely than not the deferred assets will be realized.

         The Company has at December 31, 2003, a net operating loss carryover of approximately $5,410,500 for Federal income tax purposes which expires between 2007 and 2020, and a net operating loss carryforward of approximately $2,088,800 for California state income tax purposes which expires through 2010. The State of California has suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately $174,900 will begin to expire in 2007. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers will expire without being utilized.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

10.      COMMITMENTS AND CONTINGENCIES

         Security Interest

         In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd.
         (bank), as security for amounts borrowed by MediVision from the bank and advanced to the Company under the note agreements (Note 6).

         Operating Leases

         The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in May 2005. The lease agreement provides for minimum lease payments of approximately $102,768 and $42,820 for the years ended December 31, 2004 and 2005, respectively. The Company also leases a sales office under a month-to-month lease requiring a minimum lease payment of approximately $300 per month.

         Rental expense charged to operations for all operating leases was approximately $104,000 and $87,000, respectively during the years ended December 31, 2003 and 2002.

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

         The analysis indicates maximum potential liability of approximately $570,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in the accompanying financial statements.

         However, there can be no assurance that the amount of any sales or use taxes that might ultimately be assessed for prior periods would not materially affect the Company's results of operation or cash flows in any given reporting period.