Form 10QSB
period 2004-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2004-05-11
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 11, 2004, 14,632,157 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED March 31, 2004


PART I.           FINANCIAL INFORMATION                                                           Page
                                                                                                  ----
Item 1.           Financial Statements

                  Condensed Balance Sheet as of March 31, 2004                                     2

                  Condensed Statements of Operations for the Three Months
                  ended March 31, 2004 and March 31, 2003                                          3

                  Condensed Statements of Cash Flows for the Three Months
                  ended March 31, 2004 and March 31, 2003                                          4

                  Notes to Financial Statements                                                    5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                            8

Item 3.           Controls and Procedures                                                          12

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                13

Item 2.           Changes in Securities and Use of Proceeds                                        13

Item 3.           Defaults upon Senior Securities                                                  13

Item 4.           Submission of Matters to a Vote of Security Holders                              13

Item 5.           Other Information                                                                13

Item 6.           Exhibits and Reports on Form 8-K                                                 15

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems

                             Condensed Balance Sheet

                                 March 31, 2004

                                   (Unaudited)

Assets
Current assets:
      Cash and equivalents                                        $    981,498
      Accounts receivable, net                                       1,728,365
      Inventories, net                                                 552,054
      Prepaid expenses and other current assets                        255,602
      Deferred tax asset                                               500,000
                                                                  ------------
           Total  current assets                                     4,017,519
Furniture and equipment, net of accumulated
      depreciation and amortization of $1,397,657                      138,093
Restricted cash                                                        150,000
Receivable from related party                                          156,997
Other assets                                                            72,919
                                                                  ------------
           Total assets                                           $  4,535,528
                                                                  ============

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                            $    630,024
      Accrued liabilities                                            1,457,649
      Deferred extended warranty revenue                               603,861
      Customer deposits                                                191,307
      Income taxes payable                                              32,600
      Notes payable- current portion                                   436,364
                                                                  ------------
           Total current liabilities                                 3,351,805
                                                                  ------------

Noncurrent Liabilities:
      Line of credit                                                   150,000
      Notes payable, less current portion                              630,973
                                                                  ------------
           Total noncurrent liabilities                                780,973
                                                                  ------------

Stockholders' equity:
      Common stock, no par value, 35,000,000 shares authorized;
           14,532,157 issued and outstanding                        13,972,593
      Accumulated deficit                                          (13,569,843)
                                                                  ------------
           Total stockholders' equity                                  402,750
                                                                  ------------
           Total liablities and stockholders' equity              $  4,535,528
                                                                  ============

    The accompanying notes are an integral part of these condensed financial statements.

                           Ophthalmic Imaging Systems

                       Condensed Statements of Operations

                                   (Unaudited)


                                            Three months ended March 31,
                                                 2004           2003
                                            ------------    ------------

Net revenues                                $  2,397,069    $  2,385,713
Cost of sales                                    957,546         959,659
                                            ------------    ------------
Gross profit                                   1,439,523       1,426,054
Operating expenses:
     Sales and marketing                         659,682         632,856
     General and administrative                  247,465         376,574
     Research and development                    247,236          80,908
                                            ------------    ------------
          Total operating expenses             1,154,383       1,090,338
                                            ------------    ------------
Income from operations                           285,140         335,716
Interest and other expense, net                  (45,325)        (43,046)
                                            ------------    ------------
Net income before income taxes                   239,815         292,670
Income taxes                                           -               -
                                            ------------    ------------

Net income                                  $    239,815    $    292,670
                                            ============    ============

Shares used in the calculation of basic
       net income per share                   14,436,547       8,138,305

Basic net income per share                  $       0.02    $       0.04
                                            ============    ============

Shares used in the calculation of diluted
       net income per share                   15,465,852       8,138,305

Diluted  net income per share               $       0.02    $       0.04
                                            ============    ============

         The accompanying notes are an integral part of these condensed financial statements.

                           Ophthalmic Imaging Systems

                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                             Three months ended March 31,
                                                                 2004           2003
                                                             -----------    -----------
Operating activities:
Net income                                                   $   239,815    $   292,670
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities
         Depreciation and amortization                            24,005          9,661
         Non-cash payment of interest                             17,024
         Net increase in current assets other
             than cash and equivalents                          (368,328)      (104,933)
         Net increase in other assets                                            (6,511)
         Net increase in current liabilities other
             than short-term borrowings                          142,749        159,836
                                                             -----------    -----------
Net cash provided by operating activities                         55,265        350,723
Investing activities:
Acquisition of furniture and equipment                            (1,293)        (4,640)
                                                             -----------    -----------
Net cash used in investing activities                             (1,293)        (4,640)
Financing activities:
Principal payments on notes payable                                              (1,409)
Proceeds from sale of stock                                       13,468
Advances to related parties                                     (156,997)
Repayments of borrowings under notes
     payable to related party, net                              (200,979)      (200,000)
                                                             -----------    -----------
Net cash used in financing activities                           (344,508)      (201,409)
                                                             -----------    -----------
Net (decrease) increase in cash and equivalents                 (290,536)       144,674
Cash and equivalents at beginning of period                    1,272,034        383,234
                                                             -----------    -----------
Cash and equivalents at end of period                        $   981,498    $   527,908
                                                             ===========    ===========

Supplemental schedule of noncash financing activities:
         Repayment of notes payable with common stock        $   105,913
         Payment of interest with common stock               $    17,024
         Addition to (reduction in) aggregate debt payable
           to significant shareholders in exchange for
           inventory and other noncash transactions, net     $    (7,989)   $     1,915
                                                             ===========    ===========

Supplemental schedule of cash flow information:
         Cash paid for taxes                                 $    70,050    $    42,000

         The accompanying notes are an integral part of these condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

                Three Month Periods ended March 31, 2004 and 2003


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of March 31, 2004, condensed statements of operations for the three month periods ended March 31, 2004 and 2003 and the condensed statements of cash flows for the three month periods ended March 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item
                310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year ended December 31, 2003 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

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

                                                           Unaudited
                                                       Three Months Ended
                                                           March 31,
                                                      2004            2003
                                                   -----------   -----------

                Numerator for basic and diluted
                net income per share               $   239,815   $   292,670
                                                   ===========   ===========

                Denominator for basic net income
                per share:
                   Weighted average shares          14,436,547     8,138,305

                Effect of dilutive securities:
                   Employee/director stock           1,029,305            --
                options
                   Warrants and other                       --            --
                                                   -----------   -----------
                Dilutive potential common shares     1,029,305            --

                                                   -----------   -----------
                Denominator for diluted net
                income per share                    15,465,852     8,138,305
                                                   ===========   ===========

                Basic net income per share         $      0.02   $      0.04
                                                   ===========   ===========

                Diluted net income per share       $      0.02   $      0.04
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

                In June 2003, MediVision exercised its option, as stipulated in the Working Capital Funding Agreement, Amendment No. 1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 84% of the Company's outstanding common stock.

                At March 31, 2004 the Company had recorded a net amount due from MediVision of approximately $157,000. This amount comprises approximately $517,000 due from MediVision for products and services offset by approximately $360,000 owed to MediVision for interest on the loans.

                In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the bank to act as security for the debt of MediVision, such debenture is secured by a first lien on all of the Company's assets. The debenture and lien were signed in December 2002.


Note 4.         Stock Based Compensation

                At March 31, 2004, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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

                                                                Unaudited
                                                            Three Months Ended
                                                                 March 31,
                                                        --------------------------
                                                           2004           2003
                                                        -----------    -----------
                Net Income, As Reported                 $   239,815    $   292,670

                Deduct Total Stock-Based Employee
                   Compensation Expenses Determined
                   Under the Fair Value Based Method
                   For all Awards, Net of Related Tax
                   Effects                                   (1,087)        (7,922)
                                                        -----------    -----------

                Pro Forma Net Income                    $   238,728    $   284,748
                                                        ===========    ===========

                Basic Earnings Per Share
                    As Reported                         $      0.02    $      0.04

                    Pro Forma
                                                        $      0.02    $      0.03

                Diluted Earnings Per Share:
                    As Reported                         $      0.02    $      0.04
                    Pro Forma                           $      0.02    $      0.04


Note 5.         Subsequent Event

                In April 2004, the Company issued a $1 million secured three-year convertible note to Laurus Master Fund Ltd. ("Laurus") with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into the Company's common stock at a fixed conversion price of $1.22. The Company also issued a five-year warrant to Laurus to purchase 313,000 shares of the Company's common stock at exercise prices ranging between $1.40 and $1.83 per share.


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

     At March 31, 2004, the Company had a stockholders' equity of approximately $403,000 and its current assets exceeded its current liabilities by approximately $666,000. The convertible loan agreement with Laurus Master Fund. Ltd. ("Laurus") that was entered into during the third quarter of 2003 has had a favorable impact on the Company's current ratio. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future. In April 2004, the Company entered into an additional loan agreement with Laurus.

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

Critical Accounting Policies

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company recognizes revenue when products are shipped. Estimates are used relative to the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact transactions could change.

Results of Operations

Revenues

     The Company's revenues for the first quarter ended March 31, 2004 were $2,397,069, representing an insignificant change from revenues of $2,385,713 for the first quarter ended March 31, 2003. Digital angiography systems and peripherals accounted for approximately 89% and 94% of the Company's revenue for the first quarters of 2004 and 2003, respectively. Service revenues accounted for approximately 11% and 6% of the Company's revenue for the first quarters of 2004 and 2003, respectively. Revenues from sales of the Company's products to MediVision were approximately $183,000 during the three-month period ended March 31, 2004 and $53,000 for the comparable three-month period ending March 31, 2003.

Gross Margins

     Gross margins were approximately 60% during each of the first quarters ended March 31, 2004 and March 31, 2003. The Company continues to monitor its expenses in this area in contemplation of current and future business conditions. It is anticipated that the Company's gross margins will decrease as its sales of the NextGen Healthcare Information Systems, Inc. software products become more significant, since the gross margins associated with such sales are less than the majority of the products that the Company currently markets.

Sales, Marketing and General and Administrative Expenses

     Sales, marketing and general and administrative expenses accounted for approximately 38% of total revenues during the first quarter of fiscal 2004 as compared to approximately 42% during the first quarter of fiscal 2003. Actual expense levels decreased to $907,147 during the first quarter of 2004 versus $1,009,430 during the first quarter of 2003. Primary contributing factors to the decreased expenses were reductions in sales returns reserve requirements.

Research and Development Expenses

     Research and development expenses were $247,236 in the first quarter of fiscal 2004 and $80,908 in the first quarter of fiscal 2003. Such expenses accounted for approximately 10% and 3% of revenues during the first quarter of 2004 and 2003, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of its paying for research and development conducted by MediVision and other outsourced consulting on the Company's behalf.

Interest and Other Expense, net

     Interest and other expense was $45,325 during the first quarter of fiscal 2004 versus $43,046 during the first quarter of fiscal 2003. These amounts were comprised principally of interest expense, mainly associated with the convertible loan from Laurus and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $239,815, or $0.02 per share basic and diluted earnings, for the first quarter ended March 31, 2004 as compared to net income of $292,670 or $0.04 per share basic and diluted earnings for the first quarter ended March 31, 2003. The decrease in earnings was the result of the Company's concentrated efforts associated with research and development expenditures. The decrease in earnings per share is mainly attributable to a substantial increase in the weighted number of shares of common stock outstanding between both periods.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $579,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources

     The Company's operating activities generated cash of $55,265 during the three months ended March 31, 2004 as compared to generating cash of $350,723 in the three months ended March 31, 2003. The cash generated from operations during the first three months of 2004 was principally from net income for the period which amounts were principally offset by increased receivables and inventory. The cash generated from operations during the first three months of 2003 was principally from net income for the period and increases in current liabilities which amounts were partially offset by inventory procurements and certain other expenditures in connection with anticipated near-term sales demand for the Company's products.

     Cash used in investing activities was $1,293 during the first three months of 2004 as compared to $4,640 during the first three months of 2003. The
Company's investing activities consisted of minor purchases of equipment. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations or other financing arrangements available to the Company, if any.

     The Company used cash in financing activities of $344,508 during the first three months of fiscal 2004 as compared to using cash of $201,409 during the first three months of fiscal 2003. The cash used in financing activities during both periods was principally from repayments of borrowings under existing arrangements with MediVision and advances to MediVision during the current three months of fiscal 2004. Principal payments on the loan to Laurus were offset by the conversion of these payments into common stock of the Company during the current quarter.

      In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock. As a result of the foregoing transactions, MediVision currently owns approximately 84% of the Company's outstanding common stock

     At March 31, 2004 the Company had recorded a net amount due from MediVision of approximately $157,000. This amount comprises approximately $517,000 due from MediVision for products and services offset by approximately $360,000 owed to MediVision for interest on the loans.

    On March 31, 2004 the Company's cash and cash equivalents were $981,498. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (a) 31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

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

                           OPHTHALMIC IMAGING SYSTEMS
                           (Company)


                           By:        /s/ Gil Allon
                                      ------------------------------------------
                                      Gil Allon,
                                      Chief Executive Officer



                                      /s/ Ariel Shenhar
                                      ------------------------------------------
                                      Ariel Shenhar,
                                      Chief Financial Officer



Dated: May 11, 2004