Form 10QSB
period 2004-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2004-08-05
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 5, 2004, 14,962,157 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2004



PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet as of June 30, 2004                     2

         Condensed Statements of Operations for the Three Months
         and Six Months ended June 30, 2004 and June 30, 2003            3

         Condensed Statements of Cash Flows for the Six Months
         ended June 30, 2004 and June 30, 2003                           4

         Notes to Condensed Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       8

Item 3.  Controls and Procedures                                        13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              14

Item 2.  Changes in Securities and Use of Proceeds                      14

Item 3.  Defaults upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               15

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                         Ophthalmic Imaging Systems
                                           Condensed Balance Sheet
                                                June 30, 2004
                                                 (Unaudited)

ASSETS
------
Current assets:
        Cash and equivalents                                                             $         1,848,280
        Accounts receivable, net                                                                   1,493,144
        Inventories, net                                                                             758,667
        Prepaid expenses and other current assets                                                    238,823
        Deferred tax asset                                                                           500,000
                                                                                         ---------------------
             Total current assets                                                                  4,838,914
Furniture and equipment, net of accumulated
        depreciation and amortization of $1,139,101                                                  170,228
Restricted cash                                                                                      150,000
Receivable from related party                                                                        114,644
Other assets                                                                                         197,797
                                                                                         ---------------------
             Total assets                                                                $         5,471,583
                                                                                         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Accounts payable                                                                 $           535,737
        Accrued liabilities                                                                        1,246,859
        Deferred extended warranty revenue                                                           564,647
        Customer deposits                                                                            159,460
        Income taxes payable                                                                          32,600
        Notes payable- current portion                                                               748,973
                                                                                         ---------------------
             Total current liabilities                                                             3,288,276
                                                                                         ---------------------

Noncurrent Liabilities:
        Line of credit                                                                               150,000
        Notes payable, less current portion                                                        1,135,873
                                                                                         ---------------------
             Total noncurrent liabilities                                                          1,285,873
                                                                                         ---------------------

Stockholders' equity:
        Common stock, no par value, 35,000,000 shares authorized;
             14,772,157 issued and outstanding                                                    14,222,593
        Accumulated deficit                                                                      (13,325,159)
                                                                                         ---------------------
             Total stockholders' equity                                                              897,434
                                                                                         ---------------------
             Total liabilities and stockholders' equity                                  $         5,471,583
                                                                                         =====================


       The accompanying notes are an integral part of these unaudited condensed financial statements.


                                                   Ophthalmic Imaging Systems

                                               Condensed Statements of Operations

                                                           (Unaudited)

                                                    Three months ended June 30,                  Six months ended June 30,
                                                    2004                  2003                  2004                  2003
                                              ------------------   --------------------   ------------------   ------------------

Net revenues                                   $     2,403,040      $       2,400,724      $     4,800,109      $     4,786,437
Cost of sales                                          914,399                977,424            1,871,945            1,937,083
                                              ------------------   --------------------   ------------------   ------------------
Gross profit                                         1,488,641              1,423,300            2,928,164            2,849,354

Operating expenses:
      Sales and marketing
                                                       696,325                697,699            1,356,007            1,330,555
      General and administrative
                                                       258,340                164,757              505,805              541,331
      Research and development
                                                       229,950                180,322              477,186              261,230
                                              ------------------   --------------------   ------------------   ------------------
          Total operating expenses                   1,184,615              1,042,778            2,338,998            2,133,116
                                              ------------------   --------------------   ------------------   ------------------
Income from operations                                 304,026                380,522              589,166              716,238
Interest and other expense, net                        (59,342)               (75,424)            (104,667)            (118,470)
                                              ------------------   --------------------   ------------------   ------------------
Net income before income taxes                         244,684                305,098              484,499              597,768
Income taxes                                                                   (3,000)                                   (3,000)
                                              ------------------   --------------------   ------------------   ------------------

Net income                                     $       244,684      $         302,098      $       484,499     $        594,768
                                              ==================   ====================   ==================   ==================
Shares used in the calculation of basic
        net income per share                        14,639,300              8,206,615           14,537,924            8,172,460

Basic net income per share                    $           0.02      $            0.04      $          0.03      $          0.07
                                              ==================   ====================   ==================   ==================

Shares used in the calculation of diluted
        net income per share                        15,700,475              8,651,215           15,583,163           8,400,620

Diluted net income per share                  $           0.02      $            0.03      $          0.03      $         0.07
                                              ==================   ====================   ==================   ==================



             The accompanying notes are an integral part of these unaudited condensed financial statements.


                                              Ophthalmic Imaging Systems

                                          Condensed Statements of Cash Flows

                                                     (Unaudited)

                                                                                    Six months ended June 30,
                                                                                   2004                    2003
                                                                            --------------------    -------------------

OPERATING ACTIVITIES:
Net income                                                                  $         484,499       $          594,768
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
            Depreciation and amortization                                              50,918                   24,914
            Non-cash payment of interest                                               21,802
            Loss of disposition of equipment                                              457
            Net increase in current assets other
                than cash and equivalents                                            (322,950)                (350,270)
            Net increase in other assets                                             (136,734)
            Net (decrease) increase in current liabilities other
                than short-term borrowings                                           (233,388)                  16,720
                                                                            -----------------       -------------------
Net cash (used in) provided by operating activities                                  (135,396)                 286,132

INVESTING ACTIVITIES:
Acquisition of furniture and equipment                                                 (8,565)                 (16,903)
Proceeds from disposition of equipment                                                    890
Increase in restricted cash                                                                                   (150,000)
                                                                            -----------------       -------------------
Net cash used in investing activities                                                  (7,675)                (166,903)

FINANCING ACTIVITIES:
Principal payments on notes payable                                                   (14,528)                  (1,409)
Proceeds from notes payable, other                                                  1,000,000
Proceeds from borrowings under line of credit, net                                                             150,000
Proceeds from sale of stock                                                            49,468
Advances to related parties                                                          (114,644)
Repayments of borrowings under notes
       payable to related party, net                                                 (200,979)                (304,586)
                                                                            -----------------       -------------------
Net cash provided by (used in) financing activities                                   719,317                 (155,995)
                                                                            -----------------       -------------------
Net increase (decrease) in cash and equivalents                                       576,246                  (36,766)
Cash and equivalents at beginning of period                                 $       1,272,034       $          383,234
                                                                            -----------------       -------------------
Cash and equivalents at beginning of period                                 $       1,848,280       $          346,468
                                                                            =================       ===================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
            Repayment of notes payable with common stock                              315,135
            Payment of interest with common stock                                      21,802
            Addition to capital lease obligation for equipment purchases               41,258
            Addition to (reduction in) aggregate debt payable
              to significant shareholders in exchange for
              inventory and other noncash transactions, net                 $          92,366       $         (104,586)
                                                                            =================       ===================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
            Conversion of related party notes payable to common stock                               $        1,150,000
            Cash paid for taxes                                             $          70,050       $           45,000


            The accompanying notes are an integral part of these unaudited condensed financial statements.


                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Six Month Periods ended June 30, 2004 and 2003


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of June 30, 2004, condensed statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the condensed statements of cash flows for the six month periods ended June 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item
                310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year ended December 31, 2003 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.


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

                                                             Unaudited                       Unaudited
                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                        2004            2003           2004            2003
                                                   ---------------------------------------------------------------

                Numerator for basic and diluted
                net income per share                 $ 244,684       $ 302,098       $ 484,499       $ 594,768
                                                   ===============================================================

                Denominator for basic net income
                per share:
                   Weighted average shares           14,639,300      8,206,615      14,537,924       8,172,460

                Effect of dilutive securities:
                   Employee/director stock            1,061,175        444,600       1,045,239         228,160
                options
                   Warrants and other                       --              --             --              --
                                                   ---------------------------------------------------------------
                Dilutive potential common shares      1,061,175        444,600       1,045,239         228,160

                                                   ---------------------------------------------------------------
                Denominator for diluted net
                income  per share                    15,700,475      8,651,215      15,583,163       8,400,620
                                                   ===============================================================
                Basic net income per share               $ 0.02         $ 0.04          $ 0.03          $ 0.07
                                                   ===============================================================

                Diluted net income per share             $ 0.02         $ 0.03          $ 0.03          $ 0.07
                                                   ===============================================================

                Options and warrants  whose  exercise  price exceeds the average
                market  price  of  the  stock  have  been   excluded  from  this
                computation.

Note 3.         Related Parties Transactions

                During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging Ltd. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The "Short-Term Note" had a maximum principal balance of $260,000 available, while the "Working Capital Funding Agreement and Amendment No.1" to this agreement provide additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

                In May 2003, the Company and MediVision entered in Amendment No. 2 to the Working Capital Funding Agreement and the Short Term Note whereby the repayment terms on the debt were extended such that all principal and interest shall become due on January 1, 2005.

                In June 2003, MediVision exercised its option, as stipulated in the Working Capital Funding Agreement, Amendment No. 1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock.

                Pursuant to a Common Stock Purchase Agreement dated as of June 1, 2004 between MediVision and S2 Partners LP, MediVision agreed to sell 550,000 of the Company's common stock to S2 Partners LP at a price of $1.35 per share. On June 23, 2004, MediVison, through Nollenberger Capital Partners Inc. acting as its agent, sold an additional 500,000 shares of the Company's common stock at a price of $1.38 per share. As a result of the foregoing transactions, MediVision currently owns approximately 75% of the Company's outstanding common stock.

                At June 30, 2004 the Company had recorded a net amount due from MediVision of approximately $115,000. This amount comprises approximately $462,000 due from MediVision for products and services offset by approximately $347,000 owed to MediVision for interest on the loans.

                In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the bank to act as security for the debt of MediVision. Such debenture is secured by a first lien on all of the Company's assets. The debenture and lien were signed in December 2002. The amount owed to the financial institutions by MediVision as of June 30, 2004 was approximately $984,000.

Note 4.         Stock Based Compensation

                At June 30, 2004, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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

                                                                    Unaudited                    Unaudited
                                                                Three Months Ended            Six Months Ended
                                                                     June 30,                     June 30,
                                                           ----------------------------------------------------------
                                                               2004           2003           2004          2003
                                                           ----------------------------------------------------------
                Net Income, As Reported                      $ 244,684      $ 302,098      $  484,499     $  594,768

                Deduct Total Stock-Based Employee
                   Compensation Expenses Determined
                   Under the Fair Value Based Method
                   For all Awards, Net of Related Tax
                   Effects                                     (1,078)        (15,234)         (2,165)       (28,662)
                                                           ----------------------------------------------------------
                Pro Forma Net Income                         $ 243,606      $ 286,864      $  482,334     $  566,106
                                                           ==========================================================

                Basic Earnings Per Share
                    As Reported                              $    0.02      $    0.04      $     0.03     $     0.07
                    Pro Forma                                $    0.02      $    0.04      $     0.03     $     0.07

                Diluted Earnings Per Share:
                    As Reported                              $    0.02      $    0.03      $     0.03     $     0.07
                    Pro Forma                                $    0.02      $    0.03      $     0.03     $     0.07


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

                No options were granted for the three-month period ended June 30, 2004.


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

     In April 2004, the Company entered into a $1,000,000 debt agreement with Laurus Master Fund, Ltd. ("Laurus") in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into the Company's Common Stock at a fixed conversion price of $1.22. The Company also issued five-year detachable warrants to Laurus to purchase 313,000 shares of the Company's Common Stock at exercise prices ranging between $1.40 and $1.83 per share.

     At June 30, 2004, the Company had stockholders' equity of approximately $897,000 and its current assets exceeded its current liabilities by approximately $1,551,000. The convertible loan agreements with Laurus that were entered into during the third quarter of 2003 and the second quarter of 2004 have had a favorable impact on the Company's current ratio. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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


Results of Operations
---------------------

Revenues

     The Company's revenues for the second quarter ended June 30, 2004 were $2,403,040, representing no change from revenues of $2,400,724 for the second quarter ended June 30, 2003. Revenues for the first six months of fiscal 2004 were $4,800,109 representing no change from revenues of $4,786,437 for the comparable six months of fiscal 2003. Digital angiography systems and peripherals accounted for approximately 89% of the Company's revenue for the second quarter and six-month period of 2004. Sales of these products accounted for approximately 93% of the Company's total revenues for the second quarter and six-month period of 2003. Service revenues accounted for approximately 11% of the Company's revenue for the second quarter and six-month period of 2004 and approximately 7% of the Company's revenue for the second quarter and six-month period of 2003. Revenues from sales of the Company's products to MediVision were approximately $97,000 and $280,000 during the three-month and six-month periods ended June 30, 2004 and $237,000 and $290,000 for the comparable three-month and six-month periods ending June 30, 2003, respectively.

Gross Margins

     Gross margins were approximately 62% during the second quarter ended June 30, 2004 versus approximately 59% for the comparable quarter of 2003. For the six-month period ended June 30, 2004, gross margins were approximately 61% as compared to 60% for the comparable six-month period of 2003. The Company continues to monitor its expenses in this area in contemplation of current and anticipated business conditions. It is anticipated that the Company's gross margins will decrease as its sales of the NextGen Healthcare Information Systems, Inc. software products become more significant, since the gross margins associated with such sales are less than the majority of the products that the Company currently markets.

Sales and Marketing Expenses

     Sales and marketing expenses accounted for approximately 29% of total revenues during the second quarter of fiscal 2004 as compared with approximately 28% during the second quarter of fiscal 2003. Actual expense levels showed a minor decrease to $696,325 during the second quarter of 2004 versus $697,699 during the second quarter of 2003. For the first six months of fiscal 2004 and fiscal 2003 such expenses accounted for approximately 28% of total revenues for the respective six-month periods. Actual expenses increased to $1,356,007 from $1,330,555 during the six-month periods of fiscal 2004 and 2003, respectively.

General and Administrative Expenses

     General and administrative expenses were $258,340 in the second quarter of fiscal 2004 and $164,757 in the second quarter of fiscal 2003. Such expenses accounted for approximately 11% and 7% of revenues during the second quarter of 2004 and 2003, respectively. For the first six months of fiscal 2004 and 2003 such expenses accounted for approximately 11% of total revenues for the respective six-month periods. Actual expenses decreased to $505,805 from $541,331 during the six-month periods of fiscal 2004 and 2003, respectively.

Research and Development Expenses

     Research and development expenses were $229,950 in the second quarter of fiscal 2004 and $180,322 in the second quarter of fiscal 2003. Such expenses accounted for approximately 10% and 8% of revenues during the second quarter of 2004 and 2003, respectively. For the first six months of fiscal 2004, such expenses accounted for approximately 10% of total revenues as compared to approximately 6% during the comparable six-month period of 2003. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of its paying for research and development conducted by MediVision and other outsourced consulting on the Company's behalf. Research and development expenses incurred by MediVision on behalf of the Company for the second quarter and the first six months of 2004 amounted to approximately $181,000 and $330,000, respectively. Such expenses for the second quarter and first six months of 2003 were approximately $66,000.

Interest and Other Expense, net

     Interest and other expense was $59,342 during the second quarter of fiscal 2004 versus $75,424 during the same quarter of 2003. For the six-month periods, interest and other expense was $104,667 and $118,470 in fiscal 2004 and fiscal 2003, respectively. These amounts were comprised principally of interest expense, mainly associated with the convertible loans from Laurus and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $244,684, or $0.02 per share basic and diluted earnings for the second quarter ended June 30, 2004 as compared to net income of $302,098 or $0.04 per share basic earnings and $0.03 per share diluted earnings for the second quarter ended June 30, 2003. For the six-month periods, the Company recorded net income of $484,499 or $0.03 per share basic and diluted earnings as compared to $594.768, or $0.07 per share basic and diluted earnings during fiscal 2004 and fiscal 2003, respectively. The decrease in earnings per share is mainly attributable to a substantial increase in the weighted number of shares of common stock outstanding between the comparable quarters and six-month periods.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $569,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.


Liquidity and Capital Resources
-------------------------------

     The Company's operating activities used cash of $135,396 during the six months ended June 30, 2004 as compared to generating cash of $286,132 in the six months ended June 30, 2003. The cash used by operations during the first six months of 2004 was principally from increased inventory and a reduction of current liabilities offset partially by net income for the period. The cash generated from operations during the first six months of 2003 was principally from net income for the period which amounts were partially offset by increased receivables.

     Cash used in investing activities was $7,675 during the first six months of 2004 as compared to $166,903 during the same period for 2003. The Company's investing activities in 2004 consisted of minor purchases of equipment. The primary investing activities in 2003 consisted of an investment to secure the line of credit with its bank. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations or other financing arrangements available to the Company, if any.

     The Company generated cash in financing activities of $719,317 during the first six months of fiscal 2004 as compared to using cash of $155,995 during the comparable six-month period of fiscal 2003. The cash generated in financing activities during the first six months of 2004 was principally from proceeds received from the signing of the $1,000,000 convertible debt instrument with Laurus and the addition of a capital lease offset by repayments of borrowings and advances under existing arrangements with MediVision. The cash used during the same six-month period in 2003 was principally from repayments of borrowings to MediVision offset by borrowings under the Company's line of credit.

      In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock.

     At June 30, 2004 the Company had recorded a net amount due from MediVision of approximately $115,000. This amount comprises approximately $462,000 due from MediVision for products and services offset by approximately $347,000 owed to MediVision for interest on the loans.

    On June 30, 2004 the Company's cash and cash equivalents were $1,848,280. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

                            PART II     OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    On March 9, 2004, the Company filed a civil action in the United States District Court for the Eastern District of California against several of its former employees, led by former vice-president Mark Fukuhara, who have been doing business for the last two years as Imaging Service Group
                    (ISG) and Zeta Development Laboratories in El Dorado Hills, California, and several affiliated persons and companies, including Dale Brodsky, Eyepictures, Inc., Johnny Justice Jr., and two of his ophthalmic equipment businesses, Zeta Development Labs, Inc. (doing business as Justice Diagnostic Imaging) and Justice Ophthalmic, Inc. The complaint alleges claims for misappropriation of trade secrets, violations of the federal computer fraud and abuse act, copyright infringement, breach of contract, interference with contract, and false advertising. The complaint seeks monetary damages and injunctive relief against the defendants.

ITEM 2.             CHANGES IN SECURITIES
                    On April 27, 2004, the Company entered into a private placement transaction with Laurus Master Fund, Ltd. which was exempt from registration under Section 4 (2) of the Securities Act of 1933 and Regulation D and Rule 506 promulgated there under. Pursuant to the securities purchase agreement, the Company sold to Laurus a secured convertible term note in the principal amount of $1,000,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due April 27, 2007, convertible into shares of the Company's common stock at a conversion price of $1.22 per share. Interest is payable at the Company's option in cash or shares of common stock. Additionally, the Company issued a warrant to Laurus to purchase 313,000 shares of its common stock at exercise prices ranging between $1.40 and $1.83 per share. Laurus may exercise the warrant through April 27, 2009.

ITEM 3.             DEFAULTS UPON SENIOR SECURITIES
                    None.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                    None.

ITEM 5.             OTHER INFORMATION
                    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 4.1 - Securities Purchase Agreement dated April 27, 2004 by and between the Company and Laurus. *

                  4.2 - Secured Convertible Term Note dated April 27, 2004 April 27, 2004 issued to Laurus. *

                  4.3 - Common Stock Purchase Warrant Agreement dated April 27, 2004 issued to Laurus. *

                  4.4 - Registration Rights Agreement dated April 27, 2004 by and between the Company and Laurus. *

                  4.5 - Security Agreement dated April 27, 2004 by and between the Company and Laurus. *

                  31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                  31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                  32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002
                  --------------------------------------------------------------

                  *Incorporated herein by reference to the Company's Form 8-K filed on April 29, 2004.

           (b)    None.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   OPHTHALMIC IMAGING SYSTEMS
                                   (Company)


                                   By: /s/ Gil Allon
                                       -----------------------------------------
                                       Gil Allon,
                                       Chief Executive Officer



                                       /s/ Ariel Shenhar
                                       -----------------------------------------
                                       Ariel Shenhar,
                                       Chief Financial Officer



Dated: August 5, 2004