Form 10QSB
period 2004-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2004-11-05
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                       ----------------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 05, 2004, 15,033,585 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      XX
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2004



PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet as of September 30, 2004                     2

         Condensed Statements of Operations for the Three Months and
         Nine Months ended September 30, 2004 and September 30, 2003          3

         Condensed Statements of Cash Flows for the Nine Months
         ended September 30, 2004 and September 30, 2003                      4

         Notes to Condensed Financial Statements                              5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                8

Item 3.  Controls and Procedures                                              14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities and Use of Proceeds                            15

Item 3.  Defaults upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  16

Item 5.  Other Information                                                    16

Item 6.  Exhibits and Reports on Form 8-K                                     16

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                               September 30, 2004
                                   (Unaudited)

ASSETS
------
Current assets:
        Cash and equivalents                                                             $         1,904,023
        Accounts receivable, net                                                                   1,738,457
        Inventories, net                                                                             583,817
        Prepaid expenses and other current assets                                                    266,664
        Deferred tax asset                                                                           500,000
                                                                                         ---------------------
             Total current assets                                                                  4,992,961
Furniture and equipment, net of accumulated
        depreciation and amortization of $768,625                                                    160,494
Restricted cash                                                                                      150,000
Receivable from related party                                                                        397,729
Other assets                                                                                         195,639
                                                                                         ---------------------
             Total assets                                                                $         5,896,823
                                                                                         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Accounts payable                                                                 $           517,838
        Accrued liabilities                                                                        1,242,014
        Deferred extended warranty revenue                                                           758,205
        Customer deposits                                                                            225,328
        Income taxes payable                                                                          32,600
        Notes payable- current portion                                                               746,753
                                                                                         ---------------------
             Total current liabilities                                                             3,522,738
                                                                                         ---------------------

Noncurrent Liabilities:
        Notes payable, less current portion                                                          870,211
                                                                                         ---------------------
             Total noncurrent liabilities                                                            870,211
                                                                                         ---------------------

Stockholders' equity:
        Common stock, no par value, 35,000,000 shares authorized;
             15,033,585 issued and outstanding                                                    14,502,320
        Accumulated deficit                                                                      (12,998,446)
                                                                                         ---------------------
             Total stockholders' equity                                                            1,503,874
                                                                                         ---------------------
             Total liabilities and stockholders' equity                                  $         5,896,823
                                                                                         =====================


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)


                                                  Three months ended September 30,            Nine months ended September 30,
                                                    2004                  2003                  2004                  2003
                                              ------------------   --------------------   ------------------   --------------------

Net revenues                                   $     2,614,798      $       2,446,084      $     7,414,907      $       7,232,522
Cost of sales                                        1,053,576                986,422            2,925,522              2,923,506
                                              ------------------   --------------------   ------------------   --------------------
Gross profit                                         1,561,222              1,459,662            4,489,385              4,309,016

Operating expenses:
      Sales and marketing                              641,828                661,872                                   1,992,427
      General and administrative                       290,912                219,126              796,716                760,457
      Research and development                         242,847                215,003              720,033                476,234
                                              ------------------   --------------------   ------------------   --------------------
          Total operating expenses                   1,175,587              1,096,001            3,514,583              3,229,118
                                              ------------------   --------------------   ------------------   --------------------
Income from operations                                 385,635                363,661              974,802              1,079,898
Interest and other expense, net                        (58,922)               (46,077)            (163,590)              (164,546)
                                              ------------------   --------------------   ------------------   --------------------
Net income before income taxes                         326,713                317,584              811,212                915,352
Income taxes                                                                   (7,500)                                    (10,500)
                                              ------------------   --------------------   ------------------   --------------------

Net income                                     $       326,713      $         310,084      $       811,212      $         904,852
                                              ==================   ====================   ==================   ====================

Shares used in the calculation of basic
        net income per share                        14,975,014             14,354,521           14,683,620             10,233,147

Basic net income per share                     $          0.02       $           0.02      $          0.06      $            0.09
                                              ==================   ====================   ==================   ====================

Shares used in the calculation of diluted
        net income per share                        15,981,937             15,251,916           15,716,087             10,684,385

Diluted net income per share                   $          0.02       $           0.02      $          0.06      $            0.09
                                              ==================   ====================   ==================   ====================


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                 Nine months ended September 30,
                                                                                   2004                    2003
                                                                            --------------------    -------------------

OPERATING ACTIVITIES:
Net income                                                                   $          811,212      $           904,852
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
            Depreciation and amortization                                                83,732                   38,645
            Non-cash payment of interest                                                 35,869
            Loss of disposition of equipment                                              1,499
            Net increase in current assets other
                than cash and equivalents                                              (421,255)                (358,905)
            Net increase in other assets                                               (150,385)                 (44,908)
            Net  increase in current liabilities other
                than short-term borrowings                                                3,293                   20,450
                                                                             -------------------     --------------------

Net cash provided by operating activities                                               363,965                  560,134

INVESTING ACTIVITIES:
Acquisition of furniture and equipment                                                  (16,875)                 (10,903)
Proceeds from disposition of equipment                                                      890
Increase in restricted cash                                                                                     (150,000)
                                                                             -------------------     --------------------
Net cash used in investing activities                                                   (15,985)                (160,903)

FINANCING ACTIVITIES:
Principal payments on notes payable                                                     (16,751)                  (4,167)
Proceeds from notes payable, other                                                    1,000,000                1,200,000
Repayment of line of credit, net                                                       (150,000)
Proceeds from sale of stock                                                              49,468
Advances to related parties                                                            (397,729)
Repayments of borrowings under notes
       payable to related party, net                                                   (200,979)                (333,300)
                                                                             -------------------     --------------------
Net cash provided by  financing activities                                              284,009                  862,533
                                                                             -------------------     --------------------
Net increase in cash and equivalents                                                    631,989                1,261,764
Cash and equivalents at beginning of period                                           1,272,034                  383,234
                                                                             -------------------     --------------------
Cash and equivalents at beginning of period                                  $        1,904,023      $         1,644,998
                                                                             ===================     ====================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
            Repayment of notes payable with common stock                     $          580,796
            Payment of interest with common stock                            $           35,869
            Addition to capital lease obligation for equipment purchases     $           41,261
            Reductions in aggregate debt payable
              to significant shareholders in exchange for
              inventory and other noncash transactions, net                  $          (28,215)     $          (133,300)
                                                                             ===================     ====================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
            Conversion of related party notes payable to common stock                                $         1,150,000
            Cash paid for taxes                                              $           70,050      $            52,500


                 The accompanying notes are an integral part of
                these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

         Three and Nine Month Periods ended September 30, 2004 and 2003


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of September 30, 2004, condensed statements of operations for the three and nine month periods ended September 30, 2004 and 2003 and the condensed statements of cash flows for the nine month periods ended September 30, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year ended December 31, 2003 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

                Certain amounts in the fiscal 2003 financial statements have been reclassified to conform to the presentation in the fiscal 2004 financial statements.

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

                                                             Unaudited                       Unaudited
                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                        2004            2003           2004            2003
                                                   --------------- --------------- -------------- ----------------

                Numerator for basic and diluted
                net income per share               $      326,713  $     310,084   $     811,212   $      904,852
                                                   =============== =============== ============== ================

                Denominator for basic net income
                per share:
                   Weighted average shares             14,975,014     14,354,521      14,683,620       10,233,147

                Effect of dilutive securities:
                   Employee/director stock
                     options                            1,006,923        897,395       1,032,467          451,238
                   Warrants and other                          --             --              --               --
                                                   --------------- --------------- -------------- ----------------
                Dilutive potential common shares        1,006,923        897,395       1,032,467          451,238
                                                   --------------- --------------- -------------- ----------------
                Denominator for diluted net
                income  per share                      15,981,937     15,251,916      15,716,087       10,684,385
                                                   =============== =============== ============== ================
                Basic net income per share                 $ 0.02         $ 0.02          $ 0.06           $ 0.09
                                                   =============== =============== =============== ===============

                Diluted net income per share               $ 0.02         $ 0.02          $ 0.05           $ 0.08
                                                   =============== =============== =============== ===============

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

                Pursuant to a Common Stock Purchase Agreement dated as of June 1, 2004 between MediVision and S2 Partners LP, MediVision agreed to sell 550,000 of the Company's common stock to S2 Partners LP at a price of $1.35 per share. On June 23, 2004, MediVision, through Nollenberger Capital Partners Inc. acting as its agent, sold an additional 500,000 shares of the Company's common stock at a price of $1.38 per share. As a result of the foregoing transactions, MediVision currently owns approximately 74% of the Company's outstanding common stock.

                At September 30, 2004 the Company had recorded a net amount due from MediVision of approximately $398,000. This amount comprises approximately $745,000 due from MediVision for products and services offset by approximately $347,000 owed to MediVision for interest on the loans.

                In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the bank to act as security for the debt of MediVision. Such debenture is secured by a first lien on all of the Company's assets. The debenture and lien were signed in December 2002. The amount owed to the financial institutions by MediVision as of September 30, 2004 was approximately $784,000.

Note 4.         Stock Based Compensation

                At September 30, 2004, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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

                                                              Unaudited                    Unaudited
                                                          Three Months Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                     ----------------------------- ---------------------------
                                                         2004           2003           2004          2003
                                                     -------------- -------------- ------------- --------------

          Net Income, As Reported                      $ 326,713      $  310,084     $  811,212     $  904,852

          Deduct Total Stock-Based Employee
            Compensation Expenses Determined
            Under the Fair Value Based Method
            For all Awards, Net of Related Tax
              Effects                                    (1,078)         (15,633)        (3,244)       (46,898)
                                                     -------------- -------------- ------------- --------------

          Pro Forma Net Income                         $ 325,635      $  294,451     $  807,968     $  857,954
                                                     ============== ============== ============= ==============

          Basic Earnings Per Share
              As Reported                              $    0.02      $     0.02     $     0.06     $     0.09
              Pro Forma                                $    0.02      $     0.02     $     0.06     $     0.09

          Diluted Earnings Per Share:
              As Reported                              $    0.02      $     0.02     $     0.05     $     0.08
              Pro Forma                                $    0.02      $     0.02     $     0.05     $     0.08


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

                No options were granted for the three-month period ended September 30, 2004. For the nine-month period ended September 30, 2004 there were 25,000 options granted.

Note 5.         Warranty Obligations

                The Company generally offers a one year warranty to its customers. The Company's warranty requires it to repair or replace defective products during the warranty period. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The amount of warranty liability accrued reflects the Company's best estimate of the expected future cost of honoring its obligations under the warranty plans. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

                The following provides a reconciliation of changes in the Company's warranty reserve.

                                                              Unaudited                    Unaudited
                                                          Three Months Ended           Nine Months Ended
                                                             September 30,                September 30,
                                                     ----------------------------- ---------------------------
                                                         2004           2003           2004          2003

       Warranty balance at beginning of period         $ 346,244      $ 409,688      $  438,450    $ 370,680

       Net provision for current period                   33,516         73,900           3,060      197,138
       Warranty costs incurred                           (44,375)       (59,588)       (106,125)    (138,198)
                                                     -------------- -------------- ------------- -------------

       Warranty balance at end of period               $ 335,385     $  423,900     $   335,385    $ 423.900
                                                     ============== ============== ============= =============

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

     At September 30, 2004, the Company had stockholders' equity of approximately $1,504,000 and its current assets exceeded its current liabilities by approximately $1,470,000. The convertible loan agreements with Laurus that were entered into during the third quarter of 2003 and the second quarter of 2004 have had a favorable impact on the Company's current ratio. At September 30, 2004, under the terms of the 2003 convertible loan agreement, Laurus has converted $649,913 of principal and interest into 607,396 shares of the Company's common stock at a conversion price of $1.07 per share. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Critical Accounting Policies
----------------------------

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company records revenue in accordance with SAB 101 and 104, Revenue Recognition in Financial Statements. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Estimates are used relative to the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact transactions could change.

Results of Operations
---------------------

Revenues

     The Company's revenues for the third quarter ended September 30, 2004 were $2,614,798, representing a 7% increase from revenues of $2,446,084 for the third quarter ended September 30, 2003. Revenues for the first nine months of fiscal 2004 were $7,414,907 representing a 3% change from revenues of $7,232,522 for the comparable nine months of fiscal 2003. Digital angiography systems and peripherals accounted for approximately 88% of the Company's revenue for the third quarter and nine-month period of 2004. Sales of these products accounted for approximately 92% and 93% of the Company's total revenues for the third quarter and nine-month period of 2003, respectively. Service revenues accounted for approximately 12% of the Company's revenue for the third quarter and nine-month period of 2004 and approximately 8% and 7% of the Company's revenue for the third quarter and nine-month period of 2003, respectively. Revenues from sales of the Company's products to MediVision were approximately $266,000 and $545,000 during the three-month and nine-month periods ended September 30, 2004 and $102,000 and $392,000 for the comparable three-month and nine-month periods ending September 30, 2003, respectively.

Gross Margins

     Gross margins were approximately 60% during the third quarter ended September 30, 2004 and for the comparable quarter of 2003. For the nine-month period ended September 30, 2004, gross margins were approximately 61% as compared to 60% for the comparable nine-month period of 2003. The Company continues to monitor its expenses in this area in contemplation of current and anticipated business conditions. It is anticipated that the Company's gross margins will decrease as its sales of the NextGen Healthcare Information Systems, Inc. software products become more significant, since the gross margins associated with such sales are less than the majority of the products that the Company currently markets.

Sales and Marketing Expenses

     Sales and marketing expenses accounted for approximately 25% of total revenues during the third quarter of fiscal 2004 as compared with approximately 27% during the third quarter of fiscal 2003. Actual expense levels showed a minor decrease to $641,828 during the third quarter of 2004 versus $661,872 during the third quarter of 2003. For the first nine months of fiscal 2004 and fiscal 2003 such expenses accounted for approximately 27% and 28% of total revenues for the respective nine-month periods. Actual expenses remained relatively constant increasing to $1,997,834 from $1,992,427 during the nine-month periods of fiscal 2004 and 2003, respectively.

General and Administrative Expenses

     General and administrative expenses were $290,912 in the third quarter of fiscal 2004 and $219,126 in the third quarter of fiscal 2003. Such expenses accounted for approximately 11% and 9% of revenues during the third quarter of 2004 and 2003, respectively. For the first nine months of fiscal 2004 and 2003 such expenses accounted for approximately 11% of total revenues for the respective nine-month periods. Actual expenses increased to $796,716 from $760,457 during the nine-month periods of fiscal 2004 and 2003, respectively.

Research and Development Expenses

     Research and development expenses were $242,847 in the third quarter of fiscal 2004 and $215,003 in the third quarter of fiscal 2003. Such expenses accounted for approximately 9% of revenues during the third quarter of 2004 and 2003, respectively. For the first nine months of fiscal 2004, such expenses accounted for approximately 10% of total revenues as compared to approximately 7% during the comparable nine-month period of 2003. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of its paying for research and development conducted by MediVision and other outsourced consulting on the Company's behalf. Research and development expenses incurred by MediVision on behalf of the Company for the third quarter and the first nine months of 2004 amounted to approximately $142,000 and $471,000, respectively. Such expenses for the third quarter and first nine months of 2003 were approximately $99,000 and 165,000 , respectively.

Interest and Other Expense, net

     Interest and other expense was $58,922 during the third quarter of fiscal 2004 versus $46,077 during the third quarter of fiscal 2003. For the nine-month periods, interest and other expense was $163,590 and $164,546 in fiscal 2004 and fiscal 2003, respectively. These amounts were comprised principally of interest expense, mainly associated with the convertible loans from Laurus and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Income Taxes

     The Company has not provided for any income tax expense for the three-month and nine-month periods ending September 30, 2004. At December 31, 2003, the Company had a net operating loss carryforward of approximately $5,410,500 for Federal income tax purposes which expires between 2007 and 2020, and a net operating loss carryforward of approximately $2,088,800 for California state income tax purposes which expires through 2010. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. The Company believes however, that based on these carryforwards and on its results of operations through September 30, 2004, no income tax provision is required at this time.

Net Income

     The Company recorded net income of $326,713, or $0.02 per share basic and diluted earnings for the third quarter ended September 30, 2004 as compared to net income of $310,084 or $0.02 per share basic and diluted earnings for the third quarter ended September 30, 2003. For the nine-month periods, the Company recorded net income of $811,212 or $0.06 per share basic and $.05 per share diluted earnings as compared to $904,852, or $0.09 per share basic and $0.08 per share diluted earnings during fiscal 2004 and fiscal 2003, respectively. The decrease in earnings per share is mainly attributable to a substantial increase in the weighted number of shares of common stock outstanding between the comparable nine-month periods.

     The results of operations do not include any amounts with respect to a potential contingent liability in connection with the collection of taxes from the Company's customers, which amount has been estimated on the basis of numerous factors and assumptions that might, in the least favorable combination, reach $526,000. Management believes that the probability of such an assessment is remote and accordingly, has not recorded a liability in its financial statements. However, there can be no assurance that the amount that might ultimately be assessed for prior periods would not materially affect the Company's results of operations or cash flows in any given reporting period.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $363,965 during the nine months ended September 30, 2004 as compared to generating cash of $560,134 during the nine months ended September 30, 2003. The cash generated by operations during the first nine months of 2004 was principally from income for the period which amounts were partially offset by increased inventory and receivables. The cash generated from operations during the first nine months of 2003 was principally from net income for the period which amounts were partially offset by increased receivables.

     Cash used in investing activities was $15,985 during the first nine months of 2004 as compared to $160,903 during the same period for 2003. The Company's investing activities in 2004 consisted of minor purchases of equipment. The primary investing activities in 2003 consisted of an investment to secure the line of credit with its bank. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations or other financing arrangements available to the Company, if any.

     The Company generated cash in financing activities of $284,009 during the first nine months of fiscal 2004 as compared to generating cash of $862,533 during the comparable nine-month period of fiscal 2003. The cash generated in financing activities during the first nine months of 2004 was principally from proceeds received from the signing of the $1,000,000 convertible debt instrument with Laurus and the addition of a capital lease offset by repayments of borrowings and advances under existing arrangements with MediVision. The cash generated during the same nine-month period in 2003 was principally from the signing of the $1,200,000 convertible debt instrument with Laurus offset by repayments of borrowings to MediVision.

      In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock.

     At September 30, 2004 the Company had recorded a net amount due from MediVision of approximately $398,000. This amount comprises approximately
$745,000 due from MediVision for products and services offset by approximately $347,000 owed to MediVision for interest on the loans.

    On September 30, 2004 the Company's cash and cash equivalents were $1,904,023. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.


    The Company will continue to evaluate alternative sources of capital to meet its growth requirements, including asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to the Company.

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

                            PART II OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS
                    On March 9, 2004, the Company filed a civil action in the United States District Court for the Eastern District of California against several of its former employees, led by former vice-president Mark Fukuhara, who have been doing business for the last two years as Imaging Service Group
                    (ISG) and Zeta Development Laboratories in El Dorado Hills, California, and several affiliated persons and companies, including Dale Brodsky, Eyepictures, Inc., Johnny Justice Jr., and two of his ophthalmic equipment businesses, Zeta Development Labs, Inc. (doing business as Justice Diagnostic Imaging) and Justice Ophthalmics, Inc. The complaint alleges claims for misappropriation of trade secrets, violations of the federal computer fraud and abuse act, copyright infringement, breach of contract, interference with contract, and false advertising. The complaint seeks monetary damages and injunctive relief against the defendants.

                    On August 20, 2004, the United States District Court for the Eastern District of California granted the Company's application for a preliminary injunction against certain of the defendants. The motion for an injunction was denied with respect to defendants Dale Brodsky and Eyepictures, Inc. and was granted with respect to defendants Mark Fukhara, Douglas Burland, Michael Gerkovich, Steven Leach, Edmund Peterson, Dan Salomon, Joe Silva, Justice Ophthalmics, Inc., Zeta Development Labs, Inc. and Johnny Justice Jr. (collectively the "Fukhara Defendants"). Pursuant to the order, the Fukhara Defendants are enjoined from making any copies of any computer software created or licensed by the Company; selling, distributing or transferring any copies of any version of the Company's WinStation computer software; and transferring or disclosing to any third party any documents containing a copy of the Company's customer database. The Fukhara Defendants shall resell any of the Company's imaging systems or devices already in their possession "as is" and shall not modify those systems or devices in any way before resale, even at the request of the customer, except that the Fukuhara Defendants may do so if they advise the customer in writing that the systems or devices have been modified and are not the Company's original systems or devices.


ITEM 2.             CHANGES IN SECURITIES
                    None

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

                                     OPHTHALMIC IMAGING SYSTEMS
                                     (Company)


                                     By:    /s/ Gil Allon
                                            ------------------------------------
                                            Gil Allon,
                                            Chief Executive Officer



                                            /s/ Ariel Shenhar
                                            ------------------------------------
                                            Ariel Shenhar,
                                            Chief Financial Officer



Dated: November 05, 2004