Form 10KSB
period 2004-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2005-03-18
CIK 885317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________ TO _____________

                           Commission File No. 1-11140

                           OPHTHALMIC IMAGING SYSTEMS
             (Exact name of Registrant as specified in its charter)

California                                  94-3035367
----------                                  ----------
(State or other jurisdiction                (I.R.S. Employer of incorporation or
organization)                               Identification No.)

221 Lathrop Way, Suite I, Sacramento, CA    95815
----------------------------------------    -----
(Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (916) 646-2020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes /X/ No //.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes / / No /X/.

     The issuer's revenues for its most recent fiscal year were $10,818,379

     The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 18, 2005 was approximately $4,136,898 based upon the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February18, 2005, there were 15,033,585 issued and outstanding shares of issuer's common stock.

     Traditional Small Business Disclosure Format (check one): Yes /X/ No / /

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     (a)  Business Development

     Ophthalmic Imaging Systems (the "Company" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company, headquartered in Sacramento, California, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. The Company's products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

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

     The Company has also entered into the Electronic Medical Records ("EMR") and the Enterprise Practice Management ("EPM") markets. To that end, it signed an agreement on June 30, 2003 with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems Inc. (Nasdaq:QSII), a leading provider of such software platforms to the practitioners market and sale of their products to the ophthalmic market.

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

(b)      Business of Issuer

PRODUCTS

     WinStation Systems

     The Company's WinStation systems and products, delineated by resolution, are primarily used by retina specialists and general ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system, connected to a medical image capture device called a fundus camera, takes detailed images of the patient's retina. These digital images can provide a "road map" for laser treatment.

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

     Ophthamology Office

     The Company has expanded its offerings in ophthalmic informatics to provide comprehensive solutions for the ophthalmic industry. The Company recently entered the Electronic Medical Records (EMR) and Enterprise Practice Management
(EPM) markets through a strategic alliance with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems Inc. (Nasdaq:QSII), a leading provider of EMR and EPM software platforms expanding its product portfolio with Ophthalmology Office.

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

     Sales, Marketing and Distribution

     The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2004, the Company's sales and marketing organization consisted of a national sales manager as well as 9 territory sales representatives and 7 product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contractors to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

     Internationally, the Company utilizes ophthalmic distributors that sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision, the Company's parent, serves as the principal distributor of the Company's products in Europe and certain other international markets.

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

     Components, Raw Materials and Suppliers

     As a systems integrator, a significant number of the major hardware components in the Company's products are procured from sole source vendors. Whenever possible, however, the Company seeks multiple vendor sources from which to procure its components. Moreover, the Company works closely with its principal component suppliers, such as Dell Computer and Roper Scientific, and the rest of its vendors to maintain dependable working relationships and to continually integrate into the manufacturing of its products, whenever possible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect the Company.

     Warranties

     The Company generally provides a 12-month limited warranty for parts, labor and shipping charges in connection with the initial sale of its products. Peripheral products such as monitors, printers and computers also carry the original manufacturer's warranty.

     In the North American market, in order to ensure quality control and the proper functioning of its products on-site at a doctor's office, the Company generally installs the system and trains the doctor and the doctor's staff. The Company also offers service plans for sale to its customers as a supplement to the original manufacturer's warranties.

     Competition

     The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. With respect to its WinStation products, the Company is aware of two primary competitors in the United States, which produce and are delivering digital fundus imaging systems in volume, Topcon and Zeiss. In addition, there are a few other small competitors. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, the Company's products interface with different models of fundus cameras from a wide variety of manufacturers. Three other companies are known to have systems in primarily the international market, and the U.S. market to a limited extent, each with small market penetration.

     The primary competition for the DFI comes from traditional fundus cameras manufactured by Topcon, Kowa, Zeiss, Canon and Nidek. None of the current digital fundus cameras include a digital imaging system or certain other DFI features, including live motion imaging. These fundus cameras, when combined with an imaging system comparable to the DFI, are significantly more expensive than the DFI. The Company is aware of two companies that currently have prototype units that could be similar in function to the DFI, one of these companies (Zeiss) has started to sell such a product.

     The Company is aware of five primary competitors for the DSLI, namely Veatch, MVC, Kowa, Helioasis and Lombard. Additionally, there are approximately four other companies which manufacture similar systems, but these systems currently have minimal market presence.

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

     Research and Development

     The Company's net research and development expenditures in the years ended December 31, 2004 and 2003 were approximately $988,000 and $702,000, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to increase. Research and development is currently conducted for the Company by MediVision and other outsourced consultants.

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

     Although the FDA has made findings which permit the Company to sell its products in the marketplace, such findings do not constitute FDA approval of these devices, and the Company cannot predict the effect that future legislation or regulatory developments may have on its operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on the Company's business, financial condition and results of operations. Moreover, new products and services developed by the Company, if any, also may be subject to the same or other various federal and state regulations, in addition to those of the FDA.

     INSURANCE

     The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as product liability insurance. As of December 31, 2004, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

     EMPLOYEES

     As of December 31, 2004, the Company had 46 employees of which 45 were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

     The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company leases under a noncancelable triple net lease expiring in June 2007, approximately 10,200 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays minimum monthly lease payments, with respect to these properties, in the aggregate of approximately $9,000. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to significantly renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

ITEM 3.  LEGAL PROCEEDINGS.

     On March 9, 2004, the Company filed a civil action in the United States District Court for the Eastern District of California against several of its former employees, led by former vice-president Mark Fukuhara, who have been doing business for the last two years as Imaging Service Group (ISG) and Zeta Development Laboratories in El Dorado Hills, California, and several affiliated persons and companies, including Dale Brodsky, Eyepictures, Inc., Johnny Justice Jr., and two of his ophthalmic equipment businesses, Zeta Development Labs, Inc. (doing business as Justice Diagnostic Imaging) and Justice Ophthalmics, Inc. The complaint alleges claims for misappropriation of trade secrets, violations of the federal computer fraud and abuse act, copyright infringement, breach of contract, interference with contract, and false advertising. The complaint seeks monetary damages as well as injunctive relief against the defendants.

     On August 20, 2004, the United States District Court for the Eastern District of California granted in part the Company's application for a preliminary injunction against certain of the defendants. In December 2004 the Court dismissed Johnny Justice, Jr. as an individual and Justice Ophthalmics, Inc. from the case. Trial in the matter currently is scheduled for November 2005.

     Other than the action referred to above and immaterial claims in the ordinary course, to the Company's knowledge, there are no material legal proceedings presently pending or threatened to which the Company (or any of its directors or officers in their capacity as such) are, or may be, a party or to which the Company's property is, or may be, subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Company's 2004 Annual Meeting of Shareholders held on December 22, 2004, the following matters were voted upon and adopted by the votes indicated:

                                            For          Withheld     Against     Abstain
     To elect five  individuals  to
     serve   as   the    Board   of      13,750,938        5,528         --         --
     Directors of the Company until
     the  next  annual  meeting  of
     shareholders  and until  their
     successors   are  elected  and
     qualified.(1) (2)

     To ratify the selection by the
     Board    of    Directors    of
     Perry-Smith   LLP  to  be  the      13,752,485         --          4,633        348
     independent  registered public
     accountants  with  respect  to
     the  audit  of  the  Company's
     financial  statements  for the
     fiscal year ended December 31,
     2004


(1)  The following  were elected to serve as directors at the Annual  Meeting of
     Shareholders: Gil Allon, Ariel Shenhar, Alon Harris, Michael Benoff and Yigal Berman.

(2) Reflects votes cast for, and withheld for all directors, except for Michael Benoff who received 13,750,072 votes for and 6,394 votes withheld.

     There were 1,276,119 non-votes with respect to the matters listed above.


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


                        Year Ended Year Ended
                          December 31, 2004               December 31, 2003
                       -----------------------       ------------------------
                            Low         High             Low          High
                            Bid         Ask              Bid          Ask
                       -----------------------       ------------------------

First Quarter               0.75          1.35            0.20          0.33
Second Quarter              0.86          1.55            0.30          0.91
Third Quarter               0.50          1.40            0.61          1.25
Fourth Quarter              0.55          1.15            0.92          1.50

----------

     On February 18, 2005, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $1.06 per share and there were approximately 133 shareholders of record.

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

     Equity Compensation Plans

     The following table sets forth certain information, as at December 31, 2004, with respect to the Company's equity compensation plans:


                                                                                                NUMBER OF SECURITIES
                               NUMBER OF SECURITIES TO BE           WEIGHTED-AVERAGE           REMAINING AVAILABLE FOR
                                 ISSUED UPON EXERCISE OF           EXERCISE PRICE OF               FUTURE ISSUANCE
                                  OUTSTANDING OPTIONS,            OUTSTANDING OPTIONS,       UNDER EQUITY COMPENSATION
        PLAN CATEGORY              WARRANTS AND RIGHTS            WARRANTS AND RIGHTS                   PLANS
        -------------              -------------------            -------------------                   -----

Equity compensation plans
approved by security holders.            695,500(a)                       $.69                        91,000(b)
                                         ----------                       ----                        ---------


Equity compensation plans
not approved by security
holders......................          1,623,633(c)                       $.44                     1,009,999(d)
                                       ------------                       ----                     ------------



  Total......................          2,319,133                          $.51                     1,100,999
                                       =========                          ----                     =========


     (b) Represents 36,500 options granted under the Company's 1992 Stock Option Plan under which no further options may be granted and 659,000 options granted under the Company's 2003 Stock Option Plan.

     (b) Represents shares available for grant under the 2003 Stock Option Plan to employees and directors of, consultants to, and to non-employee directors of, the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

     (c) Includes 60,000 shares subject to options granted under the Company's 1997 Stock Option Plan under which no further options may be granted. Also includes 75,000 and 1,383,333 shares subject to options granted under the 1995 Stock Option Plan (the "1995 Plan") and the 2000 Stock Option Plan (the "2000 Plan"), respectively. Also includes 105,300 options granted under individual stock option plans.

     (d) Includes 920,000 and 89,999 shares available for future grant under the 1995 Plan and the 2000 Plan respectively, to employees and directors of, consultants to, and to non-employee directors of the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 1995 Plan and the 2000 Plan will again be available for the grant of options under the applicable plan.


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

     To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists.

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

     In April 2004, the Company entered into a $1,000,000 debt agreement with Laurus in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into the Company's Common Stock at a fixed conversion price of $1.22. The Company also issued five-year warrants to Laurus to purchase 313,000 shares of the Company's Common Stock at exercise prices ranging between $1.40 and $1.83 per share.

     On December 28, 2004, the Company entered into an investment agreement with Dutchess Private Equities Fund II, LP ("Dutchess") providing for an equity line of credit. Pursuant to the investment agreement, Dutchess has agreed to provide the Company with up to $9,000,000 of funding during the thirty month period beginning on the date that the registration statement the Company agreed to file providing for the resale of the shares of common stock issuable under the investment agreement is declared effective by the Securities and Exchange Commission. During this thirty month period, the Company may request a drawdown under the investment agreement by selling shares of its common stock to Dutchess, and Dutchess will be obligated to purchase the shares. The Company is under no obligation to request any drawdowns under the investment agreement.

     The amount that the Company can request in any drawdown notice is, at the Company's election, the greater of (A) up to 200% of the average daily volume of the Company's common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the common stock immediately preceding the date of the drawdown notice or
(B) $100,000; provided that the Company may not request more than $1,000,000 in any single drawdown. At December 31, 2004, the Company had not requested any drawdowns.

     At December 31, 2004, the Company had a stockholders' equity of approximately $2,397,000 and its current assets exceeded its current liabilities by approximately $1,742,000. The convertible loan agreements with Laurus that were entered into during 2003 and 2004 have had a favorable impact on the Company's current ratio. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

     MediVision Transactions

     During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging LTD. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The Short-Term Note had a maximum principal balance of $260,000 available, while the Working Capital Funding Agreement and Amendment No.1 to this agreement provided an additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision could, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

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

     In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the banks to act as security for the debt of MediVision, such debenture shall be secured by a first lien on all of the Company's assets. Such debenture and lien were signed in December 2002. The amount owed to the financial institutions by MediVision and secured by the Company as of December 31, 2004 was approximately $447,000.

     In March 2004, the Company's Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005 the Company's Board of Directors approved an additional loan advance of $150,000 for a 30 day term. At December 31, 2004 the Company had recorded a net amount due from MediVision of approximately $1,056,000.

     On March 2, 2005, the Company and MediVision entered into a Loan and Security Agreement and Promissory Note whereby the Company agreed to loan MediVision up to two million dollars ($2,000,000). The loan agreement incorporates the $1,150,000 previously approved by the Company's Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note is secured by 2,409,000 of the 11,130,151 shares of the Company's common stock owned by MediVision. The number of shares is based on the average closing price of shares of stock of the Company during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision were to sell any shares it owns in the Company during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to the Company to reduce the outstanding amount owed.

     Pursuant to a Common Stock Purchase Agreement dated as of June 1, 2004 between MediVision and S2 Partners LP, MediVision agreed to sell 550,000 of the Company's common stock to S2 Partners LP at a price of $1.35 per share. On June 23, 2004, MediVision, through Nollenberger Capital Partners Inc. acting as its agent, sold an additional 500,000 shares of the Company's common stock at a price of $1.38 per share. As a result of the foregoing transactions, as of December 31, 2004, MediVision currently owns approximately 74% of the Company's outstanding common stock.

     New Accounting Pronouncements.

     Financial Accounting Pronouncement FAS 123(R)

     In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 23 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 23 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. For companies filing under Regulation S-B, FAS 123 (R) is effective the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

     Financial Accounting Pronouncement FAS 151

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs (SFAS 151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in the first quarter of 2006. The Company is currently evaluating the effect of SFAS 151 on its financial statements and related disclosures.

         Results of Operations

         Selected Financial Data

                                                   YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------
                                          2004               2003               2002
                                      ------------       ------------       ------------
STATEMENT OF OPERATIONS DATA:

Net revenues                          $ 10,818,379       $  9,944,827       $  8,465,707

Cost of sales                            4,290,049          3,955,680          3,535,316

                                      ------------       ------------       ------------
     Gross profit                        6,528,330          5,989,147          4,930,391
                                      ------------       ------------       ------------


Operating expenses:
  Sales,  marketing,
  general and administrative             4,141,865          3,984,482          3,426,616

  Research and development                 987,769            702,020            558,999

                                      ------------       ------------       ------------
     Total operating expenses            5,129,634          4,686,502          3,985,615
                                      ------------       ------------       ------------
Income from operations                   1,398,696          1,302,645            944,776

Other expense, net                        (252,100)          (269,451)          (360,953)
                                      ------------       ------------       ------------

Net income before provision
   for                                   1,146,596          1,033,194            583,823
   income tax benefit

Provision for income tax benefit           558,000            405,000            (19,000)

                                      ------------       ------------       ------------
Net income                            $  1,704,596       $  1,438,194       $    564,823
                                      ============       ============       ============

Basic earnings per share              $        .12       $        .13       $        .07
                                      ============       ============       ============

Shares used in the
   calculation of basic
   earnings per share                   14,771,112         11,267,493          8,138,305
                                      ============       ============       ============

Diluted earnings per share            $        .11       $        .12       $        .07
                                      ============       ============       ============

Shares used in the
   calculation of diluted
   earnings per share                   15,772,214         11,877,205          8,138,305
                                      ============       ============       ============

STATEMENT OF CASH FLOWS DATA:

Net cash provided by
   operating activities               $  1,116,940       $    258,304       $    725,846

Net cash used in investing
   activities                              (22,625)          (175,360)           (72,331)

Net cash (used in) provided
   by  financing activities               (376,039)           805,856           (342,207)
                                      ------------       ------------       ------------
Net increase in cash and cash
   equivalents                        $    718,276       $    888,800       $    311,308
                                      ============       ============       ============

     COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

     Revenues

     The Company's revenues for the year ended December 31, 2004 were $10,818,379 representing an increase of approximately 9% from revenues of $9,944,827 for the year ended December 31, 2003. The increased revenue levels for 2004 include revenues from initial deliveries of the Company's newest digital angiography system, the WinStation 3200TM and the OIS WebStationTM common software platform released in October of 2004. Digital angiography systems and peripherals, including upgrades, accounted for approximately 89% and 92% of the Company's total revenues during 2004 and 2003, respectively. Service revenue for the years ended 2004 and 2003 accounted for approximately 11% and 8% of the Company's total revenue, respectively. The increased revenue levels during the 2004 period reflect the impact of a number of factors discussed in further detail below.

     Gross Margins

     Gross margins were approximately 60% during fiscal 2004 and 2003. The fiscal 2004 and 2003 gross margin percentage reflects the continued impact of sales of higher margin products as well as economies of scale associated with the fixed and semi-variable overhead cost absorption over increased revenue levels. It is anticipated that our gross margins will decrease as our sales of the Ophthamology Office software products become more significant, since the gross margins associated with such sales are below the majority of the products that we currently market.

     Sales and Marketing, Expenses

     Sales and marketing expenses accounted for approximately 27% of total revenues during fiscal 2004 and 29% during fiscal 2003. Expense levels were $2,936,100 during fiscal 2004, representing no significant change compared to expenses of $2,915,848 in fiscal 2003.

     General and Administrative Expenses

     General and administrative expenses accounted for approximately 11% of total revenues during both fiscal 2004 and 2003, respectively. Expense levels increased to $1,205,765 during fiscal 2004, representing an increase of approximately 13% compared to expenses of $1,068,634. Increased expenses were primarily the result of increased investor relations expenses and legal expenses.

     Research and Development Expenses

     Research and development expenses increased by approximately 41% to $987,769 during 2004 from $702,020 during 2003. Such expenses accounted for approximately 9% and 7% of total revenues during fiscal 2004 and fiscal 2003, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to increase. Research and development is currently conducted for the Company by MediVision and other outside consultants.

     Interest and Other Expense, net

     Interest and other expense were $252,100 during 2004 compared to $269,451 during 2003. These amounts were comprised principally of interest expense associated with the convertible notes to Laurus during fiscal 2004 and 2003, respectively and interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products. Interest income in both periods was insignificant.

     Income Taxes

     At December 31, 2004 and 2003, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company's limited history of profitable operations, management has recorded a valuation allowance of $2,504,000 and $3,497,000 at December 31, 2004 and 2003, respectively. The amount of the valuation allowance will be adjusted in the future when management determines that it is more likely than not the deferred assets will be realized.

     The Company has at December 31, 2004, a net operating loss carryover of approximately $4,531,200 for federal income tax purposes which expires between 2007 and 2020, and a net operating loss carryforward of approximately $1,305,700 for California state income tax purposes which expires through 2010. The State of California suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately $174,900 will begin to expire in 2007. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

     Net Income

     The Company reported net income of $1,704,596, or $0.12 per share basic and $0.11 per share diluted, during 2004, compared to a net income of $1,438,194, or $0.13 per share basic and $0.12 per share diluted, during 2003. The per share figures are basic amounts in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

     The results of operations for 2004 reflect the positive impact of the Company's ongoing attention and resources to core marketing, selling and corporate operations issues. Growing sales of the Company's digital angiography products reflect the market acceptance of these products and the ongoing product quality improvements made to meet customers' requirements. There can be no assurance, however, that there will be continued market acceptance of the Company's products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

     Export Sales

     Revenues  from sales to  customers  located  outside  of the United  States accounted for approximately 12% and 9% of the Company's net sales for 2004 and 2003, respectively. Sales to MediVision, included in these totals, accounted for approximately 57% or $744,000 and 56% or $482,000 for 2004 and 2003,
respectively.

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

     Research and Development Expenses

     Research and development expenses increased by approximately 26% to $702,020 during 2003 from $558,999 during 2002. Such expenses accounted for approximately 7% of total revenues during fiscal 2003 and fiscal 2002. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to increase as a result of the research and development conducted by MediVision on the Company's behalf. In addition, the Company anticipates an increase in reported expenses that were previously reimbursed to the Company, in connection with the "Computer Guided Laser Therapy" project, by the Israel-U.S. Binational Industrial Research and Development Foundation, that has since been completed.

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

     Income Taxes

     At December 31, 2003 and 2002, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company's limited history of profitable operations, management has recorded a valuation allowance of $3,497,000 and $5,053,000 at December 31, 2003 and 2002, respectively. The amount of the valuation allowance will be adjusted in the future when management determines that it is more likely than not the deferred assets will be realized.

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

     Export Sales

     Revenues  from sales to  customers  located  outside  of the United  States accounted for approximately 9% and 11% of the Company's net sales for 2003 and 2002, respectively. Sales to MediVision, included in these totals, accounted for approximately 56% or $482,000 and 55% or $514,000 for 2003 and 2002,
respectively.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $1,116,940 during 2004 as compared to generating cash of $258,304 during 2003. The cash provided by operations during 2004 was substantially due to the Company's increased profitability which amounts were partially offset by increased receivables and increased deferred tax asset.

     Net cash used in investing activities was $22,625 during 2004 versus $175,360 during 2003. The Company's primary investing activities consisted of minor capital asset acquisitions. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations, or other financing arrangements available to Company, if any.

     The Company used cash of $376,039 in financing activities during 2004 as compared to providing $805,856 during 2003. The cash used in financing activities during 2004 was principally from repayments of borrowings under existing arrangements with MediVision and advances to MediVision during fiscal 2004. These amounts were offset by the signing of the $1,000,000 convertible debt instrument with Laurus. The cash generated during 2003 was principally from the signing of the $1,200,000 convertible debt instrument offset by repayment of principal on notes payable under existing arrangements with MediVision. Principal payments on notes payable other than to MediVision in both years were minimal.

     In June 2003, MediVision exercised its option, as stipulated in the Amendment No.1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 common shares of stock.

     On December 31, 2004, the Company's cash and cash equivalents were $1,990,310. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

     Off Balance Sheet Arrangements

     None.

ITEM 7.  FINANCIAL STATEMENTS.

     The Company's financial statements for the year ended December 31, 2004 are attached hereto.

                           OPHTHALMIC IMAGING SYSTEMS


                              FINANCIAL STATEMENTS


                      AS OF DECEMBER 31, 2004 AND 2003 AND

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                       AND

                        REPORT OF INDEPENDENT REGISTERED

                             PUBLIC ACCOUNTING FIRM

                           OPHTHALMIC IMAGING SYSTEMS

                              FINANCIAL STATEMENTS

                      AS OF DECEMBER 31, 2004 AND 2003 AND

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                TABLE OF CONTENTS
                                -----------------


                                                                         PAGE
                                                                       --------

Report of Independent Registered Public Accounting Firm                      1

Balance Sheet                                                              2-3

Statement of Income                                                          4

Statement of Stockholders' Equity                                            5

Statement of Cash Flows                                                    6-7

Notes to Financial Statements                                             8-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



The Board of Directors and Stockholders
Ophthalmic Imaging Systems


         We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of December 31, 2004 and 2003, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                      /s/ Perry-Smith LLP



March 2, 2005
Sacremento, California

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                           DECEMBER 31, 2004 AND 2003


                                                                                   2004                2003
                                                                            ------------------  ------------------

                            ASSETS

Current assets:
     Cash and cash equivalents                                              $        1,990,310        $  1,272,034
     Accounts receivable, net of allowance for
         doubtful accounts of approximately
         $301,839 and $361,175                                                       1,855,009           1,536,610
     Inventories (Note 2)                                                              515,391             416,420
     Prepaid expenses and other current assets                                         189,393             214,653
     Deferred tax asset (Note 9)                                                     1,029,000             500,000
                                                                            ------------------  ------------------

              Total current assets                                                   5,579,103           3,939,717
                                                                            ------------------  ------------------

Restricted cash (Note 7)                                                               150,000             150,000
Furniture and equipment, at cost, net (Note 3)                                         150,487             150,912
Receivable from related party (Note 6)                                               1,055,512
Other assets                                                                           137,929              82,821
                                                                            ------------------  ------------------

              Total assets                                                  $        7,073,031  $        4,323,450
                                                                            ==================  ==================












                                   (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)
                           DECEMBER 31, 2004 AND 2003


                                                                                   2004                2003
                                                                            ------------------  ------------------

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                       $          472,167  $          523,539
     Accrued liabilities (Note 4)                                                    1,558,861           1,387,563
     Deferred extended warranty revenue (Note 4)                                       793,972             557,143
     Customer deposits                                                                 226,850             201,797
     Income taxes payable (Note 9)                                                       9,224             102,650
     Notes payable - short term portion (Note 5)                                       776,338             409,613
     Notes payable to related party (Note 6)                                                               200,979
                                                                            ------------------  ------------------

              Total current liabilities                                              3,837,412           3,383,284
                                                                            ------------------  ------------------

Line of credit (Note 7)                                                                                    150,000
Notes payable, less current portion (Note 5)                                           838,362             763,637
                                                                            ------------------  ------------------

              Total liabilities                                                      4,675,774           4,296,921
                                                                            ------------------  ------------------

Commitments and contingencies (Note 10)

Stockholders' equity:
     Common stock, no par value,  35,000,000 shares
         authorized;  15,033,585 and 14,403,929
         shares issued and outstanding in 2004 and
         2003, respectively                                                         14,502,320          13,836,188
     Accumulated deficit                                                           (12,105,063)        (13,809,659)
                                                                            ------------------  ------------------

              Total stockholders' equity                                             2,397,257              26,529
                                                                            ------------------  ------------------

              Total liabilities and stockholders' equity                    $        7,073,031  $        4,323,450
                                                                            ==================  ==================













                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                               STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                   2004                2003
                                                                            ------------------  ------------------

Revenues:
     Net sales                                                              $       10,818,379  $        9,944,827

Cost of sales                                                                        4,290,049           3,955,680
                                                                            ------------------  ------------------

              Gross profit                                                           6,528,330           5,989,147
                                                                            ------------------  ------------------

Operating expenses:
     Sales and marketing                                                             2,936,100           2,915,848
     General and administrative                                                      1,205,765           1,068,634
     Research and development (Note 6)                                                 987,769             702,020
                                                                            ------------------  ------------------

              Total operating expenses                                               5,129,634           4,686,502
                                                                            ------------------  ------------------

              Income from operations                                                 1,398,696           1,302,645

Other income (expense):
     Interest expense                                                                 (210,106)           (295,353)
     Other income (expense)                                                            (54,860)             20,722
     Interest income                                                                    12,866               5,180
                                                                            ------------------  ------------------

              Total other income (expense)                                            (252,100)           (269,451)
                                                                            ------------------  ------------------

              Net income before provision for income
                  tax benefit                                                        1,146,596           1,033,194
                                                                            ------------------  ------------------

              Provision for income tax benefit (Note 9)                                558,000             405,000
                                                                            ------------------  ------------------

              Net income                                                    $        1,704,596  $        1,438,194
                                                                            ==================  ==================

Basic earnings per share                                                    $             0.12  $             0.13
                                                                            ==================  ==================

Shares used in the calculation of basic
     earnings per share                                                             14,771,112          11,267,493
                                                                            ==================  ==================

Diluted earnings per share                                                  $             0.11  $             0.12
                                                                            ==================  ==================

Shares used in the calculation of diluted
     earnings per share                                                             15,772,214          11,887,205
                                                                            ==================  ==================





                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                        STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                        COMMON STOCK                                    TOTAL
                                             ---------------------------------      ACCUMULATED      STOCKHOLDERS'
                                                  SHARES            AMOUNT           DEFICIT           EQUITY
                                             ----------------  ---------------   ---------------  ----------------

Balance, January 1, 2003                            8,138,305  $    12,630,604   $   (15,247,853) $     (2,617,249)

Conversion of principal and interest
   to common stock (Note 6)                         6,216,216        1,150,000                           1,150,000

Conversion of principal and interest
   to common stock (Note 5)                            31,074           33,250                              33,250

Exercise of non-qualified stock
   options (Note 8)                                    18,334           22,334                              22,334

Net income                                                                             1,438,194         1,438,194
                                             ----------------  ---------------   ---------------  ----------------

Balance, December 31, 2003                         14,403,929       13,836,188       (13,809,659)           26,529

Conversion of principal and interest
   to common stock (Note 5)                           576,322          616,665                             616,665

Exercise of non-qualified stock
   options (Note 8)                                    53,334           49,467                              49,467

Net income                                                                             1,704,596         1,704,596
                                             ----------------  ---------------   ---------------  ----------------

Balance, December  31, 2004                        15,033,585  $    14,502,320   $   (12,105,063) $      2,397,257
                                             ================  ===============   ===============  ================




                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                   2004                2003
                                                                            ------------------  ------------------
Cash flows from operating activities:
   Net income                                                               $        1,704,596  $        1,438,194
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                                 116,186              53,000
         Non-cash payment of interest                                                   35,869               6,791
         Loss on disposition of equipment                                                1,499
         Net changes in operating assets and liabilities:
           Accounts receivable                                                        (318,399)           (633,932)
           Inventories                                                                 (98,971)             47,551
           Prepaid expenses and other current
              assets                                                                    25,260            (123,906)
           Deferred tax asset                                                         (529,000)           (449,000)
           Net increase in other assets                                               (108,482)           (109,495)
           Accounts payable                                                            (51,372)            (67,435)
           Accrued liabilities                                                         171,298             (83,514)
           Deferred extended warranty revenue                                          236,829             289,255
           Customer deposits                                                            25,053            (141,855)
           Income taxes payable                                                        (93,426)             32,650
                                                                            ------------------  ------------------

              Net cash provided by operating activities                              1,116,940             258,304
                                                                            ------------------  ------------------

Cash flows from investing activities:
   Acquisition of furniture and equipment                                              (23,515)            (25,360)
   Proceeds from disposition of equipment                                                  890
   Increase in restricted cash                                                                            (150,000)
                                                                            ------------------  ------------------

              Net cash used in investing activities                                    (22,625)           (175,360)
                                                                            ------------------  ------------------

Cash flows from financing activities:
   Repayment of notes payable to related
     parties, net                                                                     (200,979)           (562,311)
   Principal payments on notes payable                                                 (19,015)             (4,167)
   Advances to related parties                                                      (1,055,512)
   (Repayments of) proceeds from borrowings under
     line of credit, net                                                              (150,000)            150,000
   Proceeds from notes payable, other                                                1,000,000           1,200,000
   Proceeds from sale of stock                                                          49,467              22,334
                                                                            ------------------  ------------------

              Net cash (used in) provided by financing
                activities                                                            (376,039)            805,856
                                                                            ------------------  ------------------

Net increase in cash and cash equivalents                                              718,276             888,800

Cash and cash equivalents, beginning of the year                                     1,272,034             383,234
                                                                            ------------------  ------------------

Cash and cash equivalents, end of the year                                  $        1,990,310  $        1,272,034
                                                                            ==================  ==================

                                   (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS
                                   (Continued)
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                    2004                2003
                                                                            ------------------  ------------------

Supplemental schedule of non cash financing activities:
   Conversion of related party notes payable to
     common stock                                                                               $        1,150,000
   Repayment of notes payable with common stock                             $          580,796  $           26,458
   Payment of interest with common stock                                    $           35,869  $            6,792
   Addition to (reduction in) aggregate debt payable
     to significant shareholders in exchange for
     inventory and other noncash transactions, net                          $           (4,150) $            6,689
   Assets acquired with borrowed funds                                      $           41,261

Supplemental schedule of cash flow information:
   Cash paid for taxes                                                      $           70,345  $           10,500
   Cash paid for interest                                                   $           63,833  $            9,545





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

         Use of Estimates
         ----------------

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         -------------------------

         For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

         At December 31, 2004, the Company had deposits with carrying amounts of $1,990,185 and bank balances of $2,254,617. Federally insured balances totaled $200,000 and uninsured balances totaled $2,054,617 at December 31, 2004.

         Concentrations of Credit Risk and Export Sales
         ----------------------------------------------

         Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer comprised 10% or more of net sales, during the years ended December 31, 2004 or 2003.

         Revenues from sales to customers located outside of the United States accounted for approximately 12% and 9% of net sales during the years ended December 31, 2004 and 2003, respectively.

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

         Revenue Recognition and Warranties
         ----------------------------------

         The Company derives revenue primarily from the sale, installation and training services of its products. In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectibility is reasonably assured, contractual obligations have been satisfied, and title and risk have been transferred to the customer. The Company generally recognizes revenue from installation and training services when such services are performed. The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

         Customers may purchase extended warranty coverage for additional one or two year periods. Revenues from the sale of these extended warranties are deferred and recognized in net sales on a straight-line basis over the term of the extended warranty contract.

         Shipping and Handling Costs
         ---------------------------

         Shipping and handling costs are included with cost of sales.

         Advertising Costs
         -----------------

         Advertising expenditures totaled approximately $82,413 and $50,864, for the years ended December 31, 2004 and 2003, respectively.

         Income Taxes
         ------------

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Fair Value of Financial Instruments
         -----------------------------------

         At December 31, 2004 and 2003, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. With the exception of borrowings, the fair value of these financial instruments approximated their carrying value because of the short-term nature of these instruments. The fair value of the Company's borrowings approximated their carrying value based upon management's review of market prices for financial instruments with similar characteristics.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock Based Compensation (Continued)
         ------------------------

         Pro forma disclosures of stock-based employee compensation expense disclosures are as follows:

                                                                                    Year Ended December 31,
                                                                            --------------------------------------
                                                                                   2004                2003
                                                                            ------------------  ------------------

         Net income as reported                                             $        1,704,596  $        1,438,194
         Deduct: total stock-based employee
              compensation expense determined
              under fair value based method for
              all awards, net of related tax effect                                     (8,666)            (40,445)
                                                                            ------------------  ------------------

         Pro forma net income                                               $        1,695,930  $        1,397,749
                                                                            ==================  ==================

         Basic earnings per share - as reported                             $             0.12  $             0.13
                                                                            ==================  ==================

         Basic earnings per share - pro forma                               $             0.11  $             0.12
                                                                            ==================  ==================

         Diluted earnings per share - as reported                           $             0.11  $             0.12
                                                                            ==================  ==================

         Diluted earnings per share - pro forma                             $             0.11  $             0.12
                                                                            ==================  ==================

         Impact of New Financial Accounting Standards
         --------------------------------------------

         Stock-Based Compensation

         In December 2004 the FASB issued Statement Number 123 (revised 2004) (FAS 23 (R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 23 (R) on a modified prospective
         method.   Under  this  method,   the  Company  is  required  to  record
         compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. For companies filing under Regulation S-B, FAS 123
         (R) is effective the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No 123 (R) beginning in the quarter ending March 31, 2006. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventory Costs
         ---------------

         In November 2004, the FASB issued SFAS No. 151,  Inventory  Costs (SFAS
         151). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. Further, SFAS 151 requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS 151 is effective for inventory costs incurred beginning in 2006. The Company is currently evaluating the effect of SFAS 151 on the financial statements and related disclosures.

         Reclassifications
         -----------------

         Certain accounts have been reclassified to conform to the current year's presentation.

2.       INVENTORIES

         Inventories consist of the following as of December 31, 2004 and 2003:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Raw materials                                                      $          315,367  $          230,880
         Work-in-process                                                               119,634              59,145
         Finished goods                                                                 80,390             126,395
                                                                            ------------------  ------------------

                                                                            $          515,391  $          416,420
                                                                            ==================  ==================

3.       FURNITURE AND EQUIPMENT

         Furniture and equipment consist of the following as of December 31, 2004 and 2003:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Research and manufacturing equipment                               $          148,941  $          679,506
         Office furniture and equipment                                                235,603             657,847
         Demonstration equipment                                                        19,368             197,104
                                                                            ------------------  ------------------

                                                                                       403,912           1,534,457
         Less accumulated depreciation
              and amortization                                                        (253,425)         (1,383,545)
                                                                            ------------------  ------------------

                                                                            $          150,487  $          150,912
                                                                            ==================  ==================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


4.       ACCRUED LIABILITIES AND PRODUCT WARRANTY

         Accrued liabilities consist of the following as of December 31, 2004 and 2003:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Accrued compensation                                               $          565,176  $          555,817
         Accrued warranty expenses                                                     505,851             438,450
         Other accrued liabilities                                                     487,834             393,296
                                                                            ------------------  ------------------

                                                                            $        1,558,861  $        1,387,563
                                                                            ==================  ==================

         Product Warranty and Deferred Warranty Revenue
         ----------------------------------------------

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

         Product warranty reserve changes consist of the following as of December 31, 2004 and 2003:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Warranty balance at beginning of the year                          $          438,450  $          370,680
         Net provisions                                                                236,901             272,770
         Warranty costs incurred                                                      (169,500)           (205,000)
                                                                            ------------------  -------------------

                                                                            $          505,851  $          438,450
                                                                            ==================  ==================

         In addition to the Company's one-year warranty, the Company offers an extended warranty for an additional charge to the customer. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to two years. At December 31, 2004 and 2003, deferred extended warranty revenue was $793,972 and $557,143, respectively.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


5.       NOTES PAYABLE

         Notes payable consist of the following at December 31, 2004 and 2003:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Laurus Master Fund Ltd. #1                                         $          579,662  $        1,173,250
         Laurus Master Fund Ltd. #2                                                  1,000,000
         Other                                                                          35,038
                                                                            ------------------  ------------------

                                                                                     1,614,700           1,173,250

         Less:  current portion                                                        776,338             409,613
                                                                            ------------------  ------------------

         Long-term portion                                                  $          838,362  $          763,637
                                                                            ==================  ==================

         Maturities of notes payable are as follows:

                          Year Ending
                         December 31,
                  ---------------------------
                             2005                                                       $          776,338
                             2006                                                                  701,252
                             2007                                                                  132,416
                             2008                                                                    4,694
                                                                                        ------------------

                                                                                        $        1,614,700
                                                                                        ==================

         Laurus Master Fund Ltd. #1
         --------------------------

         On September 25, 2003, the Company entered into a convertible term note and securities purchase agreement with Laurus Master Fund, Ltd. #1 ("Laurus 1"). Pursuant to the agreements, the Company sold to Laurus 1, a secured convertible term note in the principal amount of $1,200,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due September 25, 2006, convertible into shares of its common stock at a conversion price of $1.07 per share. Under certain circumstances, both the Company and Laurus 1 may exercise their right to convert all or a portion of the outstanding principal and interest into shares of common stock. Loan costs of $118,718 have been capitalized and are being amortized over the three-year life of the note. The Company granted to Laurus 1 a subordinated second priority security interest in its assets to secure the obligations under the note. Additionally, the Company issued a warrant to Laurus 1 to purchase 375,000 shares of its common stock at exercise prices ranging between $1.23 and $1.61 per share (Note 8).

         In 2003, the Company opted to pay $26,458 of principal and $6,792 of interest in 31,074 shares of common stock. In 2004, the Company opted to pay $580,796 of principal and $35,869 of interest in 576,322 shares of common stock.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


5.       NOTES PAYABLE (Continued)

         Laurus Master Fund Ltd. #2
         --------------------------

         On April 27, 2004, the Company entered into a convertible term note and securities purchase agreement with Laurus Master Fund, Ltd. #2 ("Laurus 2"). Pursuant to these agreements, the Company sold to Laurus 2, a secured convertible term note in the principal amount of $1,000,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due April 27, 2007, convertible into shares of its common stock at a conversion price of $1.22 per share. Under certain circumstances, both the Company and Laurus 2 may exercise their right to convert all or a portion of the outstanding principal and interest into shares of common stock. Loan costs of $70,980 have been capitalized and are being amortized over the three-year life of the note. The Company granted to Laurus 2 a subordinated second priority security interest in its assets to secure the obligations under the note. Additionally, the Company issued a warrant to Laurus 2 to purchase 313,000 shares of its common stock at exercise prices ranging between $1.40 and $1.83 per share (Note 8).

6.       RELATED PARTY TRANSACTIONS

         MediVision
         ----------

         During the period of August 2000 through July 1, 2001, the Company executed several promissory notes in favor of MediVision Medical Imaging LTD. ("MediVision"), an Israeli corporation and majority shareholder in the Company. The "Short-Term Note" had a maximum principal balance of $260,000 available, while the "Working Capital Funding Agreement and Amendment No.1" to this agreement provided additional funding of $2,500,000. Both the Note and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of the Company's assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of the Company's common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note.

         In May 2003, the Company and MediVision entered in Amendment No. 2 to the Working Capital Funding Agreement and the Short Term Note whereby the repayment terms on the debt were extended on all principal and interest due until January 1, 2005. As of December 31, 2004, the Company has paid the debt owing MediVision by way of cash payments and noncash intercompany revenue and expense transactions.

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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.       RELATED PARTY TRANSACTIONS (Continued)

         MediVision (Continued)
         ----------

         In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company guaranteed certain obligations of MediVision by issuing a security interest in the Company's assets (Note 10). The amount guaranteed by the Company, as of December 31, 2004 was approximately $447,000.

         In March 2004, the Company's Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005, the Company's Board of Directors approved an additional loan advance of $150,000 for a 30 day term. In March 2005, these agreements were superseded by a loan and security agreement entered into between the parties (see Note 11).

         At December 31, 2004, the Company had recorded approximately $1,056,000 of receivable due from MediVision as compared to $200,979 in aggregate debt and accrued interest owed to MediVision as of December 31, 2003. The changes are the result of cash payments and the net effect of other intercompany revenue and expense transactions.

         Sales to MediVision during the fiscal years ended December 31, 2004 and 2003 totaled approximately $744,000 and $482,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of the Company's products.

         During the year ended December 31, 2004 and 2003, the Company paid $687,100 and $263,200 to MediVision for research and development performed on behalf of the Company.

         MediStrategy Ltd.
         -----------------

         The Company has a service agreement with MediStrategy Ltd. ("MS"), an Israeli company owned by Noam Allon, a Director of the Company, serving on the Board until December 2004. Under the terms of the agreement, MS provides services to the Company primarily in the business development field in ophthalmology, including business cooperation, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


6.       RELATED PARTY TRANSACTIONS (Continued)

         MediStrategy Ltd. (Continued)
         -----------------

         In consideration for the services  provided,  the Company agreed to pay
         MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company's Chairman of the Board. During the year ended December 31, 2004, MS earned fees in the amount of $39,600 and a bonus subject to approval, which has not yet been finalized. $19,800 of the fees has been paid with the balance being accrued as of December 31, 2004. During the year ended December 31, 2003, MS earned fees of $39,600 and a bonus of $10,000, all of which were accrued at December 31, 2003 and paid in 2004.

7.       LINE OF CREDIT

         In May 2003, the Company entered into a $150,000 line of credit agreement with its bank. The line is secured by a pledged investment with the bank equal to the amount of the line of credit. Advances on the line bear interest at prime (5.25% at December 31, 2004 and 4% at December 31, 2003) with interest due monthly. The line matures on September 10, 2008.

8.       STOCKHOLDERS' EQUITY

         Stock Option Plans
         ------------------

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

         The Company has five stock-based compensation plans and Individual Stock Option Agreements. Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant. A summary of the Company's plans as of December 31, 2004 is presented below:

                                         Options                                         Range of       Available
                                       Authorized          Plan           Options        Exercise      for Future
              Plan Name                 Per Plan        Expiration      Outstanding       Prices         Grants
-------------------------------------  -----------  ------------------  -------------   ----------     -----------

         1992 Option Plan                  150,000     December 2002         36,500    $0.48 - $4.25
         1995 Nonstatutory Plan          1,035,000     November 2005         75,000    $0.48 - $0.50       920,000
         1997 Nonstatutory Plan          1,000,000      October 2002         60,000    $0.63 - $1.38
         Individual Stock Option
           Agreements                      126,360     November 1998        105,300        $0.63
         2000 Option Plan                1,500,000    September 2010      1,383,333        $0.41            89,999
         2003 Option Plan                  750,000      October 2013        659,000        $0.68            91,000
                                                                        -----------                    -----------

                                                                          2,319,133                      1,100,999
                                                                        ===========                    ===========

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                   Options              Price
                                                                             ------------------   ----------------

         Balance, January 1, 2003                                                     1,715,952   $          0.46
                                                                             ------------------

              Options granted                                                           650,000   $          0.41
              Options canceled                                                         (576,666)  $          0.41
              Options exercised                                                         (18,334)  $          0.47
                                                                             ------------------

         Balance December 31, 2003                                                    1,770,952   $          0.46
                                                                             ------------------

              Options granted                                                           684,000   $          0.67
              Options canceled                                                          (26,666)  $          0.41
              Options lapsed                                                            (55,819)  $          0.94
              Options exercised                                                         (53,334)  $          0.48
                                                                             ------------------

         Balance December 31, 2004                                                    2,319,133   $          0.51
                                                                             ==================

         The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 were $.67 and $.41, respectively.

         The following table summarizes information about the stock options outstanding at December 31, 2004:

                                                    Options Outstanding                   Options Exercisable
                                        -------------------------------------------  ------------------------------
                                                         Weighted
                                                          Average       Weighted-                      Weighted-
                                                         Remaining       Average                        Average
                  Range of                              Contractual     Exercise                       Exercise
               Exercise Prices            Number           Life           Price          Number          Price
         -------------------------     -------------  -------------   -------------  -------------  --------------

         $    .31   -   $  1.37            2,292,633      8.3 years   $        0.50      1,525,300  $         0.43
         $   1.38   -   $  3.00               25,000      1.8 years   $        1.38         25,000  $         1.38
         $   3.01   -   $  4.50                1,500      1.7 years   $        4.25          1,500  $         4.25
                                       -------------                                 -------------

                                           2,319,133                                     1,551,800
                                       =============                                 =============

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


8.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         ------------------

         Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 91% to 95% for the years ended December 31, 2004 and 2003, risk-free interest rate of 4.04% and 3.98%; respectively, and a weighted-average expected life of 10 years.

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

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Pro forma net income                                               $        1,695,930  $        1,397,749
                                                                            ==================  ==================

         Pro forma basic and diluted net income per share                   $             0.11  $             0.12
                                                                            ==================  ==================

         Warrants
         --------

         The Company issued a warrant in September 2003 pursuant to the issuance of a note payable (Note 5). The warrant permits the holder to purchase up to 375,000 shares of common stock at a price of $1.23 per share for the first 100,000 shares; $1.39 per share for the next 125,000 shares and $1.61 per share for the remaining 150,000 shares. The warrant is exercisable through September 26, 2010.

         The Company issued a warrant in April 2004 pursuant to the issuance of a note payable (Note 5). The warrant permits the holder to purchase up to 313,000 shares of common stock at a price of $1.40 per share for the first 83,000 shares; $1.59 per share for the next 105,000 shares and $1.83 per share for the remaining 125,000 shares. The warrant is exercisable through April 27, 2009.

9.       INCOME TAXES

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


         The income tax (benefit) expense for the years ended December 31, 2004 and 2003 consisted of the following:

                                                              Federal              State               Total
                                                          ----------------    ----------------   -----------------

            2004
           ------

         Current                                          $        (22,000)   $         (7,000)  $         (29,000)
         Deferred                                                  376,000              88,000             464,000
         Change in valuation allowance                            (890,000)           (103,000)           (993,000)
                                                          ----------------    ----------------   -----------------

                      Total income tax (benefit)          $       (536,000)   $        (22,000)  $        (558,000)
                                                          ================    ================   =================

            2003
           ------

         Current                                          $         22,000    $         22,000   $          44,000
         Deferred                                                 (109,000)            (21,000)           (130,000)
         Change in valuation allowance                            (219,000)           (100,000)           (319,000)
                                                          ----------------    ----------------   -----------------

                      Total income tax (benefit)          $       (306,000)   $        (99,000)  $        (405,000)
                                                          ================    ================   =================

         The Company's effective tax rate for the years ended December 31, 2004 and 2003 was (49)% and (39)%. The reconciliation of the statutory rate to the effective rate is as follows:

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Statutory rate                                                                 34 %                34 %

         State income taxes, net of Federal benefit                                      6                   6
         Other                                                                         (11)                (29)
         Utilization of net operating losses                                           (32)                (19)
         Change in valuation allowance                                                 (46)                (31)
                                                                            ------------------  ------------------

                  Total                                                                (49)%               (39)%
                                                                            ================    ================

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


9.       INCOME TAXES (Continued)

         The significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                                         December 31,
                                                                            --------------------------------------

                                                                                   2004                2003
                                                                            ------------------  ------------------

         Deferred tax assets:
              Net operating loss carryforwards                              $        1,481,000  $        1,850,000
              Inventory reserves                                                       962,000           1,119,000
              Payroll related accruals                                                 143,000             171,000
              Warranty accrual                                                         217,000             188,000
              Sales and accounts receivable reserves                                   165,000             186,000
              Uniform capitalization                                                    70,000              77,000
              Deferred revenue                                                         340,000             239,000
              R&D credit carryover                                                     175,000             175,000
                                                                            ------------------  ------------------

                      Total deferred tax assets                                      3,553,000           4,005,000

         Valuation allowance                                                        (2,504,000)         (3,497,000)
                                                                            ------------------  ------------------

                      Net deferred tax assets                                        1,049,000             508,000

         Deferred tax liabilities:
              Depreciation                                                             (20,000)             (8,000)
                                                                            ------------------  ------------------

                      Net deferred tax assets                               $        1,029,000  $          500,000
                                                                            ==================  ==================

         At December 31, 2004 and 2003, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company's limited history of profitable operations, management has recorded a valuation allowance of $2,504,000 and $3,497,000 at December 31, 2004 and 2003,
         respectively. The amount of the valuation allowance will be adjusted in the future when management determines that it is more likely than not the deferred assets will be realized.

         The Company has at December 31, 2004, a net operating loss carryover of approximately $4,531,200 for Federal income tax purposes which expires between 2007 and 2020, and a net operating loss carryforward of approximately $1,305,700 for California state income tax purposes which expires through 2010. The State of California has suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately $174,900 will begin to expire in 2007. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


10.      COMMITMENTS AND CONTINGENCIES

         Security Interest
         -----------------

         In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd. and Bank Leumi (the "banks"), as security for amounts borrowed by MediVision from the banks and advanced to the Company under the note agreements (Note 6).

         Equity Line of Credit
         ---------------------

         On December 28, 2004, the Company entered into an investment agreement with Dutchess Private Equities Fund II, LP (Dutchess) providing for an equity line of credit. Pursuant to the investment agreement, Dutchess has agreed to provide the Company with up to $9,000,000 of funding during the thirty month period beginning on the date that a registration statement the Company agreed to file providing for the resale of the shares of common stock issuable under the investment agreement is declared effective by the Securities and Exchange Commission. During this thirty month period, the Company may request a drawdown under the investment agreement by selling shares of its common stock to Dutchess, and Dutchess will be obligated to purchase the shares. The Company is under no obligation to request any drawdowns under the investment agreement.

         The amount that the Company can request in any drawdown notice is, at the Company's election, the greater of (A) up to 200% of the average daily volume of the Company's common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the common stock immediately preceding the date of the drawdown notice or (B) $100,000; provided that the Company may not request more than $1,000,000 in any single drawdown.

         Operating Leases
         ----------------

         The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in June 2007. The lease agreement provides for minimum lease payments of approximately $105,864 for the years ended December 31, 2005 and 2006, respectively and $53,532 for the year ended December 31, 2007. The Company also leases a sales office under a month-to-month lease requiring a minimum lease payment of approximately $300 per month.

         Rental expense charged to operations for all operating leases was approximately $96,000 and $104,000, respectively during the years ended December 31, 2004 and 2003.

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)




11.      SUBSEQUENT EVENT

         On March 2, 2005, the Company and MediVision entered into a Loan and Security Agreement evidenced by and payable in accordance with the note executed by MediVision whereby the Company agreed to loan MediVision up to two million dollars ($2,000,000). Under the terms of the agreement, interest accrues at 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note is secured by 2,409,000 shares of the Company's stock owned by MediVision. In the event that MediVision were to sell any stock it owns in the Company during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to pay down the amount owed to the Company.

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


ITEM 8B. Other Information

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     (a)  Directors and Executive Officers

          The following is a list of the nams and ages of the Company's directors and executive officers:

Name                                  Age               Position
------------------------------------------------------------------------------------------------------------------------
Gil Allon                             43                Chief Executive Officer and Director
Ariel Shenhar                         39                Chief Financial Officer, Vice President, Secretary, and Director
Yigal Berman                          56                Director, Chairman of the Board
Alon Harris, Ph.D.                    45                Director
Michael Benoff                        50                Director


     Gil Allon has served as a member of the Company's Board of Directors since August 2000 and has served as the Company's Chief Executive Officer since January 2002. Mr. Allon has acted in the capacity of the Company's Chief Executive Officer since August 2000. Mr. Allon is also a member of the Compensation, Option and Nomination Committees of the Company's Board of
Directors. Mr. Allon has also served as the Vice President, Chief Operating Officer and a member of the Board of Directors of MediVision since MediVision's inception in June 1993 until December 2004. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

     Ariel Shenhar has served as a member of the Company's Board of Directors since August 2000, has served as the Company's Vice President and Chief
Financial Officer since July 2002 and has served as the Company's Secretary since August 2002. Mr. Shenhar has also served as a member of the Board of Directors of MediVision from August 1994 until December 2004 and as its Vice President and Chief Financial Officer since January 1997. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli public company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski &Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. Mr. Shenhar received his B.A. in Economics and Accounting in June 1992 and his M.B.A. in Finance, with distinction, in June 1999 both from the Hebrew University in Jerusalem, Israel, and has been a Certified Public Accountant since January 1997.

     Yigal Berman has served as a member of the Company's Board of Directors since December 2004. Mr. Berman was appointed as Chairman of the Board of Directors in January 2005 as well as Chairman of each of the Audit, Compensation, Option and Nomination Committees of the Company's Board of Directors. Yigal Berman has also served as a member of the Board of Directors of MediVision from July 1996 until December 2004. In addition, since 1991, Mr. Berman has served as Vice President of Finance and Secretary of Intergamma Investment Ltd. Since 1989, Mr. Berman has served as a member of the Board of Directors of Delta Trading, the majority shareholder of MediVision. Mr. Berman received his B.A. in Economics and his M.B.A. in Business Management from the Tel Aviv University in Israel in April 1974 and December 1976 respectively.

     Alon Harris has served as a member of the Company's Board of Directors since November 2001. Professor Harris also served as a member of the Audit Committee of the Company's Board of Directors until December 2004. Professor Harris has been Director of the Glaucoma Research and Diagnostic Laboratories (the "Laboratory") in the Department of Ophthalmology at the Indiana University School of Medicine ("Indiana") since 1993. The Laboratory, founded by Professor Harris, specializes in investigation of ocular blood flow and its relationship to eye diseases such as glaucoma, age-related macular degeneration and diabetic retinopathy. He has been the Letzter Chair of Ophthalmology at Indiana since 2000 and has been a Professor of Ophthalmology and Physiology and Biophysics at Indiana since 1999. Professor Harris is the 1995 recipient of the Research to Prevent Blindness International Scholar Award and holds the Letzter Endowed Chair of Ophthalmology.

     Michael Benoff has served as a member of the Company's Board of Directors since June 2004. Mr. Benoff was also appointed to the Audit, Compensation and Option Committees of the Company's Board of Directors during 2004. Mr. Benoff has been a private investor since 1999. From 1987 until 1999, he served in several senior financial management positions, most recently as Executive Vice President and Chief Financial Officer of the Money Store Inc. Prior to this he held the position of Vice President of Investment Banking at Matthew & Wright, Inc. Mr. Benoff graduated from Princeton University, magna cum laude, with a Bachelor of Arts in politics. He was also a member of the Phi Beta Kappa Society.

     (b)  Audit Committee Financial Expert

     The Company's Board of Directors has determined that Yigal Berman, the Chairman of the Audit Committee, qualifies as an independent financial expert serving on its audit committee. This qualification is based upon his experience, more fully described above in his biography.

     (c)  Section 16 (a) Compliance

     Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

     The Company believes that during the year ended December 31, 2004, its acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements, except that Noam Allon, Gil Allon, Ariel Shenhar, Jonathan Adereth, Michael Benoff and Alon Harris were late in filing reports concerning the grant to them of options to purchase 40,000, 90,000, 75,000, 40,000, 40,000 and 20,000 shares of the
Company's common stock, respectively, and Yigal Berman was late in filing reports concerning his initial statement of beneficial ownership of securities in the Company.

     (d)  Code of Ethics

          (i) The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. The Company's Code of Ethics is attached to this Form 10-KSB as Exhibit 14. The Company will provide to any person upon request, without charge, a copy of the Code of Ethics. Such request is to be submitted in writing to the Company at: Ophthalmic Imaging Systems, Attention: Ariel Shenhar, 221 Lathrop Way, Suite I, Sacramento, Ca. 95815

ITEM 10.  EXECUTIVE COMPENSATION

     (a)  Summary Executive Compensation Table


                           SUMMARY COMPENSATION TABLE

        NAME AND PRINCIPAL                 FISCAL                                         OTHER ANNUAL
             POSITION                       YEAR       SALARY ($)       BONUS ($)        COMPENSATION($)
             --------                       ----       ----------       ---------        ---------------
  Gil Allon                                 2004       $137,754        $70,000(1)         $42,969(2)
     Chief Executive Officer                2003        132,000         53,755(3)          34,860(4)
                                            2002        122,769         39,892(5)          36,126(6)

  Ariel Shenhar                             2004       $120,000        $34,325(7)         $42,504(8)
      Vice-President, Chief Financial       2003        115,500         38,000              8,737(9)
      Officer                               2002         48,231(10)     38,000(11)          5,528(12)



(1) Represents bonus accrued in the financial statements as of December 31, 2004 and to be paid in 2005.
(2) Represents $24,000 in housing expenses, $10,000 in tuition expenses for children and approximately $8,969 in automobile expenses for Mr. Allon paid by the Company
(3) $44,921 of the bonus was paid by the Company to Mr. Allon in 2003. The balance of $8,834 was accrued in the financial statements and paid in 2004
(4) Represents $26,123 in housing expenses paid by MediVision and charged to the Company and approximately $8,737 in automobile expenses for Mr. Allon paid by the Company.
(5) $10,000 of this amount was paid by the Company to Mr. Allon in 2002 and the balance was paid in 2003.
(6) Represents $25,800 in housing expenses paid by MediVision and charged to the Company and approximately $10,326 in automobile expenses for Mr. Allon paid by the Company.
(7) Represents bonus accrued in the financial statements as of December 31, 2004, and to be paid in 2005, of which $14,325 of the amount to be paid by the Company was charged to MediVision.
(8) Represents $24,000 in housing expenses, $10,000 in tuition expenses for children and approximately $8,504 in automobile expenses for Mr. Shenhar paid by the Company
(9) Represents approximately $8,737 in automobile expenses for Mr. Shenhar paid by the Company.
(10) Represents salary from July 22, 2002 through December 31, 2002
(11) Represents bonus accrued in the financial statements and paid in 2003.
(12) Represents approximately $5,528 in automobile expenses for Mr. Shenhar paid by the Company.

     (b)  Summary Option Grants

          DURING THE YEAR ENDED DECEMBER 31, 2004, THE FOLLOWING OPTIONS WERE GRANTED TO NAMED EXECUTIVE OFFICERS:

          OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                % of total
                                  Number of      Options/
                                  Securities   SARs Granted
                                  Underlying   to Employees
                                 Options/SARs    in Fiscal       Exercise or Base
             Name                 Granted (#)       Year          Price ($/Share)         Expiration Date
-------------------------------- ------------- -------------- ----------------------- ----------------------
Gil Allon                           90,000          13%               $0.68             October 24, 2014
   Chief Executive Officer

Ariel Shenhar
   Vice President, Chief            75,000          11%               $0.68             October 24, 2014
   Financial Officer


     (c)  Aggregated Option Exercises and Fiscal Year End Values



             OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

                                                               Number of Securities
                                                                    Underlying        Value of Unexercised
                                                                   Unexercised            In-the-Money
                                                                 Options/SARs at         Options/SARs at
                                    Shares         Value            FY-End (#)             FY-End ($)
                                 Acquired on     Realized          Exercisable/           Exercisable/
             Name                Exercise (#)       ($)           Unexercisable           Unexercisable
-------------------------------- ------------- -------------- ----------------------- ----------------------
Gil Allon                             --            --        323,334/126,666(1)(2)      $224,393/63,156
   Chief Executive Officer

Ariel Shenhar
   Vice President, Chief              --            --        183,333/91,667 (3)         $127,233/42,992
   Financial Officer


All options had a market value of $1.10 per share at December 31, 2004.

(1) The exercise price on all shares exercisable was $0.406 per share. The exercise price on 36,666 and 90,000 unexercisable shares was $.406 and $0.681, respectively.
(2) Includes 26,667 shares exercisable and 13,333 shares unexercisable by indirect ownership through spouse.
(3) The exercise price on all shares exercisable was $0.406 per share. The exercise price on 16,667 and 75,000 unexercisable shares was $.406 and $0.681, respectively.

(d)  Compensation of Directors

     The Company has entered into an employment agreement with Mr. Allon, dated December 1, 2001, for his services as Chief Executive Officer, for a term of approximately one year, which agreement may be renewed for successive one year intervals upon mutual agreement of the parties. Under the terms of the agreement, revised in May 2004, Mr. Allon is to receive an annual salary of $140,000 effective April 1, 2004 and a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals. During 2004, the Board approved a housing subsidy payment of $2,000 per month and payments of $10,000 per year for tuition expenses for his children. Mr. Allon will also be eligible to participate in the Company's health and welfare insurance plans and is provided an automobile for business use. The agreement between the parties was renewed on December 15, 2002, but was revised to provide for an indefinite term. The agreement also stipulates that either party may terminate the agreement with six months advance notice.

     The Company also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, for a term of approximately one year, commencing on July 22, 2002, and expiring on June 30, 2003. Under the terms of the agreement, revised in December 2003 to provide for an indefinite term, Mr. Shenhar's salary was increased from $114,000 to $120,000 annually effective October 1, 2003, and he is to receive a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals. During 2004, the Board approved a housing subsidy payment of $2,000 per month and payments of $10,000 per year for tuition expenses for his children. Mr. Shenhar will also be eligible to participate in the Company's health and welfare insurance plans and is provided an automobile for business use. The agreement also stipulates that either party may terminate the agreement with six months advance notice.

     In addition, Jonathan Adereth received $36,000 for his services as Chairman of the Board and an additional $3,500 for meetings attended in 2004. Mr. Adereth was also granted a stock option to purchase 40,000 shares at an exercise price of $0.68 per share in October 2004.

     Pursuant to a letter agreement executed on October 24, 2001, between Dr. Harris and the Company, and as subsequently modified by the parties, the Company agreed to the following in connection with his service as a director: (i) to grant to Dr. Harris options to purchase up to 20,000 shares of the Company's Common Stock, at a per share exercise price not less that fair market value on the date of the grant, (ii) to pay to Dr. Harris, in four equal quarterly installments, an annual retainer in the aggregate amount of $4,000, (iii) to pay to Dr. Harris a per meeting fee of $500 for attending non-telephonic meetings of the Board, (iv) to pay to Dr. Harris an hourly fee of $100 for attending telephonic meetings of the Board, and (v) to reimburse Dr. Harris for reasonable expenses incurred in connection with his services as a director. Dr. Harris's agreement was revised in September 2002 to provide for a quarterly payment of $1,500 for his services as a director, eliminating the payments to him for his individual attendance at telephonic and non-telephonic meetings of the Board. For his services as a director during the year, Dr. Harris earned approximately $6,000, of which approximately $3,000 remained accrued but unpaid as of December 31, 2004. The above referenced options were granted in January 2002 at a per share exercise price of $.10, which price exceeded the closing price of the Company's common stock on the date of grant. Dr. Harris was also granted a stock option to purchase 20,000 shares at an exercise price of $0.68 per share in October 2004.

         Pursuant to a letter agreement executed on June 25, 2004 between Mr. Benoff and the Company agreed to the following in connection with his service as a director: (i) to grant Mr. Benoff options to purchase up to 40,000 shares of the Company's Common Stock, at a per share price not less than fair market value on the date of the grant, (ii) to pay Mr. Benoff, in four equal quarterly installments, an annual retainer in the aggregate amount of $6,000 for attendance at up to 2 Board meetings per quarter,

(iii) to pay to Mr.  Benoff a fee of $100 per hour,  not to exceed $500 per day, for attendance at meetings in excess of 2 Board meetings per quarter and reimbursement for related expenses. For his services as a director during the year, Mr. Benoff earned approximately $3,600 of which approximately $1,500 remained accrued but unpaid as of December 31, 2004. . The above referenced options were granted by the Board in October 2004 at a per share exercise price of $0.68.

     No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, no director has been paid any compensation by the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 18, 2005, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is 221 Lathrop Way, Suite I, Sacramento, Ca. 95815


             Name and Address of                        Amount and Nature of
               Beneficial Owner                           Beneficial Owner                    Percent of Class
               ----------------                           ----------------                    ----------------
MediVision Medical Imaging Ltd.                                   11,130,151(1)(2)                74.0%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

Gil Allon                                                            341,667(3)(4)                 2.2%

Ariel Shenhar                                                        191,667(3)                    1.3%

Alon Harris, Ph.D.                                                    20,000(3)                     *

Michael Benoff                                                             0                        *

Yigal Berman                                                               0                        *

Directors and Officers as a group
(total of 5 persons)                                                 553,334(3)                    3.5%

*    Represents less than 1%.

(1)  As indicated in a Schedule 13D filed by MediVision on June 25, 2004.
(2) Includes 2,409,000 shares pledged as security on a $2,000,000 promissory note payable to the Company.
(3) Represents shares subject to stock options exercisable within 60 days from February 18, 2005.
(4) Includes indirect beneficial ownership by spouse of stock options to purchase 33,333 shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with Executive Officers and Directors

     In January 2004, the Company entered into a service agreement, effective January 1, 2003 with MediStrategy Ltd. ("MS"), an Israeli company owned by Noam Allon, a director of the Company until December 2004. Under the terms of the agreement, MS will provide services to the Company primarily in the business development field in ophthalmology including business cooperation, mergers and acquisitions allocating new lines of business and analyzing of such, defining new product lines or business opportunities to be developed. All services provided by MS shall be performed solely by Noam Allon.

     In consideration for the services to be provided, the Company agrees to pay MS a monthly sum of $3,300 paid quarterly. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company's Chairman of the Board. During the year ended December 31, 2004, MS earned fees in the amount of $39,600 and a bonus, which has not been finalized. $19,800 of the fees has been paid with the balance being accrued as of December 31, 2004. During the year ended December 31, 2003, MS earned fees of $39,600 and a bonus of $10,000, all of which were accrued as of 2003 and paid in 2004.

     (b)  Transactions with Security Holders

     As discussed in greater detail in the Business Development section of Item 1 and in Management's Discussion and Analysis or Plan of Operation section of
Item 6 of this annual report, the Company and MediVision entered into a series of transactions which resulted in MediVision owning approximately 74% of the Company's outstanding common stock at fiscal year end 2004.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

   Exhibit                                                                                        Footnote
   Number      Description of Exhibit                                                            Reference
   ------      ----------------------                                                            ---------
3.1            Articles of Incorporation of the Company, as amended.                                 *

3.2            Amendment to Articles of Incorporation (Certificate of Determination of              (4)
               Preferences of Series A Junior Participating Preferred Stock of the Company).

3.3            Amendment to Articles of Incorporation (Certificate of Determination of              (7)
               Preferences of Series B Preferred Stock of the Company).

3.4            Amended Bylaws of the Company.                                                        *

3.5            Amendment to Amended Bylaws of the Company dated January 28, 1998.                   (6)

4.1            Specimen of Stock Certificate.                                                        *

4.2            Securities Purchase Agreement dated September 25, 2003 by and between the            (13)
               Company and Laurus.

4.3            Secured Convertible Term Note dated September 25, 2003 issued to Laurus.             (14)

4.4            Common Stock Purchase Warrant dated September 25, 2003 by and between the            (15)
               Company and Laurus.

4.5            Registration Rights Agreement dated September 25, 2003 by and between the            (16)
               Company and Laurus.

4.6            Security Agreement dated September 25, 2003 by and between the Company and           (17)
               Laurus.

4.7            Securities Purchase Agreement dated April 27, 2004 by and between the Company        (21)
               and Laurus.

4.8            Secured Convertible Term Note dated April 27, 2004 issued to Laurus.                 (22)

4.9            Common Stock Purchase Warrant dated April 27, 2004 by and between the Company        (23)
               and Laurus.

4.10           Registration Rights Agreement dated April 27, 2004 by and between the Company        (24)
               and Laurus.

4.11           Security Agreement dated April 27, 2004 by and between the Company and Laurus.       (25)

10.1           Lease Agreement, dated as of April 21, 2001, between the Company and                 (11)
               Jackson-Jahn, Inc.

10.2           First Amendment to the Lease Agreement dated as of April 21, 2001 between the        (27)
               Company and Jackson-Jahn, Inc.

10.3           Second Amendment to the Lease Agreement dated as of April 21, 2001 between           (27)
               the Company and Jackson-Jahn, Inc.

10.4           Confidentiality Agreement dated March 27, 1992 between the Company and Steven         *
               R. Verdooner.

10.5           Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus            *
               and Method for Topographical Analysis of the Retina to the Company by Steven
               R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel
               5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark
               Office).

10.6           Form of International Distribution Agreement used by the Company and sample           *
               form of End User Software License Agreement.

10.7           Stock Option Plan.                                                                   (1)+

10.8           Rental Agreement dated May 1, 1994 by and between the Company and Robert J.          (2)
               Rossetti.

10.9           The Company's 1995 Nonstatutory Stock Option Plan and sample form of                 (3)+
               Nonstatutory Stock Option Agreement.

10.10          The Company's 1997 Nonstatutory Stock Option Plan and sample form of                 (5)+
               Nonstatutory Stock Option Agreement.

10.11          Form of Indemnification Agreement between the Company and each of its                (6)
               directors, officers and certain key employees.

10.12          Working Capital Funding Agreement dated as of July 13, 2000 by and between           (8)
               MediVision and the Company.

10.13          Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001        (10)
               by and between MediVision and the Company.

10.14          Loan and Security Agreement dated as of July 13, 2000 by and between                 (8)
               MediVision and the Company.

10.15          Registration Rights Agreement dated as of August 2000 by and between                 (8)
               MediVision and the Company.

10.16          Secured Convertible Working Capital Note dated August 2000 from the Company          (8)
               to MediVision in the principal amount of $260,000.

10.17          Secured Promissory Note dated July 21, 2000 from the Company to MediVision in        (8)
               the principal amount of $1,500,000.

10.18          Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and        (10)
               between MediVision and the Company in the principal amount of $1,000,000.

10.19          Cooperation and Project Funding Agreement dated January 21, 2001, among              (9)
               Israel- United States Binational Industrial Research and Development
               Foundation, MediVision and the Company.

10.20          2000 Stock Option Plan.                                                              (11)+

10.21          Secured Debenture Agreement by and between United Mizrahi Bank LTD and the           (12)
               Company dated December 9, 2002.

10.22          Commercial Security Agreement by and among Bank Leumi, MediVision and                (19)
               Ophthalmic Imaging Systems dated April 30, 2003 and Commercial Guaranty of
               Ophthalmic Imaging Systems.

10.23          Amendment No. 2 to Working Capital Funding Agreement dated as of May 21, 2003        (18)
               by and between MediVision and the Company.

10.24          2003 Stock Option Plan.                                                              (19)
               Investment  Agreement dated as of December 28, 2004 by and between the Company
10.25          and Dutchess Private Equities Fund II, LP.                                           (25)

10.26          Registration Rights Agreement dated as of December 28, 2004 by and between           (26)
               the Company and Dutchess Private Equities Fund II LP.

10.27          Loan and Security Agreement dated as of February 28, 2005 by and between the         (27)
               Company and MediVision Medical Imaging Ltd.

10.28          Promissory Note dated as of February 28, 2005 by and between the Company and         (27)
               MediVision Medical Imaging Ltd.

14             Code of Ethics.                                                                      (27)

23.1           Consent of Perry-Smith LLP, Independent Auditors                                     (27)

31.1           Rule 13a 14a/15d 14(a) Certification.                                                (27)

31.2           Rule 13a 14a/15d 14(a) Certification.                                                (27)

32             Certification of principal executive officer and principal financial officer         (27)
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

(15) Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed on October 1, 2003.

(16) Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K, filed on October 1, 2003.

(17) Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K, filed on October 1, 2003.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003.

(19) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 25, 2004

(20) Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K, filed on April 29, 2004

(21) Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K, filed on April 29, 2004

(22) Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K, filed on April 29, 2004.

(23) Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K, filed on April 29, 2004

(24) Incorporated by reference to Exhibit 4.5 of the Company's Form 8-K, filed on April 29, 2004

(25) Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 30, 2004

(26) Incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on December 30, 2004

(27) Filed herewith.

+    Management contract or compensatory plan or arrangement.


B. Reports on Form 8-K.

     On October 19, 2004, the Company filed a Form 8-K disclosing that the Company issued a press release reporting that it will launch two new products at the first Joint Meeting of the American Academy of Ophthalmology (AAO) and the European Society of Ophthalmology (SOE) being held from October 23 to 26, 2004 in New Orleans, Louisiana.

     On  November  4,  2004 the  Company  filed a Form 8-K  disclosing  that the
Company issued a press release announcing its results of operations for the Company's third quarter and nine months ended September 30, 2004.

     On November 10, 2004 the Company filed a Form 8-K disclosing that the Company issued a press release reporting that it will provide imaging systems for a leading European ophthalmic imaging company, of which the Company's lead shareholder, MediVision Medical Imaging Ltd., acquired 54%.

     On December 30, 2004 the Company filed a Form 8-K disclosing that on December 28, 2004, it entered into an investment agreement with Dutchess Private Equities Fund II, LP providing an equity line of credit to the Company. Pursuant to the investment agreement, Dutchess agreed to provide the Company with up to $9,000,000 of funding during the thirty month period beginning on the date that the registration statement the Company agreed to file providing for the resale of the shares of common stock issuable under the investment agreement is declared effective by the Securities and Exchange Commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For the fiscal years ended December 31, 2004 and December 31, 2003, Perry-Smith LLP has billed the Company the following fees for services rendered in connection with the audit and other services in respect to these years:

                          2004         2003
                        -------      -------
Audit Fees (1)          $54,200      $52,318
Audit-Related Fees        2,900            0
Tax Fees (2)             14,400       13,615
All Other Fees (3)
                              0          320
                        -------      -------
Total                   $71,500      $66,253
                        =======      =======

(1) Services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

(2) Services in connection with the preparation of tax returns and the provision of tax advice. (3) Services related to exercising of options under the Company's Stock Option Plans.

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



                               OPHTHALMIC IMAGING SYSTEMS



                               By: /s/ Gil Allon
                                   ---------------------------------------------
                                        Gil Allon
                                        Chief Executive Officer


                               By: /s/ Ariel Shenhar
                                   ---------------------------------------------
                                        Ariel Shenhar
                                        Chief Financial Officer



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



/s/ Gil Allon                            Director                               March 18, 2005
-----------------------------------
Gil Allon


/s/ Ariel Shenhar                        Director                               March 18, 2005
------------------------------------
Ariel Shenhar


/s/ Yigal Berman                         Director, Chairman of the Board        March 18, 2005
------------------------------------
Yigal Berman


/s/ Michael Benoff                       Director                               March 18, 2005
------------------------------------
Michael Benoff


/s/ Alon Harris                          Director                               March 18, 2005
------------------------------------
Alon Harris