Form 10-Q
period 2005-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2005-05-11
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                      ------------------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

         Yes      XX                No
              ----------               -----------

As of May 11, 2005, 15,063,585 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No       XX
              ----------                -----------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED March 31, 2005



PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

Item 1.  Financial Statements (unaudited)

         Condensed Balance Sheet as of March 31, 2005                      2

         Condensed Statements of Operations for the Three Months
         ended March 31, 2005 and March 31, 2004                           3

         Condensed Statements of Cash Flows for the Three Months
         ended March 31, 2005 and March 31, 2004                           4

         Notes to Condensed Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                             10

Item 3.  Controls and Procedures                                           14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                 15

Item 2.  Changes in Securities and Use of Proceeds                         15

Item 3.  Defaults upon Senior Securities                                   15

Item 4.  Submission of Matters to a Vote of Security Holders               15

Item 5.  Other Information                                                 15

Item 6.  Exhibits and Reports on Form 8-K                                  16

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                 March 31, 2005
                                   (Unaudited)

ASSETS
------
Current assets:
        Cash and equivalents                                                             $         2,091,446
        Accounts receivable, net                                                                   1,634,702
        Receivable from related party                                                                214,862
        Note receivable from related party                                                         1,252,927
        Inventories, net                                                                             464,082
        Prepaid expenses and other current assets                                                    227,000
        Deferred tax asset                                                                         1,029,000
                                                                                         ---------------------
             Total current assets                                                                  6,914,019

Furniture and equipment, net of accumulated
        depreciation and amortization of $270,708                                                    140,004
Restricted cash                                                                                      150,000
Other assets                                                                                         122,121
                                                                                         ---------------------
             Total assets                                                                $         7,326,144
                                                                                         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Accounts payable                                                                 $           536,944
        Accrued liabilities                                                                        1,375,885
        Deferred extended warranty revenue                                                           825,080
        Customer deposits                                                                            274,843
        Income taxes payable                                                                           7,649
        Notes payable- current portion                                                               774,012
                                                                                         ---------------------
             Total current liabilities                                                             3,794,413
                                                                                         ---------------------

Notes payable, less current portion                                                                  768,214
                                                                                         ---------------------
             Total liabilities                                                                     4,562,627
                                                                                         ---------------------

Stockholders' equity:
        Common stock, no par value, 35,000,000 shares authorized;
             15,063,585 issued and outstanding                                                    14,534,420
        Accumulated deficit                                                                      (11,770,903)
                                                                                         ---------------------
             Total stockholders' equity                                                            2,763,517
                                                                                         ---------------------
             Total liabilities and stockholders' equity                                  $         7,326,144
                                                                                         =====================

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                                            Three months ended March 31,
                                                            2005                   2004
                                                     -------------------    --------------------

       Net revenues                                   $      2,840,025       $       2,397,069
       Cost of sales                                         1,165,867                 957,546
                                                     -------------------    --------------------
       Gross profit                                          1,674,158               1,439,523
       Operating expenses:
         Sales and marketing                                   728,004                 659,682
         General and administrative                            312,996                 247,465
         Research and development                              242,408                 247,236
                                                     -------------------    --------------------
             Total operating expenses                        1,283,408               1,154,383
                                                     -------------------    --------------------
       Income from operations                                  390,750                 285,140
       Interest and other expense, net                         (52,590)                (45,325)
                                                     -------------------    --------------------
       Net income before income taxes                          338,160                 239,815
       Income taxes                                             (4,000)
                                                     -------------------    --------------------

       Net income                                     $        334,160       $         239,815
                                                     ===================    ====================

       Shares used in the calculation of basic
           net income per share                             15,041,141              14,436,547

       Basic net income per share                     $           0.02       $            0.02
                                                     ===================    ====================

       Shares used in the calculation of diluted
           net income per share                             16,318,728              15,465,852

       Diluted net income per share                   $           0.02       $            0.02
                                                     ===================    ====================


    The accompanying notes are an integral part of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                               Three months ended March 31,
                                                                               2005                      2004
                                                                          --------------            -------------

OPERATING ACTIVITIES:
Net income                                                                $     334,160             $   239,815
Adjustments to reconcile net income to net cash
       provided by  operating activities
            Depreciation and amortization                                        33,092                  24,005
            Non-cash payment of interest                                          2,818                  17,024
            Net decrease (increase) in current assets other
                than cash and equivalents                                        19,146                (368,328)
            Net  (decrease) increase in current liabilities other
                than short-term borrowings                                      (40,673)                142,749
                                                                          --------------            -------------
Net cash provided by operating activities                                       348,543                  55,265

INVESTING ACTIVITIES:
Acquisition of furniture and equipment                                           (6,800)                 (1,293)
                                                                          --------------            -------------
                                                                                 (6,800)                 (1,293)
FINANCING ACTIVITIES:
Principal payments on notes payable                                             (43,192)
Proceeds from sale of stock                                                                              13,468
Advances to related parties                                                    (197,415)               (156,997)
Repayments of borrowings under notes
       payable to related party, net                                                                   (200,979)
                                                                          --------------            -------------
Net cash used in  financing activities                                         (240,607)               (344,508)
                                                                          --------------            -------------
Net increase (decrease) in cash and equivalents                                 101,136                (290,536)
Cash and equivalents at beginning of period                                   1,990,310               1,272,034
                                                                          --------------            -------------
Cash and equivalents at beginning of period                               $   2,091,446             $   981,498
                                                                          ==============            =============

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
            Repayment of notes payable with common stock                  $      29,282             $   105,913
            Payment of interest with common stock                         $       2,818             $    17,024
            Additions to (Reductions) in aggregate receivables
              from significant shareholders in exchange for
              inventory and other noncash transactions, net               $     114,113             $    (7,989)
                                                                          ==============            =============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
            Cash paid for taxes                                           $      10,000             $    70,050
            Cash paid for interest                                        $      20,988             $    52,500

         The accompanying notes are an integral part of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

                Three Month Periods ended March 31, 2005 and 2004


                                   (Unaudited)


Note 1.  Basis of Presentation

         The accompanying unaudited condensed balance sheet as of March 31, 2005, condensed statements of operations for the three month periods ended March 31, 2005 and 2004 and the condensed statements of cash flows for the three month periods ended March 31, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year ended December 31, 2004 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

                                                      Unaudited
                                                  Three Months Ended
                                                       March 31,
                                                  2005            2004
                                            ------------------------------

         Numerator for basic and diluted
         net income per share                  $ 334,160       $ 239,815
                                            ==============================

         Denominator for basic net
         income per share:
            Weighted average shares           15,041,141      14,436,547

         Effect of dilutive securities:
            Employee/director stock            1,277,587       1,029,305
         options
            Warrants and other                        --              --
                                            ------------------------------
         Dilutive potential common shares      1,277,587       1,029,305

                                            ------------------------------
         Denominator for diluted net
         income per share                     16,318,728      15,465,852
                                            ==============================

         Basic net income per share               $ 0.02          $ 0.02
                                            ==============================

         Diluted net income per share             $ 0.02          $ 0.02
                                            ==============================

         As of March 31, 2005 and March 31, 2004 there were 714,500 and 401,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.


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

         In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the banks to act as security for the debt of MediVision, such debenture shall be secured by a first lien on all of the Company's assets. Such debenture and lien were signed in December 2002. The amount owed to the financial institutions by MediVision and secured by the Company as of March 31, 2005 was approximately $179,000.

         In March 2004, the Company's Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005 the Company's Board of Directors approved an additional loan advance of $150,000 for a thirty day term.

         On February 28, 2005, the Company and MediVision entered into a Loan and Security Agreement and Promissory Note whereby the Company agreed to loan MediVision up to two million dollars ($2,000,000). The loan agreement incorporates the $1,150,000 previously approved by the Company's Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note is secured by 2,409,000 of the 11,130,151 shares of the Company's common stock owned by MediVision. The number of shares is based on the average closing price of shares of stock of the Company during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision sells any shares it owns in the Company during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to the Company to reduce the outstanding amount owed.

         At March 31, 2005 the Company had recorded a net amount due from MediVision of approximately $1,253,000 on the promissory note and approximately $215,000 net, due for products and services.

         Sales to MediVision during the three months ended March 31, 2005 and 2004 totaled approximately $267,000 and $183,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of the Company's products.

         During the three-month periods ended March 31, 2005 and 2004, the Company paid approximately $176,900 and $148,700 respectively, to MediVision for research and development performed by MediVision on behalf of the Company.

         As of March 31, 2005, MediVision currently owns approximately 74% of the Company's outstanding common stock.

Note 4.  Stock Based Compensation

         At March 31, 2005, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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


                                                             Unaudited
                                                         Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2005           2004
                                                    -------------- -------------

         Net Income, As Reported                      $ 334,160      $ 239,815

         Deduct Total Stock-Based Employee
            Compensation Expenses Determined
            Under the Fair Value Based Method
            For all Awards, Net of Related Tax
            Effects                                      (5,030)        (1,087)
                                                    -------------- -------------

         Pro Forma Net Income                         $ 329,130      $ 238,728
                                                    ============== =============

         Basic Earnings Per Share
             As Reported                              $    0.02      $    0.02
             Pro Forma                                $    0.02      $    0.02

         Diluted Earnings Per Share:
             As Reported                              $    0.02      $    0.02
             Pro Forma                                $    0.02      $    0.02

         As required, the pro forma disclosures above include options granted since January 1, 1995. Consequently, the effects of applying FASB Statement No. 123 for providing pro forma disclosures may not be representative of the effects on reported net income for future years until all options outstanding are included in the pro forma disclosures.

         The fair value of the options granted during the periods indicated was estimated on the date of grant using an option-pricing model.

         There were 46,000 options granted for the three-month period ended March 31, 2005, of which 26,000 were qualified options and 20,000 were non-qualified. The estimated fair market value of the qualified and non-qualified options granted was $1.10 and $0.68, respectively.

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

Note 5.  Warranty Obligations

         The Company generally offers a one year warranty to its customers. The Company's warranty requires it to repair or replace defective products during the warranty period. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The amount of warranty liability accrued reflects the Company's best estimate of the expected future cost of honoring its obligations under the warranty plans. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

         The following provides a reconciliation of changes in the Company's warranty reserve.

                                                            Unaudited
                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2005           2004

     Warranty balance at beginning of period         $ 505,851     $   438,449

     Net provision (reduction) for current period       13,250          (5,771)
     Warranty costs incurred                          (125,119)        (26,313)
                                                   -------------- --------------

     Warranty balance at end of period               $ 393,982     $   406,365

                                                   ============== ==============





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

Overview
--------

     To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists. The Company made a strategic decision to expand its product offering to include the ophthalmic informatics field. Over the last year the Company introduced its Ophthalmology Office line composed of Electronic Medical Records (EMR) and Enterprise Practice Management (EPM) software products by NextGen Healthcare Information Systems, Inc. and the Company's import modules. This decision enables the Company to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices.

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

     The amount that the Company can request in any drawdown notice is, at the Company's election, the greater of (A) up to 200% of the average daily volume of the Company's common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the common stock immediately preceding the date of the drawdown notice or
(B) $100,000; provided that the Company may not request more than $1,000,000 in any single drawdown. As of March 31, 2005, the Company's registration statement had not been deemed effective; accordingly no drawdowns have been made.

     At March 31, 2005, the Company had a stockholders' equity of approximately $2,763,500 and its current assets exceeded its current liabilities by approximately $3,119,600. The convertible loan agreements with Laurus Master Fund. Ltd. ("Laurus") that were entered into during the third quarter of 2003 and the second quarter of 2004, have had a favorable impact on the Company's current ratio. As of March 31, 2005, under the terms of the 2003 convertible loan agreement, Laurus has converted $682,013 of principal and interest into 637,396 shares of the Company's common stock at a conversion price of $1.07 per share. As of March 31, 2004, Laurus had converted $156,186 of principal and interest into 145,968 shares of the Company's common stock. There can be no assurance that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

Critical Accounting Policies
----------------------------

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within its statements is, to a significant extent, financial information that is based on measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company's revenue recognition policies are in compliance with applicable accounting regulations, including Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition in Financial Statements, American Institute of Certified Public accountants ("AICPA"), Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task

Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue from installation and training services are recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used relative to the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact transactions could change.

Results of Operations
---------------------

Revenues

     The Company's revenues for the first quarter ended March 31, 2005 were $2,840,025, representing an 18% increase from revenues of $2,397,069 for the first quarter ended March 31, 2004. The increase in revenues is due primarily to higher revenues generated from the informatics products and increased service revenues. Digital angiography systems, Informatics and peripherals accounted for approximately 84% and 89% of the Company's revenue for the first quarters of 2005 and 2004, respectively. Service revenues accounted for approximately 15% and 11% of the Company's revenue for the first quarters of 2005 and 2004, respectively. Revenues from sales of the Company's products to MediVision were approximately $267,000 during the three-month period ended March 31, 2005 and $183,000 for the comparable three-month period ending March 31, 2004.

Gross Margins

     Gross margins were approximately 59% during the first quarter ended March 31, 2005 as compared to 60% for the first quarter ended March 31, 2004. The decrease in margins is a result of an increase in sales of the NextGen Healthcare Information Systems, Inc. software products, which have lower gross margins than the majority of the Company's other products. It is anticipated that the Company's gross margins will decrease as its sales of the NextGen software products become more significant.

Sales and Marketing Expenses

     Sales and marketing expenses accounted for approximately 26% of total revenues during the first quarter of fiscal 2005 as compared to approximately 28% during the first quarter of fiscal 2004. Actual expense levels increased to $728,004 during the first quarter of 2005 versus $659,682 during the first quarter of 2004. Primary contributing factors to the increased expenses were new hires to the sales organization and higher commissions associated with higher revenue levels.

General and Administrative Expenses

     General and administrative expenses were $312,996 in the first quarter of fiscal 2005 and $247,465 in the first quarter of fiscal 2004. Such expenses accounted for approximately 11% and 10% of revenues during the first quarter of 2005 and 2004, respectively. The increased expenses were the result of increases in sales returns reserve requirements and increased investor related expenses.

Research and Development Expenses

     Research and development expenses were $242,408 in the first quarter of fiscal 2005 and $247,236 in the first quarter of fiscal 2004. Such expenses accounted for approximately 9% and 10% of revenues during the first quarter of 2005 and 2004, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to grow as a result of its projects for research and development conducted by MediVision and other outsourced consulting on the Company's behalf.

Interest and Other Expense, net

     Interest and other expense was $52,590 during the first quarter of fiscal 2005 versus $45,325 during the first quarter of fiscal 2004. These amounts were comprised principally of interest expense, mainly associated with the convertible loans from Laurus and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $334,160, or $0.02 per share basic and diluted earnings, for the first quarter ended March 31, 2005 as compared to net income of $239,815 or $0.02 per share basic and diluted earnings for the first quarter ended March 31, 2004.


Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $348,543 during the three months ended March 31, 2005 as compared to generating cash of $55,265 in the three months ended March 31, 2004. The cash generated from operations during the first three months of 2005 was principally from net income for the period. The cash generated from operations during the first three months of 2004 was principally from net income for the period which amounts were principally offset by increased receivables and inventory.

     Cash used in investing activities was $6,800 during the first three months of 2005 as compared to $1,293 during the first three months of 2004. The
Company's investing activities consisted of minor purchases of equipment. The Company anticipates continued certain near-term capital expenditures in connection with increasing its pool of demonstration equipment, as well as its ongoing efforts to upgrade its existing management information and corporate communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flow from operations or other financing arrangements available to the Company, if any.

     The Company used cash in financing activities of $240,607 during the first three months of fiscal 2005 as compared to using cash of $344,508 during the first three months of fiscal 2004. The cash used in financing activities during the first three months of 2005 was principally from advances on the note receivable from MediVision and repayments of the debt to Laurus. Cash used in financing activities during the first three months of 2004 was principally from repayments of borrowings under existing arrangements with MediVision and advances to MediVision.

     At March 31, 2005 the Company had recorded a net amount due from MediVision of approximately $1,253,000 on the promissory note and approximately $215,000 net amount due for products and services

      On March 31, 2005 the Company's cash and cash equivalents were $2,091,446. Management anticipates that additional sources of capital beyond those currently available to the Company may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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


     ITEM 3.      CONTROLS AND PROCEDURES

     As of the end of the  period  covered  by this  Report,  management  of the
Company,  with  the  participation  of the  Company's  Chief  Executive  Officer
(principal executive officer) and the Company's Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including those officers, to allow timely decisions regarding required disclosure.

     During the quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         On August 20, 2004, the United States District Court for the Eastern District of California granted in part the Company's application for a preliminary injunction against certain of the defendants. In December 2004 the Court dismissed Johnny Justice, Jr. as an individual and Justice Ophthalmics, Inc. from the case. Trial in the matter currently is scheduled for April 2006.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) 31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                  31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                  32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

         (b) On February 28, 2005 the Company filed a Form 8-K disclosing that the Company issued a press release announcing its results of operations for the Company's fiscal year ended December 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       OPHTHALMIC IMAGING SYSTEMS
                                       (Company)


                                       By: /s/ Gil Allon
                                           -------------------------------------
                                           Gil Allon,
                                           Chief Executive Officer



                                           /s/ Ariel Shenhar
                                           -------------------------------------
                                           Ariel Shenhar,
                                           Chief Financial Officer



Dated:  May 11, 2005