Form 10KSB/A
period 2004-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2005-06-06
CIK 885317

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

                  Traditional Small Business Disclosure Format (check one):
         Yes /X/ No / /

EXPLANATORY NOTE

         Ophthalmic Imaging Systems (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 18, 2005 (the "Original Filing"). The purpose of this Amendment No. 1 is to make certain amendments to Item 8A and to exhibits 31.1 and 31.2. This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Company's 2004 Annual Meeting of Shareholders held on December 22, 2004, the following matters were voted upon and adopted by the votes indicated:


                                                                    For       Withheld     Against     Abstain
        To elect  five  individuals  to serve as the  Board of
        Directors  of  the  Company   until  the  next  annual    13,750,938        5,528     --           --
        meeting of  shareholders  and until  their  successors
        are elected and qualified.(1) (2)

        To ratify the  selection  by the Board of Directors of
        Perry-Smith  LLP  to  be  the  independent  registered    13,752,485        --        4,633        348
        public  accountants  with  respect to the audit of the
        Company's  financial  statements  for the fiscal  year
        ended December 31, 2004


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

                         Year Ended                      Year Ended
                       December 31, 2004              December 31, 2003
                    -----------------------       ----------- ------------
                         Low         High              Low          High
                         Bid          Ask              Bid           Ask
                    ----------- -----------       ----------- ------------

First Quarter            0.75        1.35              0.20         0.33
Second Quarter           0.86        1.55              0.30         0.91
Third Quarter            0.50        1.40              0.61         1.25
Fourth Quarter           0.55        1.15              0.92         1.50

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

(a) Represents 36,500 options granted under the Company's 1992 Stock Option Plan under which no further options may be granted and 659,000 options granted under the Company's 2003 Stock Option Plan.

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

         Results of Operations

         Selected Financial Data

                                            YEARS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                     2004             2003             2002
                                 ------------     ------------     ------------

STATEMENT OF OPERATIONS DATA:

Net revenues                     $ 10,818,379     $  9,944,827     $  8,465,707

Cost of sales                       4,290,049        3,955,680        3,535,316
                                 ------------     ------------     ------------
     Gross profit                   6,528,330        5,989,147        4,930,391
                                 ------------     ------------     ------------

Operating expenses:
  Sales, marketing, general

  and administrative                4,141,865        3,984,482        3,426,616

  Research and development            987,769          702,020          558,999
                                 ------------     ------------     ------------
     Total operating expenses       5,129,634        4,686,502        3,985,615
                                 ------------     ------------     ------------
Income from operations              1,398,696        1,302,645          944,776

Other expense, net                   (252,100)        (269,451)        (360,953)
                                 ------------     ------------     ------------

Net income before provision
   for income tax benefit           1,146,596        1,033,194          583,823

Provision for income tax
benefit                               558,000          405,000          (19,000)

Net income                       $  1,704,596     $  1,438,194     $    564,823
                                 ============     ============     ============

Basic earnings per share         $        .12     $        .13     $        .07
                                 ============     ============     ============

Shares used in the
   calculation of basic
   earnings per share              14,771,112       11,267,493        8,138,305
                                 ============     ============     ============

Diluted earnings per share       $        .11     $        .12     $        .07
                                 ============     ============     ============

Shares used in the
   calculation of diluted
   earnings per share              15,772,214       11,877,205        8,138,305
                                 ============     ============     ============

STATEMENT OF CASH FLOWS DATA:

Net cash provided by
   operating activities          $  1,116,940     $    258,304     $    725,846

Net cash used in investing
   activities                         (22,625)        (175,360)         (72,331)

Net cash (used in) provided
   by  financing activities          (376,039)         805,856         (342,207)
                                 ------------     ------------     ------------
Net increase in cash and cash
   equivalents                   $    718,276     $    888,800     $    311,308
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

                      AS OF DECEMBER 31, 2004 AND 2003 AND

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                TABLE OF CONTENTS
                                -----------------

                                                                     PAGE
                                                                     ----

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

                                            /s/ Perry-Smith LLP


Sacramento, California
March 2, 2005

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET

                           DECEMBER 31, 2004 AND 2003

                                                      2004          2003
                                                  ----------    ----------

                            ASSETS

Current assets:

     Cash and cash equivalents                    $1,990,310    $1,272,034
     Accounts receivable, net of allowance for
         doubtful accounts of approximately
         $301,839 and $361,175                     1,855,009     1,536,610
     Inventories (Note 2)                            515,391       416,420
     Prepaid expenses and other current assets       189,393       214,653
     Deferred tax asset (Note 9)                   1,029,000       500,000
                                                  ----------    ----------

              Total current assets                 5,579,103     3,939,717
                                                  ----------    ----------

Restricted cash (Note 7)                             150,000       150,000
Furniture and equipment, at cost, net (Note 3)       150,487       150,912
Receivable from related party (Note 6)             1,055,512
Other assets                                         137,929        82,821
                                                  ----------    ----------

              Total assets                        $7,073,031    $4,323,450
                                                  ==========    ==========


                                   (Continued)

                           OPHTHALMIC IMAGING SYSTEMS

                                  BALANCE SHEET
                                   (Continued)

                           DECEMBER 31, 2004 AND 2003

                                                                        2004             2003
                                                                    ------------     ------------
                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payable                                               $    472,167     $    523,539
     Accrued liabilities (Note 4)                                      1,558,861        1,387,563
     Deferred extended warranty revenue (Note 4)                         793,972          557,143
     Customer deposits                                                   226,850          201,797
     Income taxes payable (Note 9)                                         9,224          102,650
     Notes payable - short term portion (Note 5)                         776,338          409,613
     Notes payable to related party (Note 6)                                              200,979
                                                                    ------------     ------------

              Total current liabilities                                3,837,412        3,383,284
                                                                    ------------     ------------

Line of credit (Note 7)                                                                   150,000
Notes payable, less current portion (Note 5)                             838,362          763,637
                                                                    ------------     ------------

              Total liabilities                                        4,675,774        4,296,921
                                                                    ------------     ------------

Commitments and contingencies (Note 10)

Stockholders' equity:

     Common stock, no par value, 35,000,000 shares authorized;
         15,033,585 and 14,403,929 shares issued and outstanding
          in 2004 and 2003, respectively                              14,502,320       13,836,188
     Accumulated deficit                                             (12,105,063)     (13,809,659)
                                                                    ------------     ------------

              Total stockholders' equity                               2,397,257           26,529
                                                                    ------------     ------------

              Total liabilities and stockholders' equity            $  7,073,031     $  4,323,450
                                                                    ============     ============

                     The accompanying notes are an integral
                       part of these financial statements.

                           OPHTHALMIC IMAGING SYSTEMS

                               STATEMENT OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                               2004              2003
                                                           ------------     ------------
Revenues:

     Net sales                                             $ 10,818,379     $  9,944,827

Cost of sales                                                 4,290,049        3,955,680

              Gross profit                                    6,528,330        5,989,147
                                                           ------------     ------------

Operating expenses:

     Sales and marketing                                      2,936,100        2,915,848
     General and administrative                               1,205,765        1,068,634
     Research and development (Note 6)                          987,769          702,020
                                                           ------------     ------------

              Total operating expenses                        5,129,634        4,686,502
                                                           ------------     ------------
              Income from operations                          1,398,696        1,302,645

Other income (expense):

     Interest expense                                          (210,106)        (295,353)
     Other income (expense)                                     (54,860)          20,722
     Interest income                                             12,866            5,180

              Total other income (expense)                     (252,100)        (269,451)
                                                           ------------     ------------

              Net income before provision for income
                  tax benefit                                 1,146,596        1,033,194
                                                           ------------     ------------

              Provision for income tax benefit (Note 9)         558,000          405,000
                                                           ------------     ------------

              Net income                                   $  1,704,596     $  1,438,194
                                                           ============     ============

Basic earnings per share                                   $       0.12     $       0.13
                                                           ============     ============

Shares used in the calculation of basic
     earnings per share                                      14,771,112       11,267,493
                                                           ============     ============

Diluted earnings per share                                 $       0.11     $       0.12
                                                           ============     ============

Shares used in the calculation of diluted
     earnings per share                                      15,772,214       11,887,205
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

                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                 2004            2003
                                                             -----------     -----------
Cash flows from operating activities:
   Net income                                                $ 1,704,596     $ 1,438,194
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           116,186          53,000
         Non-cash payment of interest                             35,869           6,791
         Loss on disposition of equipment                          1,499
         Net changes in operating assets and liabilities:
           Accounts receivable                                  (318,399)       (633,932)
           Inventories                                           (98,971)         47,551
           Prepaid expenses and other current
              assets                                              25,260        (123,906)
           Deferred tax asset                                   (529,000)       (449,000)
           Net increase in other assets                         (108,482)       (109,495)
           Accounts payable                                      (51,372)        (67,435)
           Accrued liabilities                                   171,298         (83,514)
           Deferred extended warranty revenue                    236,829         289,255
           Customer deposits                                      25,053        (141,855)
           Income taxes payable                                  (93,426)         32,650
                                                             -----------     -----------

              Net cash provided by operating activities        1,116,940         258,304
                                                             -----------     -----------

Cash flows from investing activities:

   Acquisition of furniture and equipment                        (23,515)        (25,360)
   Proceeds from disposition of equipment                            890
   Increase in restricted cash                                                  (150,000)
                                                             -----------     -----------

              Net cash used in investing activities              (22,625)       (175,360)
                                                             -----------     -----------

Cash flows from financing activities:
   Repayment of notes payable to related
     parties, net                                               (200,979)       (562,311)
   Principal payments on notes payable                           (19,015)         (4,167)
   Advances to related parties                                (1,055,512)
   (Repayments of) proceeds from borrowings under
     line of credit, net                                        (150,000)        150,000
   Proceeds from notes payable, other                          1,000,000       1,200,000
   Proceeds from sale of stock                                    49,467          22,334
                                                             -----------     -----------

              Net cash (used in) provided by financing
                activities                                      (376,039)        805,856
                                                             -----------     -----------

Net increase in cash and cash equivalents                        718,276         888,800

Cash and cash equivalents, beginning of the year               1,272,034         383,234
                                                             -----------     -----------

Cash and cash equivalents, end of the year                   $ 1,990,310     $ 1,272,034
                                                             ===========     ===========

                                   (Continued)



                           OPHTHALMIC IMAGING SYSTEMS

                             STATEMENT OF CASH FLOWS
                                   (Continued)

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                            2004            2003
                                                        -----------     -----------
Supplemental schedule of non cash financing activities:
   Conversion of related party notes payable to
     common stock                                                       $ 1,150,000
   Repayment of notes payable with common stock         $   580,796     $    26,458
   Payment of interest with common stock                $    35,869     $     6,792
   Addition to (reduction in) aggregate debt payable
     to significant shareholders in exchange for
     inventory and other noncash transactions, net      $    (4,150)    $     6,689
   Assets acquired with borrowed funds                  $    41,261

Supplemental schedule of cash flow information:

   Cash paid for taxes                                  $    70,345     $    10,500
   Cash paid for interest                               $    63,833     $     9,545


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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Stock Based Compensation (Continued)
         ------------------------------------

         Pro forma disclosures of stock-based employee compensation expense disclosures are as follows:

                                                   Year Ended December 31,
                                              ------------------------------
                                                   2004              2003
                                              --------------     -----------

Net income as reported                        $    1,704,596      $ 1,438,194
Deduct: total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effect            (8,666)        (40,445)
                                              --------------     -----------

Pro forma net income                          $    1,695,930     $ 1,397,749
                                              ==============     ===========

Basic earnings per share - as reported             $    0.12     $      0.13
                                              ==============     ===========

Basic earnings per share - pro forma               $    0.11     $      0.12
                                              ==============     ===========

Diluted earnings per share - as reported           $    0.11     $      0.12
                                              ==============     ===========

Diluted earnings per share - pro forma             $    0.11     $      0.12
                                              ==============     ===========

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
                                                                            ==================  ==================

         Maturities of notes payable are as follows:

                          Year Ending
                          December 31,
                          ------------

                             2005                          $          776,338
                             2006                                     701,252
                             2007                                     132,416
                             2008                                       4,694
                                                           ------------------

                                                           $        1,614,700

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

         In March 2004, the Company's Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005, the Company's Board of Directors approved an additional loan advance of $150,000 for a 30 day term. In March 2005, these agreements were incorporated into a Loan and Security Agreement and Promissory Note entered into between the parties (see Note 11).

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

                                         Options                                         Range of       Available
                                       Authorized          Plan           Options        Exercise      for Future
                    Plan Name           Per Plan        Expiration      Outstanding       Prices         Grants
-------------------------------------  -----------  ------------------  -------------   ----------       -------
         1992 Option Plan                  150,000     December 2002         36,500    $0.48 - $4.25
         1995 Nonstatutory Plan          1,035,000     November 2005         75,000    $0.48 - $0.50       920,000
         1997 Nonstatutory Plan          1,000,000     October 2002          60,000    $0.63 - $1.38
         Individual Stock Option
           Agreements                      126,360     November 1998        105,300        $0.63
         2000 Option Plan                1,500,000    September 2010      1,383,333        $0.41            89,999
         2003 Option Plan                  750,000     October 2013         659,000        $0.68            91,000
                                                                        -----------                    -----------

                                                                          2,319,133                      1,100,999
                                                                        ===========                    ===========

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

8.       STOCKHOLDERS' EQUITY (Continued)

         Stock Option Plans (Continued)
         -----------------

         A summary of the status of the Company's stock option plans and changes during the periods is presented below:

                                                                                                      Weighted
                                                                                                       Average
                                                                                                      Exercise
                                                                                   Options              Price
                                                                             ------------------   ------------------

         Balance, January 1, 2003                                                     1,715,952      $   0.46
                                                                             ------------------

              Options granted                                                           650,000      $   0.41
              Options canceled                                                         (576,666)     $   0.41
              Options exercised                                                         (18,334)     $   0.47
                                                                             ------------------

         Balance December 31, 2003                                                    1,770,952      $   0.46
                                                                             ------------------

              Options granted                                                           684,000      $   0.67
              Options canceled                                                          (26,666)     $   0.41
              Options lapsed                                                            (55,819)     $   0.94
              Options exercised                                                         (53,334)     $   0.48
                                                                             ------------------

         Balance December 31, 2004                                                    2,319,133      $   0.51
                                                                             ==================

         The weighted average fair value of options granted during the years ended December 31, 2004 and 2003 were $.67 and $.41, respectively.

         The following table summarizes information about the stock options outstanding at December 31, 2004:

                                                    Options Outstanding                   Options Exercisable
                                       --------------------------------------------  -----------------------------
                                                         Weighted
                                                          Average       Weighted-                      Weighted-
                                                         Remaining       Average                        Average
                  Range of                              Contractual      Exercise                       Exercise
               Exercise Prices            Number           Life           Price          Number          Price
------------------------------------   -------------  -------------   -------------  -------------  --------------
         $    .31   -   $  1.37            2,292,633      8.3 years   $        0.50      1,525,300  $         0.43
         $   1.38   -   $  3.00               25,000      1.8 years   $        1.38         25,000  $         1.38
         $   3.01   -   $  4.50                1,500      1.7 years   $        4.25          1,500  $         4.25
                                       -------------                                 -------------

                                           2,319,133                                     1,551,800
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

                           OPHTHALMIC IMAGING SYSTEMS

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

9.       INCOME TAXES

         The income tax (benefit) expense for the years ended December 31, 2004 and 2003 consisted of the following:

                                                              Federal                State                 Total
                                                        ------------------    ------------------    ------------------
         2004
         ----

         Current                                        $          (22,000)   $          (7,000)     $         (29,000)
         Deferred                                                  376,000               88,000                464,000
         Change in valuation allowance                            (890,000)            (103,000)              (993,000)
                                                        ------------------    ------------------    ------------------

                      Total income tax (benefit)        $         (536,000)   $         (22,000)     $        (558,000)
                                                        ==================    ==================    ==================
         2003
         ----

         Current                                        $           22,000    $          22,000      $          44,000
         Deferred                                                 (109,000)             (21,000)              (130,000)
         Change in valuation allowance                            (219,000)            (100,000)              (319,000)
                                                        ------------------    ------------------    ------------------

                      Total income tax (benefit)        $         (306,000)   $         (99,000)     $        (405,000)
                                                        ==================    ==================    ==================

         The Company's effective tax rate for the years ended December 31, 2004 and 2003 was (49)% and (39)%. The reconciliation of the statutory rate to the effective rate is as follows:

                                                                                   2004                2003
                                                                            ------------------  ------------------
         Statutory rate                                                                 34%                 34%

         State income taxes, net of Federal benefit                                      6                   6
         Other                                                                         (11)                (29)
                                                                                       (19)                (32)
         Change in valuation allowance                                                 (46)                (31)
                                                                            ----------------    ----------------

                  Total                                                                (49)%               (39)%
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

ITEM 8A. CONTROLS AND PROCEDURES

         As of the end of the period covered by this Report, management of the Company, with the participation of the Company's Chief Executive Officer
(principal executive officer) and the Company's Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective.

         During the quarter ended December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         (a)      Directors and Executive Officers

         The following is a list of the names and ages of the Company's directors and executive officers:

Name                    Age               Position
--------------------------------------------------------------------------------

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

         (a)      Summary Executive Compensation Table

                           SUMMARY COMPENSATION TABLE

                NAME AND
                PRINCIPAL                  FISCAL                                     OTHER ANNUAL
                POSITION                    YEAR      SALARY ($)        BONUS ($)     COMPENSATION ($)
                --------                    ----      ----------        ---------     ----------------
  Gil Allon                                 2004      $137,754        $ 70,000(1)     $ 42,969(2)
     Chief Executive Officer                2003       132,000          53,755(3)       34,860(4)
                                            2002       122,769          39,892(5)       36,126(6)

  Ariel Shenhar                             2004      $120,000         $34,325(7)     $ 42,504(8)
      Vice-President, Chief Financial       2003       115,500          38,000           8,737(9)
      Officer                               2002        48,231(10)      38,000(11)       5,528(12)

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


                                                    % of total
                                  Number of          Options/
                                 Securities        SARs Granted
                                 Underlying        to Employees
                                Options/SARs         in Fiscal       Exercise or Base
             Name                 Granted (#)          Year           Price ($/Share)      Expiration Date
------------------------------------------------------------------------------------------------------------
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
   Financial Officer

         (c)      Aggregated Option Exercises and Fiscal Year End Values

         OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


                                                               Number of Securities
                                                                    Underlying        Value of Unexercised
                                                                   Unexercised            In-the-Money
                                                                 Options/SARs at         Options/SARs at
                                    Shares         Value            FY-End (#)             FY-End ($)
                                 Acquired on     Realized          Exercisable/           Exercisable/
             Name                Exercise (#)       ($)           Unexercisable           Unexercisable
-------------------------------- ------------- -------------- ----------------------- ----------------------

Gil Allon                             --            --        323,334/126,666(1)(2)      $224,393/63,156
   Chief Executive Officer

Ariel Shenhar
   Vice President, Chief              --            --        183,333/91,667(3)          $127,233/42,992
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

 Name and Address of                    Amount and Nature of
  Beneficial Owner                       Beneficial Owner       Percent of Class
--------------------------------------------------------------------------------
MediVision Medical Imaging Ltd.              11,130,151(1)(2)           74.0%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

Gil Allon                                       341,667(3)(4)            2.2%

Ariel Shenhar                                   191,667                  1.3%

Alon Harris, Ph.D                                20,000(3)                 *

Michael Benoff                                        0                    *


Yigal Berman                                          0                    *


Directors and Officers as a group               553,334(3)               3.5%
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
               Rossetti.

10.9           The Company's 1995 Nonstatutory Stock Option Plan and sample form of                  (3)+
               Nonstatutory Stock Option Agreement.

10.10          The Company's 1997 Nonstatutory Stock Option Plan and sample form of                  (5)+
               Nonstatutory Stock Option Agreement.

10.11          Form of Indemnification Agreement between the Company and each of its                 (6)
               directors, officers and certain key employees.

10.12          Working Capital Funding Agreement dated as of July 13, 2000 by and between            (8)
               MediVision and the Company.

10.13          Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001        (10)
               by and between MediVision and the Company.

10.14          Loan and Security Agreement dated as of July 13, 2000 by and between                 (8)
               MediVision and the Company.

10.15          Registration Rights Agreement dated as of August 2000 by and between                 (8)
               MediVision and the Company.

10.16          Secured Convertible Working Capital Note dated August 2000 from the Company          (8)
               to MediVision in the principal amount of $260,000.

10.17          Secured Promissory Note dated July 21, 2000 from the Company to MediVision in        (8)
               the principal amount of $1,500,000.

10.18          Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and        (10)
               between MediVision and the Company in the principal amount of $1,000,000.

10.19          Cooperation and Project Funding Agreement dated January 21, 2001, among              (9)
               Israel- United States Binational Industrial Research and Development
               Foundation, MediVision and the Company.

10.20          2000 Stock Option Plan.                                                              (11)+

10.21          Secured Debenture Agreement by and between United Mizrahi Bank LTD and the           (12)
               Company dated December 9, 2002.

10.22          Commercial Security Agreement by and among Bank Leumi, MediVision and                (19)
               Ophthalmic Imaging Systems dated April 30, 2003 and Commercial Guaranty of
               Ophthalmic Imaging Systems.




10.23          Amendment No. 2 to Working Capital Funding Agreement dated as of May 21, 2003        (18)
               by and between MediVision and the Company.

10.24          2003 Stock Option Plan.                                                              (19)
               Investment  Agreement dated as of December 28, 2004 by and between the Company
10.25          and Dutchess Private Equities Fund II, LP.                                           (25)

10.26          Registration Rights Agreement dated as of December 28, 2004 by and between           (26)
               the Company and Dutchess Private Equities Fund II LP.

10.27          Loan and Security Agreement dated as of February 28, 2005 by and between the         (27)
               Company and MediVision Medical Imaging Ltd.

10.28          Promissory Note dated as of February 28, 2005 by and between the Company and         (27)
               MediVision Medical Imaging Ltd.

14             Code of Ethics.                                                                      (27)

23.1           Consent of Perry-Smith LLP, Independent Auditors                                     (27)

31.1           Rule 13a 14a/15d 14(a) Certification.                                                (28)

31.2           Rule 13a 14a/15d 14(a) Certification.                                                (28)

32             Certification of principal executive officer and principal financial officer         (28)
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

(27)           Incorporated by reference to the Company's Form 10-KSB/A filed on March 18, 2005

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

                                             OPHTHALMIC IMAGING SYSTEMS


                                             By: /s/ Gil Allon
                                                 -------------------------------
                                                      Gil Allon
                                                      Chief Executive Officer


                                             By: /s/ Ariel Shenhar
                                                 -------------------------------
                                                      Ariel Shenhar
                                                      Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Gil Allon                                 Director                           June 6, 2005
------------------------------------
Gil Allon


/s/ Ariel Shenhar                             Director                           June 6, 2005
------------------------------------
Ariel Shenhar


/s/ Yigal Berman                              Director, Chairman of the Board    June 6, 2005
------------------------------------
Yigal Berman


/s/ Michael Benoff                            Director                           June 6, 2005
------------------------------------
Michael Benoff


/s/ Alon Harris                               Director                           June 6, 2005
------------------------------------
Alon Harris