Form 10QSB
period 2005-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2005-08-09
CIK 885317

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  --------------------------------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

         Yes      X                 No
              -------------             -------------

As of August 8, 2005, 15,288,585 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                        No      X
              -------------             -------------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2005



PART I.    FINANCIAL INFORMATION                                            PAGE
                                                                            ----

Item 1.    Financial Statements (unaudited)

           Condensed Balance Sheet as of June 30, 2005                         2

           Condensed Statements of Operations for the Three Months
           and Six Months ended June 30, 2005 and June 30, 2004                3

           Condensed Statements of Cash Flows for the Six Months
           ended June 30, 2005 and June 30, 2004                               4

           Notes to Condensed Financial Statements                             5

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              10

Item 3.    Controls and Procedures                                            15

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   17

                          PART I FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems
                             Condensed Balance Sheet
                                  June 30, 2005
                                   (Unaudited)


ASSETS
------
Current assets:
        Cash and cash equivalents                                                        $         2,106,084
        Accounts receivable, net                                                                   1,833,007
        Receivable from related party                                                                 28,539
        Note Receivable from related party                                                         1,955,558
        Inventories, net                                                                             354,731
        Prepaid expenses and other current assets                                                    288,075
        Deferred tax asset                                                                         1,029,000
                                                                                         ---------------------
             Total current assets                                                                  7,594,994
Furniture and equipment, net of accumulated
        depreciation and amortization of $288,065                                                    124,597
Restricted cash                                                                                      150,000
Other assets                                                                                         143,494
                                                                                         ---------------------
             Total assets                                                                $         8,013,085
                                                                                         =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
        Accounts payable                                                                 $           340,028
        Accrued liabilities                                                                        1,788,321
        Deferred extended warranty revenue                                                           826,396
        Customer deposits                                                                            268,483
        Income taxes payable
                                                                                                      16,982
        Notes payable- current portion                                                               772,443
                                                                                         ---------------------
             Total current liabilities                                                             4,012,653
                                                                                         ---------------------

Noncurrent Liabilities:
        Line of credit                                                                               150,000
        Notes payable, less current portion                                                          620,114
                                                                                         ---------------------
             Total noncurrent liabilities                                                            770,114
                                                                                         ---------------------

Stockholders' equity:
        Common stock, no par value, 35,000,000 shares authorized;
             15,118,585 issued and outstanding                                                    14,595,270
        Accumulated deficit                                                                      (11,364,952)
                                                                                         ---------------------
             Total stockholders' equity                                                            3,230,318
                                                                                         ---------------------
             Total liabilities and stockholders' equity                                  $         8,013,085
                                                                                         =====================

              The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Operations
                                   (Unaudited)

                                                    Three months ended June 30,                  Six months ended June 30,
                                                    2005                  2004                  2005                  2004
                                              ------------------   --------------------   ------------------   --------------------

Net revenues                                   $     2,949,579      $       2,403,040      $     5,789,604      $       4,800,109
Cost of sales                                        1,210,145                914,399            2,376,013              1,871,945
                                              ------------------   --------------------   ------------------   --------------------
Gross profit                                         1,739,434              1,488,641            3,413,591              2,928,164

Operating expenses:
      Sales and marketing                              686,390                696,325            1,414,395              1,356,007
      General and administrative                       325,636                258,340              638,632                505,805
      Research and development                         265,404                229,950              507,811                477,186
                                              ------------------   --------------------   ------------------   --------------------
          Total operating expenses                   1,277,430              1,184,615            2,560,838              2,338,998
                                              ------------------   --------------------   ------------------   --------------------
Income from operations                                 462,004                304,026              852,753                589,166
Interest and other expense, net                        (51,029)               (59,342)            (103,618)              (104,667)
                                              ------------------   --------------------   ------------------   --------------------
Net income before income taxes                         410,975                244,684              749,135                484,499
Income taxes                                           (5,024)                                     (9,024)
                                              ------------------   --------------------   ------------------   --------------------

Net income                                     $       405,951      $         244,684      $     740,111        $         484,499
                                              ==================   ====================   ==================   ====================

Shares used in the calculation of basic
        net income per share                        15,071,607             14,639,300           15,056,374             14,537,924

Basic net income per share                     $          0.03      $            0.02      $          0.05      $            0.03
                                              ==================   ====================   ==================   ====================

Shares used in the calculation of diluted
        net income per share                        16,136,823             15,700,475           16,229,367             15,583,163

Diluted net income per share                   $          0.03      $            0.02      $          0.05      $            0.03
                                              ==================   ====================   ==================   ====================

                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                    Six months ended June 30,
                                                                                   2005                    2004
                                                                            --------------------    -------------------

OPERATING ACTIVITIES:
Net income                                                                        $     740,111          $     484,499
Adjustments to reconcile net income to net cash
       provided by (used in) operating activities
            Depreciation and amortization
                                                                                         34,640                 50,918
            Non-cash payment of interest
                                                                                          5,546                 21,802
            Loss on disposition of equipment
                                                                                                                   457
            Net decrease (increase) in current assets other
                than cash and cash equivalents
                                                                                         78,415               (322,950)
            Net (increase) decrease in other assets
                                                                                        (28,539)              (136,734)
            Net increase (decrease)  in current liabilities other
                than short-term borrowings
                                                                                        179,136               (233,388)
                                                                            --------------------    -------------------
Net cash provided by (used in) operating activities
                                                                                      1,009,309               (135,396)
INVESTING ACTIVITIES:
Acquisition of furniture and equipment
                                                                                         (8,750)                (8,565)
Proceeds from disposition of equipment                                                                             890
                                                                            --------------------    -------------------
Net cash used in investing activities                                                    (8,750)                (7,675)
FINANCING ACTIVITIES:
Principal payments on notes payable                                                    (147,239)               (14,528)
Proceeds from notes payable, other                                                      150,000               1,000,000
Proceeds from sale of stock                                                              12,500                  49,468
Advances to related parties                                                            (900,046)               (114,644)
Repayments of borrowings under notes
       payable to related party, net                                                          -                (200,979)
                                                                            --------------------    -------------------
Net cash (used in) provided by financing activities                                    (884,785)                719,317
                                                                            --------------------    -------------------
Net increase in cash and equivalents                                                    115,774                 576,246
Cash and cash equivalents at beginning of period                                      1,990,310               1,272,034
                                                                            --------------------    -------------------
Cash and cash equivalents at beginning of period                                  $   2,106,084           $   1,848,280
                                                                            ====================    ===================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
            Repayment of notes payable with common stock                          $      58,654           $     315,135
            Payment of interest with common stock                                 $       5,546           $      21,802
            Addition to capital lease obligation for equipment purchases                                  $      41,258
            Addition to aggregate debt payable to significant
              shareholders in exchange for inventory and other
              noncash transactions, net                                                                   $      92,366
                                                                            ====================    ===================
                 Addition to net receivable from significant shareholders
                   in exchange for inventory and other noncash
                   transactions, net                                              $     22,398
                                                                            ====================


SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
            Cash Paid for interest                                                $     47,119
            Cash paid for taxes                                                   $     24,024            $      70,050

                   The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

            Three and Six Month Periods ended June 30, 2005 and 2004


                                   (Unaudited)


Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of June 30, 2005, condensed statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the condensed statements of cash flows for the six month periods ended June 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item
                310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company's") Annual Report for the year ended December 31, 2004 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.


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

                                                             Unaudited                       Unaudited
                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                                                                     -
                                                        2005            2004           2005            2004
                                                   --------------- --------------- -------------- ----------------

                Numerator for basic and diluted
                net income per share                 $  405,951      $  244,684     $  740,111       $  484,499
                                                   =============== =============== ============== ================

                Denominator for basic net income
                    per share:
                   Weighted average shares           15,071,607      14,639,300     15,056,374       14,537,924

                Effect of dilutive securities:
                   Employee/director stock
                    options                           1,065,216       1,061,175      1,172,993        1,045,239
                                                   --------------- --------------- -------------- ----------------
                Dilutive potential common shares      1,065,216       1,061,175      1,172,993        1,045,239

                                                   --------------- --------------- -------------- ----------------
                Denominator for diluted net
                income  per share                    16,136,823      15,700,475     16,229,367       15,583,163
                                                   =============== =============== ============== ================
                Basic net income per share              $  0.03          $ 0.02         $ 0.05           $ 0.03
                                                   =============== =============== =============== ===============

                Diluted net income per share            $  0.03          $ 0.02         $ 0.05           $ 0.03
                                                   =============== =============== =============== ===============

                As of June 30, 2005 and June 30, 2004 there were 735,500 and 714,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.


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

                In August 2002, the Company's Board of Directors, at MediVision's request, authorized the Company to guarantee and/or provide security interests in its assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in the Company's assets, which had been granted in consideration of loans to the Company from MediVision. In December 2002, the Company's Board of Directors approved that the Company enter into and issue a debenture in favor of the banks to act as security for the debt of MediVision, such debenture shall be secured by a first lien on all of the Company's assets. Such debenture and lien were signed in December 2002. On July 20, 2005, the Company's Board of
                Directors approved that the Company replace the existing debentures to the financial institutions with a consolidated debenture to only one financial institution in the amount of $2,000,000.

                In March 2004, the Company's Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005 the Company's Board of Directors approved an additional loan advance of $150,000 for a thirty-day term.

                On February 28, 2005, the Company and MediVision entered into a Loan and Security Agreement and Promissory Note whereby the Company agreed to loan MediVision up to two million dollars ($2,000,000). The loan agreement incorporates the $1,150,000 previously approved by the Company's Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note is secured by 2,409,000 of the 11,130,151 shares of the Company's common stock owned by MediVision. The number of shares is based on the average closing price of shares of the Company during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision sells any shares it owns in the Company during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to the Company to reduce the outstanding amount owed.

                On July 20, 2005, the Company's Board of Directors amended this loan agreement as follows: MediVision repay $1,000,000 to the Company, decreasing the agreed upon loan of $2,000,000 to $1,000,000. The amount of shares securing the loan will increase by 1,141,000. The number of shares is based on the average closing price of shares of the Company during the period covering the last ten (10) business days before the Board's decision, which average closing price was $1.17, discounted by 25%. Pursuant to these additional shares securing the loan the total number of shares securing the loan is 3,550,000 out of the 11,130,151 shares of the Company's common stock owned by MediVision.

                At June 30, 2005 the Company had recorded a net amount due from MediVision of approximately $1,955,558 on the promissory note and approximately $28,539 net, due for products and services.

                On July 28, 2005, pursuant to the aforementioned debenture signed by the Company, MediVision signed the loan agreement with the above-mentioned financial institute and paid back $1,000,000 of the loan; from the Company; reducing the amount MediVision owes the Company on the promissory note to $955,558.

                Sales to MediVision during the six months ended June 30, 2005 and 2004 totaled approximately $405,565 and $280,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of the Company's products.

                During the six-month periods ended June 30, 2005 and 2004, the Company paid approximately $370,000 and $330,000 respectively, to MediVision for research and development performed by MediVision on behalf of the Company As of June 30, 2005, MediVision currently owns approximately 74% of the Company's outstanding common stock.

Note 4.         Stock Based Compensation

                At June 30, 2005, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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

                                                              Unaudited                    Unaudited
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                     ----------------------------- ---------------------------
                                                         2005           2004           2005          2004
                                                     -------------- -------------- ------------- --------------

          Net Income, As Reported                      $   405,951    $   244,684    $  740,111   $    484,499

          Deduct Total Stock-Based Employee
             Compensation Expenses Determined
             Under the Fair Value Based Method
             For all Awards, Net of Related Tax
             Effects                                        (5,030)        (1,078)      (10,060)        (2,165)
                                                     -------------- -------------- ------------- --------------

          Pro Forma Net Income                         $   400,921    $   243,606    $  730,051   $    482,334
                                                     ============== ============== ============= ==============

          Basic Earnings Per Share
              As Reported                              $      0.03    $      0.02    $     0.05   $       0.03
              Pro Forma                                $      0.03    $      0.02    $     0.05   $       0.03

          Diluted Earnings Per Share:
              As Reported                              $      0.03    $      0.02    $     0.05   $       0.03
              Pro Forma                                $      0.03    $      0.02    $     0.05   $       0.03





The fair value of the options granted during the periods indicated was estimated on the date of grant using an option-pricing model.

No options were granted for the three-month period ended June 30, 2005.

In December  2004 the FASB issued  Statement  Number 123 (revised  2004) (FAS 23
(R)), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. For companies filing under Regulation S-B, FAS 123 (R) is effective the beginning of the first annual reporting period that begins after December 15, 2005, which for the Company will be for year ending December 31, 2006. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Note 5.         Warranty Obligations

                The Company generally offers a one-year warranty to its customers. The Company's warranty requires it to repair or replace defective products during the warranty period. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The amount of warranty liability accrued reflects the Company's best estimate of the expected future cost of honoring its obligations under the warranty plans. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

                The following provides a reconciliation of changes in the Company's warranty reserve.


                                                              Unaudited                    Unaudited
                                                          Three Months Ended            Six Months Ended
                                                               June 30,                          June 30,
                                                     ----------------------------- ---------------------------
                                                         2005           2004       2005          2004

       Warranty balance at beginning of period         $ 396,981     $   406,365    $ 505,851     $   438,449

       Net provision (reduction) for current period       54,000         (24,684)      70,250         (30,455)
                                                         (40,968)        (35,438)    (166,088)        (61,750)
                                                     -------------- -------------- ------------- --------------

       Warranty balance at end of period               $ 410,013     $   346,243    $ 410,013     $   346,244
                                                     ============== ============== ============= ==============

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

Overview
--------

      To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all of its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists. The Company recently made a strategic decision to expand its product offering to include the ophthalmic informatics field. Over the last year the Company introduced its Ophthalmology Office line composed of the Electronic Medical Records (EMR) and Enterprise Practice Management (EPM) software products by NextGen Healthcare Information Systems, Inc. and the Company's import modules. This decision has enabled the Company to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices.

     On December 28, 2004, the Company entered into an investment agreement with Dutchess Private Equities Fund II, LP ("Dutchess") for an equity line of credit. Pursuant to the investment agreement, Dutchess agreed to provide the Company with up to $9,000,000 of funding during the thirty month period beginning on the date that the registration statement the Company agreed to file providing for the resale of the shares of common stock issuable under the investment agreement is declared effective by the Securities and Exchange Commission. During this thirty month period, the Company may request a drawdown by selling shares of its common stock to Dutchess, who will be obligated to purchase such shares. The Company has no obligation to request any such drawdown.

     Under a drawdown notice, the Company can request, at its own election, the greater of (A) up to 200% of the average daily volume of the Company's common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the common stock immediately preceding the date of the drawdown notice or (B) $100,000; provided that the Company may not request more than $1,000,000 in any single drawdown. As of June 30, 2005, the Company's registration statement had not been declared effective; accordingly no drawdowns have been made.

     As of  June  30,  2005,  the  Company  had  stockholders'  equity  totaling
$3,230,318  and  its  current  assets   exceeded  its  current   liabilities  by
approximately $3,582,341.

     The convertible loan agreements with Laurus Master Fund. Ltd. ("Laurus") that were entered into during the third quarter of 2003 and the second quarter of 2004, have had a favorable impact on the Company's ratio of current assets to current liabilities. As of June 30, 2005, under the terms of the 2003 convertible loan agreement, Laurus had converted $714,113 of principal and interest into 665,908 shares of the Company's common stock at a conversion price of $1.07 per share. As of June 30, 2004, Laurus had converted $336,937 of principal and interest into 314,894 shares of the Company's common stock at a conversion price of $1.07.

     The following discussion should be read in conjunction with the unaudited interim financial statements and the notes thereto which are included under Item 1 of this Form 10-QSB. In the opinion of management, the unaudited interim period financial statements include all adjustments, all of which are of a normal recurring nature, that are necessary for a fair presentation of the results of the periods.

Critical Accounting Policies
----------------------------

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained in the financial statements is, to a significant extent, financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company's revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 ("SAB 104"), Revenue Recognition in Financial Statements, American Institute of Certified Public accountants ("AICPA"),
Statement of Position ("SOP") 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is
reasonably  assured.   Revenue  from  installation  and  training  services  are
recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used in determining the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of the Company's transactions would not change, the timing of the recognition of such events for accounting purposes could change.

Results of Operations
---------------------

Revenues

     The Company's revenues for the second quarter ended June 30, 2005 were $2,949,579, representing a 23% increase from revenues of $2,403,039 for the second quarter ended June 30, 2004. Revenues for the first six months of fiscal 2005 were $5,789,604, representing a 21% increase from revenues of $4,800,109 for the comparable six months of fiscal 2004. The increase in revenues is due primarily to higher revenues generated from the Ophthalmology Office products, and increased service revenues. Digital angiography systems and Informatics accounted for approximately 85% and 89% of the Company's revenue for the second quarters and six month periods of 2005 and 2004, respectively. Service revenues accounted for approximately 15% and 11% of the Company's revenue for the second quarter and six-month periods of 2005 and 2004, respectively. Revenues from sales of the Company's products to MediVision were approximately $137,900 and $405,565 during the three and six-month periods ended June 30, 2005 and $96,839 and $279,914 for the comparable three and six-month period ending June 30, 2004, respectively.

Gross Margins

     Gross margins were approximately 59% during the second quarter ended June 30, 2005 as compared to 62% for the second quarter ended June 30, 2004. For the six-month period ended June 30, 2005, gross margins were approximately 59% as compared to 61% for the comparable six-month period of 2004. The decrease in margins is a result of an increase in sales of the NextGen Healthcare Information Systems, Inc. software products, which have lower gross margins than the majority of the Company's other products. It is anticipated that the Company's gross margins will decrease as its sales of the NextGen software products become more significant.

Sales and Marketing Expenses

     Sales and marketing expenses accounted for approximately 23% of total revenues during the second quarter of fiscal 2005 as compared to approximately 29% during the second quarter of fiscal 2004. Actual expense levels decreased to $686,390 during the second quarter of 2005 versus $696,325 during the second quarter of 2004. For the first six months of fiscal 2005 and fiscal 2004 such expenses accounted for approximately 24% and 28% of total revenues for the respective six-month periods. These decreases are primarily attributable to an increase in revenues, a static number of sales representatives and lower marketing expenses mainly due to postponement of certain marketing projects.

General and Administrative Expenses

     General and administrative expenses were $325,636 in the second quarter of fiscal 2005 and $258,340 in the second quarter of fiscal 2004. Such expenses accounted for approximately 11% of revenues during the second quarter of 2005 and 2004. For the first six months of fiscal 2005 and 2004 such expenses accounted for approximately 11% of total revenues for the respective six-month periods. Expenses increased to $638,632 from $505,805 during the six-month periods of fiscal 2005 and 2004 respectively. The 2005 expense increase resulted from increased legal expenses and reserves versus a write-down in reserves in 2004.


Research and Development Expenses

     Research and development expenses were $265,404 in the second quarter of fiscal 2005 and $229,950 in the second quarter of fiscal 2004. Such expenses accounted for approximately 9% and 10% of revenues during the second quarter of 2005 and 2004, respectively. For the first six months of fiscal 2005, such expenses accounted for approximately 9% of total revenues as compared to approximately 10% during the comparable six-month period of 2004. The Company focused its recent research and development efforts on new digital image capture products and expects such research and development expenditures to grow as a result of outsourcing its research and development activities to MediVision and other consultants.

Interest and Other Expense, net

     Interest and other expense was $51,029 during the second quarter of fiscal 2005 versus $59,342 during the second quarter of fiscal 2004. For the six-month periods, interest and other expense was $103,618 and $104,667 in fiscal 2005 and fiscal 2004, respectively. These amounts were comprised principally of interest expense, mainly associated with the convertible loans from Laurus and with financing arrangements provided to certain of the Company's customers in connection with sales of its products.

Net Income

     The Company recorded net income of $405,951, or $0.03 per share basic and diluted earnings, for the second quarter ended June 30, 2005 as compared to net income of $244,684 or $0.02 per share basic and diluted earnings for the second quarter ended June 30, 2004. For the six-month periods, the Company recorded net income of $740,111 or $0.05 per share basic earnings and diluted earnings, as compared to $484,499, or $0.03 per share basic and diluted earnings during fiscal 2005 and fiscal 2004, respectively. The increase in earnings per share is mainly attributable to an increase in income between the comparable quarters and six-month periods.


Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $1,009,309 during the six months ended June 30, 2005 as compared to cash used of $135,396 in the six months ended June 30, 2004. The cash generated from operations during the first six months of 2005 was principally from net income for the period, a decrease in inventory, and an increase of current liabilities. The cash used from operations during the first six months of 2004 was principally from increased inventory and a reduction of current liabilities offset partially by net income for the period.

     Cash used in investing activities was $8,750 during the first six months of 2005 as compared to $7,675 during the first six months of 2004. The Company's investing activities consisted of minor purchases of equipment. The Company anticipates continued near-term capital expenditures in connection with increasing its pool of demonstration equipment, and ongoing efforts to upgrade its existing management information and communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flows from operations or other financing arrangements available to the Company.

     The Company used cash in financing activities of $884,785 during the first six months of fiscal 2005 as compared to generating cash of $719,317 during the first six months of fiscal 2004. The cash used in financing activities during the first six months of 2005 was principally from advances on the note receivable from MediVision and repayments of the debt to Laurus. Cash generated in financing activities during the first six months of 2004 was principally from proceeds received from signing the $1,000,000 convertible debt instrument with Laurus and the addition of a capital lease offset by repayments of borrowings and advances under existing arrangements with MediVision.

     As of June 30, 2005 the Company had recorded a net amount due from MediVision of approximately $1,955,558 on the promissory note and approximately $28,558 net amount due for products and services.

     On July 28, 2005, MediVision paid back $1,000,000 of the loan; reducing the amount MediVision owes the Company on the promissory note to $955,558.

      On June 30, 2005 the Company's cash and cash equivalents were $2,106,084. In the foreseeable future, management anticipates having adequate cash flow to fund the daily needs of the company.

     There can be no assurances that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.


      The Company will continue to evaluate alternative sources of capital to meet its growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There are no assurances, however, that any of the contemplated financing arrangements described herein will be available and, even if available, can be obtained on terms favorable to the Company.



ITEM 3.       CONTROLS AND PROCEDURES

          As of the end of the period covered by this Report, management of the Company, with the participation of the Company's Chief Executive Officer
(principal executive officer) and the Company's Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective.

     During the quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a) 31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                    31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

                    32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002
                    ------------------------------------------------------------

               (b)  Reports on Form 8-K

                    Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 5, 2005.

                    Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 10, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OPHTHALMIC IMAGING SYSTEMS
                                           (Company)


                                           By: /s/ Gil Allon
                                               ---------------------------------
                                               Gil Allon,
                                               Chief Executive Officer



                                               /s/ Ariel Shenhar
                                               ---------------------------------
                                               Ariel Shenhar,
                                               Chief Financial Officer


Dated:  August 8, 2005