Form 10QSB
period 2005-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2005-11-14
CIK 885317

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

Commission File Number:    1-11140

                           OPHTHALMIC IMAGING SYSTEMS
        (Exact name of small business issuer as specified in its charter)

    California                                         94-3035367
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

                 221 Lathrop Way, Suite I, Sacramento, CA 95815
                    (Address of principal executive offices)

                                 (916) 646-2020
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   XX                No
             ------                 ------
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

         Yes                     No   XX
             ------                 ------

As of November 11, 2005, 15,457,570 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:

         Yes                     No   XX
             ------                 ------

                           OPHTHALMIC IMAGING SYSTEMS

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2005



PART I   -   FINANCIAL INFORMATION                                          Page

Item 1.      Financial Statements (unaudited)

             Condensed Balance Sheet as of September 30, 2005                  4

             Condensed Income Statements for the Three and
             Nine Months ended September 30, 2005 and September 30, 2004       5

             Condensed Statements of Cash Flows for the Nine Months
             ended September 30, 2005 and September 30, 2004                   6

             Notes to Condensed Financial Statements                           7

Item 2.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        14

Item 3.      Controls and Procedures                                          20


PART II  -   OTHER INFORMATION

Item 1.      Legal Proceedings                                                21


Item 6.      Exhibits and Reports on Form 8-K                                 22

                          PART I-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                           Ophthalmic Imaging Systems

                             Condensed Balance Sheet

                               September 30, 2005

                                   (Unaudited)

Assets
------
Current assets:

        Cash and equivalents                                       $  3,181,256
        Accounts receivable, net                                      2,833,020
        Receivable from related party                                    60,672
        Note receivable from related party                              770,106
        Inventories, net                                                354,310
        Prepaid expenses and other current assets                       416,432
        Deferred income taxes                                         1,029,000
                                                                   ------------
             Total current assets                                     8,644,796
Furniture and equipment, net of accumulated
        depreciation and amortization of $306,636                       115,529
Restricted cash                                                         150,000
Other assets                                                             50,694
                                                                   ------------
             Total assets                                          $  8,961,019
                                                                   ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:

        Accounts payable                                           $    317,266
        Accrued liabilities                                           1,901,954
        Deferred extended warranty revenue                              827,943
        Customer deposits                                               842,954
        Income taxes payable                                              1,649
        Notes payable- current portion                                  776,338
                                                                   ------------
             Total current liabilities                                4,668,104
                                                                   ------------

Noncurrent Liabilities:

        Notes payable, less current portion                             364,660
                                                                   ------------
             Total noncurrent liabilities                               364,660
                                                                   ------------

Stockholders' equity:

        Common stock, no par value, 35,000,000 shares authorized;
             15,337,570 issued and outstanding                       14,776,826
        Accumulated deficit                                         (10,848,571)
                                                                   ------------
             Total stockholders' equity                               3,928,255
                                                                   ------------
             Total liabilities and stockholders' equity            $  8,961,019
                                                                   ============

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                           Condensed Income Statement

                                   (Unaudited)


                                                    Three months ended September 30,             Nine months ended September 30,
                                                      2005                  2004                   2005                   2004
                                                      ----                  ----                   ----                   ----
Net revenues                                     $  3,246,216           $  2,614,798           $  9,035,820           $  7,414,907
Cost of sales

                                                    1,249,701              1,053,576              3,625,713              2,925,522
                                                 ------------           ------------           ------------           ------------
Gross profit                                        1,996,515              1,561,222              5,410,107              4,489,385

Operating expenses:
      Sales and marketing                             781,521                641,828              2,195,917              1,997,834
      General and administrative                      360,291                290,912                998,922                796,716
      Research and development                        327,501                242,847                835,313                720,033
                                                 ------------           ------------           ------------           ------------
          Total operating expenses
                                                    1,469,313              1,175,587              4,030,152              3,514,583
                                                 ------------           ------------           ------------           ------------
Income from operations                                527,202                385,635              1,379,955                974,802
Interest and other expense, net                         6,378                (58,922)               (97,240)              (163,590)
                                                 ------------           ------------           ------------           ------------
Income before income taxes
                                                      533,580                326,713              1,282,715                811,212
Income taxes                                           17,200                                        26,224
                                                 ------------           ------------           ------------           ------------
Net income                                       $    516,380           $    326,713           $  1,256,491           $    811,212
                                                 ============           ============           ============           ============

Shares used in the calculation of basic
        net income per share                       15,263,798             14,975,014             15,125,515             14,683,620
Basic net income per share                       $       0.03           $       0.02           $       0.08                   0.06
                                                 ============           ============           ============           ============

Shares used in the calculation of diluted
        net income per share                       16,427,844             15,981,937             16,295,525             15,716,087
Diluted net income per share                     $       0.03           $       0.02           $       0.08           $       0.05
                                                 ============           ============           ============           ============


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems
                       Condensed Statements of Cash Flows

                                   (Unaudited)


                                                                              Nine months ended September 30,
                                                                                 2005              2004
                                                                                 ----              ----
OPERATING ACTIVITIES:
Net income                                                                   $ 1,256,491      $   811,212
Adjustments to reconcile net income to net cash
       provided by operating activities
            Depreciation and amortization                                         59,703           83,732
            Non-cash interest charge                                               8,011           35,869
            Loss of disposition of equipment                                                        1,499
            Net increase in current assets other
                than cash and equivalents                                     (1,104,642)        (421,255)
            Net decrease (increase) in other assets                               87,236         (150,385)
            Net increase in current liabilities other
                than short-term borrowings                                       830,692            3,293
                                                                             -----------      -----------
Net cash provided by operating activities                                      1,137,491          363,965
INVESTING ACTIVITIES:

Acquisition of furniture and equipment                                           (24,745)         (16,875)
Proceeds from disposition of equipment                                                                890
                                                                             -----------      -----------
Net cash used in investing activities                                            (24,745)         (15,985)
FINANCING ACTIVITIES:
Principal payments on notes payable                                             (254,886)         (16,751)
Proceeds from notes payable, other                                               285,406        1,000,000
Repayment of line of credit, net                                                                 (150,000)
Proceeds from sale of stock                                                       47,680           49,468
Advances to related parties                                                                      (397,729)
Repayments of borrowings under notes
       payable to related party, net                                                             (200,979)
                                                                             -----------      -----------
Net cash provided by  financing activities                                        78,200          284,009
                                                                             -----------      -----------
Net increase in cash and equivalents                                           1,190,946          631,989
Cash and equivalents at beginning of period                                    1,990,310        1,272,034
                                                                             -----------      -----------
Cash and equivalents at end of period                                        $ 3,181,256      $ 1,904,023
                                                                             ===========      ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

            Conversion of notes payable with common stock                    $   210,253      $   580,796
            Conversion of interest with common stock                         $     8,011      $    35,869
            Addition to capital lease obligation for equipment purchases     $                $    41,261
            Addition to aggregate debt payable
              to significant shareholders in exchange for
              inventory and other noncash transactions, net                                   $   (28,215)
                                                                                              ===========
            Addition to net receivable from significant shareholders in
              Exchange for inventory and other noncash transactions, net     $    46,778
                                                                             ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

            Cash paid for interest                                           $    60,478
            Cash paid for taxes                                              $    41,026      $    70,050

         The accompanying notes are an integral part of these unaudited condensed financial statements.

                           Ophthalmic Imaging Systems

                     Notes to Condensed Financial Statements

         Three and Nine Month Periods ended September 30, 2005 and 2004

                                   (Unaudited)

Note 1.         Basis of Presentation

                The accompanying unaudited condensed balance sheet as of September 30, 2005, unaudited condensed income statement for the three and nine month periods ended September 30, 2005 and 2004 and the unaudited condensed statements of cash flows for the nine month periods ended September 30, 2005 and 2004 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems' (the "Company""we,us or our") Annual Report for the year ended December 31, 2004 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

Note 2.         Net Income Per Share

                Basic earnings per share ("EPS"), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.


                                                             Unaudited                       Unaudited
                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                      2005             2004             2005            2004
                                               ----------------------------------------------------------------
Numerator for basic and diluted
net income per share                            $     516,380     $      326,713     $1,256,491     $   811,212
                                                ===============================================================

Denominator for basic net income per share:
   Weighted average shares                         15,263,798         14,975,014     15,125,515      14,683,620

Effect of dilutive securities:
    Stock options                                   1,164,046          1,006,923      1,170,010       1,032,467
                                               ----------------------------------------------------------------
Denominator for diluted net
income  per share                                  16,427,844         15,981,937     16,295,525      15,716,087
                                                ===============================================================
Basic net income per share                      $        0.03     $         0.02     $     0.08     $      0.06
                                                ===============================================================
Diluted net income per share                    $        0.03     $         0.02     $     0.08     $      0.05
                                                ===============================================================

                As of September 30, 2005 and September 30, 2004 there were 744,500 and 714,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

Note 3.         Related Party Transactions

                         During the period of August 2000  through July 1, 2001,
                we executed several promissory notes in favor of MediVision, an Israeli corporation and majority shareholder in our Company. The Short-Term Note had a maximum principal balance of $260,000 available, while the Working Capital Funding Agreement and Amendment No.1 to this agreement provided an additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of our assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of our common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note. In May 2003, we entered in Amendment No. 2 to the Working Capital Funding Agreement and the Short Term Note with MediVision whereby the repayment terms on the debt were extended on all principal and interest due until January 1, 2005. As a result of cash payments and product shipments to MediVision discussed below, the principal and interest was paid during the first quarter of 2004. In June 2003, MediVision exercised its option, as stipulated in the Working Capital Funding Agreement, Amendment No. 1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 shares of common stock.

                         In March 2004,  our Board of Directors  approved a line
                of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005 our Board of Directors approved an additional loan advance of $150,000 for a 30 day term.

                         On March 2, 2005,  we entered  into a Loan and Security
                Agreement and Promissory Note with MediVision (the "Loan Agreement"), whereby we agreed to loan MediVision up to $2,000,000. The Loan Agreement incorporated the $1,150,000 previously approved by our Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note was secured by 2,409,000 shares of our common stock owned by MediVision. The number of shares was based on the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision were to sell any shares of our stock it owns during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to us to reduce the outstanding amount owed. On July 28, 2005, we and MediVision entered into an amendment to the Loan Agreement whereby MediVision repaid $1,000,000 to us, decreasing the agreed upon loan of $2,000,000 to $1,000,000 and the amount of shares securing the loan was decreased by 1,204,500 shares.

                         In August 2002, our Board of Directors, at MediVision's
                request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in our assets, which had been granted in consideration of loans to us from MediVision. In December 2002, our Board of Directors approved our issuance of two debentures in favor of the banks to act as security for the debt of MediVision, which debentures were secured by a first lien on all of our assets. Such debentures and lien were signed in December 2002. The purpose of both debentures was to guarantee and/or provide a security interest for certain debts and liabilities of MediVision. On July 20, 2005, we replaced the existing debentures and lien in favor of the banks that were issued by us in an aggregate amount of up to $1,900,000, with a new debenture and lien in an aggregate amount of up to $2,000,000. One of the terminated debentures was issued in favor of United Mizrahi Bank Ltd. and the other terminated debenture was issued in favor of Bank Leumi Le-Israel. In lieu of the terminated debentures, we entered into a new Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The number of shares securing the Debenture is comprised of the 1,204,500 shares previously securing the promissory note under the Loan Agreement to cover $1,000,000 and 1,141,000 shares of our common stock (which number was based upon the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which was $1.17, discounted by 25%) to cover the second $1,000,000. The amount owed to the financial institutions by MediVision and secured by us as of October 4, 2005 was approximately $2,000,000.

                         As a result of the amendments to the Loan Agreement and
                the Debenture, the total number of shares securing the promissory note under the Loan Agreement, and the Debenture, is 3,550,000 out of the 10,730,851 shares of our common stock currently owned by MediVision.

                         At June 30, 2005 we had  recorded a net amount due from
                MediVision of approximately $1,955,558 on the promissory note and approximately $28,539 net, due for products and services. On July 28, 2005, pursuant to the aforementioned Debenture signed by us, MediVision executed the amended Loan Agreement and paid back $1,000,000 of the loan from us; reducing the amount MediVision owed us on the promissory note to $955,558. On September 20, 2005, pursuant to a Common Stock Purchase Agreement, dated as of September 16, 2005, between MediVision and Meadowbrook Opportunity Fund LLC, MediVision sold 400,000 shares of our common stock to Meadowbrook Opportunity Fund LLC at a price of $1.20 per share.

                MediVision used $240,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $715,558, plus accrued interest under the loan.

                         Pursuant to a Common Stock Purchase  Agreement dated as
                of June 1, 2004 between MediVision and S2 Partners LP, MediVision agreed to sell 550,000 shares of our common stock to S2 Partners LP at a price of $1.35 per share. On June 23, 2004, MediVision, through Nollenberger Capital Partners Inc. acting as its agent, sold an additional 500,000 shares of our common stock at a price of $1.38 per share.

                         Pursuant to a Common Stock Purchase  Agreement dated as
                of September 16, 2005 between MediVision and Meadowbrook Opportunity Fund LLC, MediVision sold 400,000 shares of our common stock to Meadowbrook Opportunity Fund LLC at a price of $1.20 per share. As a result of the foregoing transactions, as of September 23, 2005, MediVision owned approximately 70% of our outstanding common stock.

                             At  September  30, 2005 the Company had  recorded a
                net amount due from MediVision of approximately $770,106 on the promissory note and approximately $60,672 net, due for products and services.

                             Sales to  MediVision  during the nine months  ended
                September 30, 2005 and 2004 totaled approximately $584,200 and $545,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of the Company's products.

                            During the  nine-month  periods ended  September 30,
                2005 and 2004,  the  Company  paid  approximately  $504,000  and
                $401,000 respectively, to MediVision for research and development performed by MediVision on behalf of the Company.

Note 4.         Stock Based Compensation

                At September 30, 2005, the Company had five stock-based compensation plans (the "Plans"). The Company accounts for the Plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under the Plans had an exercise price equal to or above the market value of the underlying common stock on the date of grant.

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


                                                                Unaudited                               Unaudited
                                                            Three Months Ended                      Nine Months Ended
                                                               September 30,                          September 30,
                                                     ---------------------------------------------------------------------
                                                          2005            2004                   2005              2004
                                                     ---------------------------------------------------------------------
Net Income, As Reported                             $   516,380      $   326,713           $   1,256,491      $   811,212

Deduct Total Stock-Based Employee
 Compensation Expenses Determined
 Under the Fair Value Based Method
 For all Awards, Net of Related Tax Effects              (7,449)          (1,078)                (17,509)          (3,244)
                                                     ---------------------------------------------------------------------

Pro Forma Net Income                                $   508,931      $   325,635           $   1,238,982      $   807,968
                                                     =====================================================================

Basic Earnings Per Share

    As Reported                                     $      0.03      $      0.02           $        0.08      $      0.06
    Pro Forma                                       $      0.03      $      0.02           $        0.08      $      0.06

Diluted Earnings Per Share:

    As Reported                                     $      0.03      $      0.02           $        0.08      $      0.05

    Pro Forma                                       $      0.03      $      0.02           $        0.08      $      0.05



The fair value of the options granted during the periods indicated was estimated on the date of grant using an option-pricing model.

There were 40,000 non-qualified options granted for the three-month period ended September 30, 2005 to Merle Symes, a director of the Company. The estimated fair market value of each option granted was $1.23.

On August 2, 2005, the Board of Directors adopted, subject to shareholder approval at the Meeting, the Company's 2005 Stock Option Plan (the "2005 Plan"). The purpose of the 2005 Plan is to enable the Company to provide an incentive to employees (including directors and officers who are employees) and consultants of the Company or its present and future subsidiaries, and to offer an additional inducement in obtaining the services of such individuals.

In December 2004, the FASB issued Statement Number 123 (revised 2004) ("FAS 123 (R")), Share-Based Payments. FAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, such as stock options granted to employees. The Company is required to apply FAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt FAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by FAS 123. FAS 123 (R) is effective for the first reporting period beginning after December 15, 2005, for the Company this will be for the fiscal year ending December 31, 2006. Management has not completed its evaluation of the effect that FAS 123 (R) will have, but believes that its effect will be consistent with previous pro forma disclosures.

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


                                                                 Unaudited                               Unaudited
                                                             Three Months Ended                      Nine Months Ended
                                                                September 30,                           September 30,
                                                     -------------------------------------------------------------------------
                                                           2005                2004                 2005                2004
       Warranty balance at beginning of period          $ 410,013           $ 346,244           $ 505,850           $ 438,450

       Net provision for current period                   173,650              33,516             243,900               3,060
       Warranty costs incurred                            (57,813)            (44,375)           (223,900)           (106,125)
                                                     -------------------------------------------------------------------------
       Warranty balance at end of period                $ 525,850           $ 335,385           $ 525,850           $ 335,385
                                                     =========================================================================

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

Overview
--------

      To date, the Company has designed, developed, manufactured and marketed ophthalmic digital imaging systems and has derived substantially all its revenues from the sale of such products. The primary target market for the Company's digital angiography systems and related products has traditionally been retinal specialists. The Company recently made a strategic decision to expand its product offering to include the ophthalmic informatics field. Over the last year the Company introduced its Ophthalmology Office line composed of the Electronic Medical Records (EMR) and Enterprise Practice Management (EPM) software products by NextGen Healthcare Information Systems, Inc. and the Company's import modules. This decision has enabled the Company to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices.

     As of September 30, 2005,  the Company had  stockholders'  equity  totaling
$3,928,255  and  its  current  assets   exceeded  its  current   liabilities  by
approximately $3,976,692.

     The convertible loan agreements with Laurus Master Fund. Ltd. ("Laurus") that were entered into during the third quarter of 2003 and the second quarter of 2004, have had a favorable impact on the Company's ratio of current assets to current liabilities. As of September 30, 2005, under the terms of the 2003 convertible loan agreement, Laurus had converted $868,177 of principal and interest into 811,381 shares of the Company's common stock at a conversion price of $1.07 per share. As of September 30, 2004, Laurus had converted $649,913 of principal and interest into 607,396 shares of the Company's common stock at a conversion price of $1.07.

     The following discussion should be read in conjunction with the unaudited interim financial statements and the notes thereto which are included under Item 1 of this Form 10-QSB. In the opinion of management, the unaudited interim period financial statements include all adjustments, all of which are of a normal recurring nature, necessary to fairly present the results of the reported periods.

Critical Accounting Policies
----------------------------

     The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained in the financial statements is, to a significant extent, financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company's revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements," American Institute of Certified Public accountants ("AICPA"), Statement of Position ("SOP") 97-2, "Software Revenue Recognition," SOP 98-9, "Modification of SOP 97-2", with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, "Revenue Arrangements with Multiple
Deliverables". As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue from installation and training services are recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used in determining the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of the Company's transactions would not change, the timing of the recognition of such events for accounting purposes may change.


Results of Operations
---------------------

Revenues

     The Company's revenues for the third quarter ended September 30, 2005 were $3,246,216 representing a 24% increase from revenues of $2,614,798 for the third quarter ended September 30, 2004. Revenues for the first nine months of fiscal 2005 were $9,035,820 representing a 22% increase from revenues of $7,414,907 for the comparable nine months of fiscal 2004. The increase in revenues is due to higher revenues generated from the Digital Angiography Systems, Ophthalmology Office products, and service revenues. Digital Angiography Systems and Ophthalmology Office Products accounted for approximately 85% of the Company's revenue for the third quarter and nine-month period ended September 30, 2005. Sales of these products accounted for approximately 88% of the Company's total revenues for the third quarter and nine-month period ended September 30, 2004. Service revenues accounted for approximately 15% of the Company's revenue for the third quarter and nine-month period ended September 30, 2005 compared to approximately 12% of the Company's revenue for the third quarter and nine-month period ended September 30, 2004. Revenues from sales of the Company's products to MediVision were approximately $179,600 and $584,200 during the three-month and nine-month periods ended September 30, 2005 and $266,000 and $545,000 for the comparable three-month and nine-month periods ended September 30, 2004, respectively.

Gross Margins

     Gross margins were approximately 61% for the third quarter ended September 30, 2005 and 60% for the third quarter ended September 30, 2004. For the nine-month period ended September 30, 2005, gross margins were approximately 60% as compared to 61% for the comparable nine-month period of 2004.

Sales and Marketing Expenses

     Sales and marketing expenses accounted for approximately 24% of total revenues during the third quarter of fiscal 2005 as compared to approximately 25% during the third quarter of fiscal 2004. Sales and marketing expenses increased to $781,521 and $641,828 for the third quarter of fiscal 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, sales and marketing expenses accounted for approximately 24% and 27% of total revenues respectively. Sales and marketing expenses increased to $2,195,917 from $1,997,834 during the nine months ended September 30, 2005 and 2004, respectively. The increases are primarily attributable to increased commissions resulting from increased revenues, the addition of two new sales representatives, and higher marketing expenses from the Company's largest tradeshow in Chicago this year.

General and Administrative Expenses

     General and administrative expenses were $360,291 in the third quarter of fiscal 2005 and $290,912 in the third quarter of fiscal 2004. Such expenses accounted for approximately 11% of revenues during the third quarter of 2005 and 2004. For the first nine months of fiscal 2005 and 2004 such expenses accounted for approximately 11% of total revenues for the respective nine-month periods. Actual expenses increased to $998,922 from $796,716 during the nine-month periods of fiscal 2005 and 2004, respectively. The 2005 increase resulted from increased legal expenses and reserves in contrast to a write-down in reserves in 2004.

Research and Development Expenses

     Research and development expenses were $327,501 in the third quarter of fiscal 2005 and $242,847 in the third quarter of fiscal 2004. Such expenses accounted for approximately 10% and 9% of revenues during the third quarter of 2005 and 2004, respectively. For the first nine months of fiscal 2005 and 2004, research and development expenses accounted for approximately 9% and 10% of revenues, respectively. The Company focused its recent research and development efforts on new digital image capture products, and expect such research and development expenditures to grow as a result of outsourcing its research and development activities to MediVision and other consultants.

Interest and Other Expense, net

     Interest and other expenses were ($6,378) during the third quarter of fiscal 2005 versus $58,922 during the third quarter of fiscal 2004. Interest and other expenses were $97,240 and $163,590 in the third quarters of fiscal 2005 and fiscal 2004, respectively. These amounts were comprised principally of interest expense, mainly associated with the convertible loans from Laurus and with financing arrangements provided to certain of the Company's customers in connection with sales of its products. The decrease of interest and other expenses is due to an increase in interest income related to the intercompany receivable with MediVision.

Net Income

     The Company recorded net income of $516,380, or $0.03 per share basic and diluted earnings for the third quarter ended September 30, 2005 as compared to net income of $326,713 or $0.02 per share basic and diluted earnings for the third quarter ended September 30, 2004. For the nine-month periods, the Company recorded net income of $1,256,491 or $0.08 earnings per share basic and diluted as compared to $811,212, or $0.06 earnings per share basic and $0.05 per share diluted during fiscal 2005 and fiscal 2004, respectively. The increase in earnings per share is mainly attributable to an increase in income between the comparable quarters and nine-month periods.

Liquidity and Capital Resources
-------------------------------

     The Company's operating activities generated cash of $1,137,491 during the nine months ended September 30, 2005 as compared to generating cash of $363,965 during the nine months ended September 30, 2004. The cash generated by operations during the first nine months of 2005 was principally from net income for the period and an increase in customer deposits, partially offset by increased receivables and prepaid assets. The cash generated from operations during the first nine months of 2004 was principally from net income for the period which amounts were partially offset by increased inventory and receivables.

     Cash used in investing activities was $24,745 during the first nine months of 2005 as compared to $15,985 during the same period for 2004. The Company's investing activities in 2005 and 2004 consisted of minor purchases of equipment. The Company anticipates continued near-term capital expenditures in connection with ongoing efforts to upgrade its existing management information and communication systems. The Company anticipates that related expenditures, if any, will be financed from cash flows from operations or other financing arrangements available to the Company.

     The Company generated cash from financing activities of $78,200 during the first nine months of fiscal 2005 as compared to generating cash of $284,009 during the comparable nine-month period of fiscal 2004. The cash generated from financing activities during the first nine months of 2005 was primarily due to a payment from MediVision of an intercompany receivable, offset by monthly payments of the debt instrument to Laurus. The cash generated during the same nine-month period in 2004 was principally from proceeds received from the signing of the $1,000,000 convertible debt instrument with Laurus and the addition of a capital lease offset by repayments of borrowings and advances under existing arrangements with MediVision.

     During the nine-month period, MediVision paid back $1,240,000 of the loan; reducing the amount MediVision owes the Company on the promissory note to $715,558, plus accrued interest as of September 30, 2005

     As of September 30, 2005, the Company had recorded a net amount due from MediVision of $770,106 on the promissory note, including interest, and $60,672 net amount due for products and services.

     On September 30, 2005, the Company's cash and cash equivalents were $3,181,256. In the foreseeable future, management anticipates having adequate cash flow to fund the daily needs of the Company.

     There can be no assurances, however, that the Company will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

     As of the end of the  period  covered  by this  Report,  management  of the
Company,  with  the  participation  of the  Company's  Chief  Executive  Officer
(principal executive officer) and the Company's Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company's "disclosure controls and procedures," as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, these officers concluded that, as of September 30, 2005, the Company's disclosure controls and procedures were effective.

     During the quarter ended September 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               On August 20, 2004, the United States District Court for the Eastern District of California granted in part the Company's application for a preliminary injunction against certain of the defendants. In December 2004, the Court dismissed Johnny Justice, Jr. as an individual and Justice Ophthalmics, Inc. from the case. In October 2005 OIS settled its claims against defendant Zeta Development Labs, Inc.Trial in the matter currently is scheduled for April 2006.

               Other than the action referred to above and immaterial claims in the ordinary course of business, to our knowledge, there are no material legal proceedings presently pending or threatened to which we (or any of our directors or officers in their capacity as such) are, or may be, a party or to which our property is, or may be, subject.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)

         31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

         31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002

         32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K

             Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 25, 2005.

             Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 29, 2005.

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