Form 10KSB
period 2005-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2006-03-28
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ TO _____________

Commission File No. 1-11140

OPHTHALMIC IMAGING SYSTEMS
(Name of small business issuer in its charter)

California	94-3035367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Lathrop Way, Suite I, Sacramento, CA	95815
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (916) 646-2020

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, no par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer's revenues for its most recent fiscal year were $13,650,507.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 22, 2006 was approximately $13,196,306 based upon the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February 22, 2006, there were 16,085,652 issued and outstanding shares of the issuer's common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

OPHTHALMIC IMAGING SYSTEMS
FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Table of Contents

PART I

As used herein, “OIS,” “we,” “us,” “our” and the “Company” refer to the Ophthalmic Imaging Systems.

PART I

Item 1.       DESCRIPTION OF BUSINESS.

Ophthalmic Imaging Systems (the "Company" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company, headquartered in Sacramento, California, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. The Company’s products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

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

The Company entered into the Ophthalmic Picture Archiving and Communications Systems (“PACS”) software market during 2004, enabling medical staff to access new and archived images remotely, improving the environment in which to diagnose patients. The ability to instantaneously share information between locations allows specialists to manage more patients’ in separate locations quickly and efficiently. The Ophthalmic PACS system can be completely integrated with our customers existing infrastructure, including image acquisition, image analysis, short- and long-term storage, archiving, disaster recovery, viewing, and monitoring.

The Company has also entered into the Electronic Medical Records (“EMR”) and the Enterprise Practice Management (“EPM”) markets. To that end, it signed an agreement on June 30, 2003 with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems Inc. (Nasdaq:QSII), a leading provider of such software platforms to the practitioners market and sale of their products to the ophthalmic market.

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

Over the past 40 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. The Company's WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored on CD-ROM or DVD-ROM. The Company offers a variety of networking and printer options.

The Company's WinStation systems also are used by ophthalmologists to perform indocyanine green ("ICG") angiography. ICG angiography is a diagnostic test procedure used in the treatment of patients with Age-related Macular Degeneration (“AMD”), a leading cause of blindness afflicting over 5 million people in the United States. ICG angiography, used for approximately 5% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

Ophthalmology Office

The Company has expanded its offerings in ophthalmic informatics to provide comprehensive solutions for the ophthalmic industry. The Company provides its own Ophthalmic PACS and recently entered the EMR and EPM markets through a strategic alliance with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems Inc. (Nasdaq:QSII), a leading provider of EMR and EPM software platforms expanding its product portfolio with Ophthalmology Office.

Digital Slit Lamp Imager (DSLI)

The DSLI is intended for use by a majority of eye care practitioners, including most ophthalmologists and optometrists, with an emphasis on imaging the front of the eye. Slit lamps are imaging devices used in virtually all-ophthalmic and optometric practices. The DSLI adapts to most slit lamp models and is capable of real-time video capture, database management and archiving.

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

The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the Company's digital imaging system products. The Company believes there are now over 9,000 fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,200 units per year at an average per unit selling price of approximately $24,000. Of total cameras worldwide, including new and previously owned, a significant number are suitable to be interfaced with Company digital imaging systems.

Currently the Company knows of five manufacturers of fundus cameras. These manufacturers produce a total of 22 models, 9 current and 13 legacy models for which the Company has designed optical and electronic interfaces for each of them.

The primary target market for the Ophthalmology Office are the retinal specialists and general ophthalmologists who, combined, number approximately 16,000 in the United States.

The primary target market for digital angiography systems are retinal specialists who number approximately 2,000 in the United States. The Company's digital imaging system sales have been driven in this segment by both fluorescein and ICG angiography. The Company expects the demand for digital angiography to continue, as it is becoming a standard of care. The primary target market for the DSLI product is the optometrist market, the majority of whom are among the approximately 29,000 practicing in the United States, which number includes those employed by or affiliated with retail optometry organizations; retinal specialists and general ophthalmologists who, combined, number approximately 16,000 in the United States; 5,000 retail optometry chain outlets in the United States; and teaching institutions and military hospitals.

Sales, Marketing and Distribution

The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2005, the Company's sales and marketing organization consisted of a national sales manager as well as nine territory sales representatives and eleven product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contractors to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

Internationally, the Company utilizes ophthalmic distributors that sell the Company's products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision, the Company’s parent and CCS Pawlowski GmbH, an affiliate (“CCS”) serve as the principal distributors of the Company's products in Europe and certain other international markets.

Under the Distribution Agreement with MediVision, dated as of January 1, 2004, OIS appointed MediVision to be its exclusive distributor of certain products in Europe, Africa, Israel and India (the “MV Territory”). In return, MediVision agreed, among other things (as confined to the MV Territory), (1) to use its best efforts in promoting, marketing and selling those certain products, (2) to service customers who purchased those certain products from MediVision, (3) to diligently advertise the products, (4) to refrain from manufacturing, distributing or marketing any items which will compete directly with the products, and (5) to provide OIS with a 12 month forecast of their intended purchases every 3 months. Under the agreement, MediVision must purchase the specified quota of the products. If MediVision fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2005 was $700,000, which shall increase by at least 10% the next year. For the sale of WinStation products, all distributors, including MediVision, receive a tiered volume discount based on the amount ordered. The agreement, as amended on December 9, 2005, and effective October 1, 2005, increased the discount percentages and are summarized in tabular format below. The initial term of the agreement is for two years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice. Subject to an addendum between the parties dated December 9, 2005, MediVision purchased amounts include amounts purchased from OIS by CCS, MediVision’s Germany subsidiary.

Distribution Agreement with MediVision[1]
Purchase Range	Discount
$0 - $249,999	0%
$250,000 - $499,999	10%
$500,000 - $749,999	20%
$750,000 - $999,999	30%
$1,000,000 and above	40%

1 This same volume discount structure is available to all OIS distributors who deal in Winstation products.

Under the Distribution Agreement with CCS, dated February 14, 2006, OIS appointed CCS, as its exclusive distributor of certain products in Germany and Austria (the “Territory”). In return, CCS agreed, among other things (as confined to the Territory), (1) to use its best efforts in promoting, marketing and selling the Distribution Products, (2) to service customers who purchased distribution products from CCS, (3) to diligently advertise the Distribution Products, (4) to refrain from manufacturing, distributing or marketing any items which will compete directly with the Distribution Products, and (5) to provide OIS with a 12 month forecast of their intended purchases every 12 months. Under the agreement, CCS must purchase the specified quota of Distribution Products. If CCS fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The initial quota is Euro 279,000, all subsequent quotas will be agreed upon between the parties at the beginning of each year. If no quota is agreed upon, the preceding year’s quota will carry forward. For the sale of certain products, CCS will receive a tiered volume discount based on the amount ordered. The discounts are summarized in tabular format below. The initial term is for two years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 3 months prior written notice.

Distribution Agreement with CCS
Applicable Dates	Description	Discount
October - December 2005	0-4 WinStation Systems	40%
	5 or more WinStation Systems	42.5%
2006 and 2007, numbers based on each calendar year	If CCS purchases less than 50% of its DSN2006 or DSN2007, as applicable, from OIS	35%
	If CCS purchases more than 50% but less than 80% of its DSN2006 or DSN2007, as applicable, from OIS	40%
	If CCS purchases more than 80% of its DSN2006 or DSN2007, as applicable, from OIS	42.5%

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

The Company has been audited by the Food and Drug Administration (the "FDA") and was deemed to conform to Good Manufacturing Practices ("GMP"). The Company has 510(k)'s on file for its digital angiography products.

Components, Raw Materials and Suppliers

As a systems integrator, a significant number of the major hardware components in the Company's products are procured from sole source vendors. Whenever possible, however, the Company seeks multiple vendor sources from which to procure its components. Moreover, the Company works closely with its principal component suppliers, such as Dell Computer, MegaVision, Lumenera, and the rest of its vendors to maintain dependable working relationships and to continually integrate into the manufacturing of its products, whenever possible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect the Company.

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

The Company is aware of one competitor for the Ophthalmic PACS, which develops a similar solution, but it has minimal market presence.

The Company is aware of a few competitors for the EMR/EPM products, namely Allscripts, GE, and A4, which provide solutions for the multi-specialty medical market, including the ophthalmic market and a few smaller competitors, namely HCIT, Eye Doc and Compulink, which provide the EMR/EPM solutions predominantly to the eye care market.

The Company is aware of five primary competitors for the DSLI, namely Veatch, MVC, Kowa, Helioasis and Lombart. Additionally, there are approximately four other companies, which manufacture similar systems, but these systems currently have minimal market presence.

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

The NextGen(R) software products platforms of EPM (Enterprise Practice Management) and EMR (Electronic Medical Records) allows us to broaden our product offerings to the ocular health care industry. Despite this value added reseller, “VAR,” agreement, there is no guarantee that our sales efforts in this new endeavor will be successful in the future. Long sales cycles, new sales training requirements and potential resistance to the initial high cost of the software may be among those factors contributing to us not being successful in reselling these products.

If we do experience any degree of success in reselling these products, our gross margin could be negatively impacted. Our gross margin on the reselling of these products is lower than the majority of the products that we currently market.

Research and Development

The Company's net research and development expenditures in the years ended December 31, 2005 and 2004 were approximately $1,112,000 and $988,000, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to substantially increase. MediVision Medical Imaging Ltd, our parent company (“MediVision”) and other outsourced consultants currently conduct most of the research and development for the Company.

MediVision performs our research and development pursuant to a Research and Development Services Agreement dated as of January 1, 2004. Under this agreement, MediVision agreed to use its best efforts to develop a WinStation in accordance with OIS specifications included therein and OIS, in turn, agreed to pay, in monthly payments, 112% of MediVision’s research and development costs incurred in connection with developing the WinStation. The initial term of the agreement is for two years, to be automatically renewed for additional 12 month periods unless terminated by either party upon 6 months prior written notice. The agreement is exclusive in that during the effective period OIS may not receive research and development services relating to the WinStation from other parties without MediVision’s prior written consent. Also under the agreement, MediVision must obtain OIS’ written approval prior to incur any new research and development expenses in connection thereunder. Moreover, the parties agreed to render to each other, all reasonable assistance in obtaining any regulatory approvals required in connection with the WinStation or any other results of the research and development services performed under the agreement. The parties also agreed that upon termination, (1) for 12 months, each party must maintain insurance reasonable to cover its liabilities, (2) for 24 months, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, unless mutually agreed, (3) for 18 months, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, unless mutually agreed, and (4) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts, unless mutually agreed.

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

The Company has registered trademarks for “AutoMontage,” and “Ophthalmology Office.”

In the event that any of the Company's products infringe patents, trademarks or proprietary rights of others, the Company may be required to modify the design of such products, change the names under which the products or services are provided or obtain licenses. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. There can be no assurance that the Company's patents or trademarks, if granted, would be upheld if challenged or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if the Company's products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

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

Government Regulation

The marketing and sale of the Company's products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act ("FDCA"), the Company is required to file, and has submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning the Company's diagnostic imaging systems, including its DSLI. The FDA has approved the Company's pre-marketing notification submittals, thereby granting the Company permission to market its products, subject to the general controls and provisions of the FDCA. The classification of the Company's products require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because the Company is engaged in international sales, the Company's products must satisfy certain manufacturing requirements and may subject the Company to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

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

Insurance

The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as directors and officers insurance, flood insurance, and product liability insurance. As of December 31, 2005, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

Employees

As of December 31, 2005, the Company had 51 employees, all of which were full-time. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

Item 2.  Description of Property

The Company leases under a noncancelable triple net lease expiring in June 2007, approximately 10,200 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays minimum monthly lease payments, with respect to these properties, in the aggregate of approximately $9,200. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to significantly renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

Item 3.  Legal Proceedings

On March 9, 2004, we filed a civil action in the United States District Court for the Eastern District of California against several of our former employees, led by former vice-president Mark Fukuhara, who have been doing business for the last two years as Imaging Service Group (ISG) and Zeta Development Laboratories in El Dorado Hills, California, and several affiliated persons and companies, including Dale Brodsky, Eyepictures, Inc., Johnny Justice Jr., and two of his ophthalmic equipment businesses, Zeta Development Labs, Inc. (doing business as Justice Diagnostic Imaging) and Justice Ophthalmics, Inc. The complaint alleges claims for misappropriation of trade secrets, violations of the federal computer fraud and abuse act, copyright infringement, breach of contract, interference with contract, and false advertising. In January 2006, we amended our complaint to include a claim for conversion based upon the alleged taking by some of the defendants of our imaging system equipment from our premises. The complaint seeks monetary damages as well as injunctive relief against the defendants.

On August 20, 2004, the United States District Court for the Eastern District of California granted in part our application for a preliminary injunction against certain of the defendants. In December 2004, the Court dismissed Johnny Justice, Jr. as an individual and Justice Ophthalmics, Inc. from the case. In October 2005, we reached a settlement of the case with Zeta Development Labs, Inc., under the terms of which Zeta Development Labs turned over to OIS the rights to its imaging systems and technology and agreed to stop selling the systems and was dismissed from the case. On February 23, 2006, the remaining defendants reached an agreement to resolve all remaining claims pursuant to a settlement agreement, to be reduced to writing, under which OIS will receive payment of $200,000 and the claims against the defendants will be dismissed.

Other than the action referred to above and immaterial claims in the ordinary course of business, to our knowledge, there are no material legal proceedings presently pending or threatened to which we (or any of our directors or officers in their capacity as such) are, or may be, a party or to which our property is, or may be, subject.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 2005 Annual Meeting of Shareholders held on December 12, 2005, the following matters were voted upon and adopted by the votes indicated:

	For	Withheld	Against	Abstain
To elect five individuals to serve as the Board of Directors of the Company until the next annual meeting of shareholders and until their successors are elected and qualified (1) (2)	13,603,043	3,933	--	--

To ratify the selection by the Board of Directors of Perry-Smith LLP to be the independent registered public accountants with respect to the audit of the Company's financial statements for the fiscal year ended December 31, 2005	13,593,944	--	12,966	66
To approve the Company’s 2005 stock option plan.	9,671,694	--	178,225	3,697

(1)	The following were elected to serve as directors at the Annual Meeting of Shareholders: Gil Allon, Ariel Shenhar, Yigal Berman, Michael Benoff and Merle Symes,

(2)
Reflects votes cast for, and withheld for Gil Allon and Merle Symes; Michael Benoff received 13,599,043 votes for and 7,933 votes withheld; Ariel Shenhar received 13,602,910 votes for and 4,066 votes withheld; Yigal Berman received 13,602,877 votes for and 4,099 votes withheld.

There were 1,775,594 non-votes with respect to the election of the Board members and the ratification of Perry-Smith LLP. There were 5,528,954 non-votes with respect to the approval of the Company’s 2005 stock option plan.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

The Company’s shares of common stock, no par value, have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol "OISI" since May 28, 1998 and prior thereto on the Nasdaq Small-Cap Market. The following table sets forth the high and low prices for the Company's common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended December 31, 2005		Year Ended December 31, 2004
	Low Bid	High Ask	Low Bid	High Ask
First Quarter	0.95	1.35	0.75	1.35
Second Quarter	0.72	1.37	0.86	1.55
Third Quarter	1.10	1.40	0.50	1.40
Fourth Quarter	1.08	1.65	0.55	1.15

On February 22, 2006, the closing price for the Company's common stock, as reported by the Nasdaq OTC Bulletin Board, was $1.98 per share and there were approximately 128 shareholders of record.

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

Equity Compensation Plans

The following table sets forth certain information, as at December 31, 2005, with respect to the Company's equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	640,500(a	)	$0.71	861,000(b	)

Equity compensation plans not approved by security holders	1,467,043(c	)	$0.48	134,999(d	)

Total	2,107,543		$0.55	995,999

(a)	Represents 1,500 options granted under the Company’s 1992 Stock Option Plan under which no further options may be granted and 639,000 options granted under the Company’s 2003 Stock Option Plan.

(b)
Represents 111,000 shares available for grant under the 2003 Stock Option Plan and 750,000 shares available for grant under the 2005 Stock Option Plan to the Company’s employees, directors , and consultants. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(c)
Includes 60,000 shares subject to options granted under the Company's 1997 Stock Option Plan under which no further options may be granted, 1,333,333 shares subject to options granted under the 2000 Stock Option Plan (the "2000 Plan"), and 73,710 options granted under individual stock option plans. (For material terms of the 1997 and 2000 Stock Option Plans, see the Notes to Financial Statements, footnote 8.)

(d)
Includes 134,999 shares available for future grant under the 2000 Plan, to employees and directors of, consultants to, and to non-employee directors of the Company. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the applicable plan.

Item 6. Management's Discussion and Analysis or Plan of Operation.

General

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 6, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. (There also are other factors that we do not describe, generally, because we currently do not perceive them to be material that could cause actual results to differ materially from our expectations.) Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements, and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and has derived substantially all of its revenues from the sale of such products. The primary target market for our digital angiography systems and related products has been retinal specialists and general ophthalmologists.

In October 2001, MediVision, our parent company, signed an agreement to acquire a minority interest by Agfa Gevaert N.V. thus creating an alliance for joint development and marketing of an integrated, digital Ophthalmology PACS solution. These marketing efforts are anticipated to be implemented first in the US market, and are to include efforts by us. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between us and MediVision.

In June 2003, we signed a licensing agreement with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems, Inc. Under the terms of the agreement, we are a value added reseller of two computer-based practice management and medical records products: NextGen(R) Electronic Medical Records (EMR) and NextGen(R) Enterprise Practice Management (EPM).

This strategic business alliance diversifies our product portfolio, enabling us to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices. The NextGen(R) EMR system creates and maintains complete medical records with minimal effort while it streamlines workflow, controls utilization, and manages critical data related to patient care outcomes. The NextGen(R) EPM system is a complete physician management system that provides a common registration system, enterprise-wide appointment scheduling, referral tracking, clinical support, a custom report writer, and patient financial management based on a managed care model.

In May 2003, we entered into a $150,000 line of credit agreement with our bank. Our line is secured by a pledged investment with the bank equal to the amount of the line of credit. The interest charged on the line of credit is at the prime rate and is due monthly. Advances on the line of credit mature on September 10, 2008.

In September 2003, we entered into a $1,200,000 debt agreement with Laurus Master Fund, Ltd (“Laurus”) in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into our common stock at a fixed conversion price of $1.07. We also issued seven-year warrants to Laurus to purchase 375,000 shares of Common Stock at exercise prices ranging between $1.23 and $1.61 per share. On January 24, 2006, we re-paid all amounts outstanding under this convertible note.

In April 2004, we entered into a $1,000,000 debt agreement with Laurus in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into our common stock at a fixed conversion price of $1.22. We also issued five-year warrants to Laurus to purchase 313,000 shares of our common stock at exercise prices ranging between $1.40 and $1.83 per share. On January 20, 2006, Laurus converted all amounts outstanding under this convertible note into 528,082 shares of our common stock.

On December 28, 2004, we entered into an investment agreement with Dutchess Private Equities Fund II, LP (“Dutchess”) providing for an equity line of credit. Pursuant to the investment agreement, Dutchess has agreed to provide us with up to $9,000,000 of funding during the thirty-month period beginning on the date that the registration statement we agreed to file providing for the resale of the shares of common stock issuable under the investment agreement is declared effective by the Securities and Exchange Commission (the “SEC”). During this thirty-month period, we may request a drawdown under the investment agreement by selling shares of its common stock to Dutchess, and Dutchess will be obligated to purchase the shares. We are under no obligation to request any drawdowns under the investment agreement.

The amount that we can request in any drawdown notice is, at our election, the greater of (A) up to 200% of the average daily volume of our common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the common stock immediately preceding the date of the drawdown notice or (B) $100,000; provided that we may not request more than $1,000,000 in any single drawdown. As of December 31, 2005, our registration statement was not declared effective; accordingly, no drawdowns have been made.

At December 31, 2005, we had stockholders’ equity of $4,624,198 and our current assets exceeded its current liabilities by $4,617,125. The 2003 and 2004 convertible loan agreements with Laurus have had a favorable impact on our current ratio.

There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

MediVision Transactions

From August 2000 through July 1, 2001, we executed several promissory notes in favor of MediVision, an Israeli corporation and majority shareholder in our Company. The Short-Term Note had a maximum principal balance of $260,000 available, while the Working Capital Funding Agreement and Amendment No.1 to this agreement provided an additional funding of $2,500,000. Both Notes and the Amendment bear interest at the rate of 9.3% per annum and are secured by all of our assets. The principal amount outstanding, together with any and all accrued interest on the Working Capital Note and Amendment, was payable by August 31, 2003, except that MediVision may, at its option, at any time convert any amount of principal and interest then outstanding into shares of our common stock at a conversion price of $.80 per share on the Working Capital Note and $0.185 per share on the Amendment No.1 to the Working Capital Note. In May 2003, we entered into Amendment No. 2 to the Working Capital Funding Agreement and the Short Term Note with MediVision whereby the repayment terms on the debt were extended on all principal and interest due until January 1, 2005. As a result of cash payments and product shipments to MediVision discussed below, the principal and interest was paid during the first quarter of 2004. In June 2003, MediVision exercised its option, as stipulated in the Working Capital Funding Agreement, Amendment No. 1, to convert $1,150,000 of principal and interest at a conversion price of $0.185 per share into 6,216,216 shares of common stock.

In March 2004, our Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005, our Board of Directors approved an additional loan advance of $150,000 for a 30-day term.

On March 2, 2005, we entered into a Loan and Security Agreement and Promissory Note with MediVision (the "Loan Agreement") whereby we agreed to loan MediVision up to $2,000,000. The Loan Agreement incorporated the $1,150,000 previously approved by our Board of Directors. Under the agreement, interest is 7.25% per annum and was paid on February 28, 2006, along with all outstanding principal due at that date. The Promissory Note was secured by 2,409,000 shares of our common stock owned by MediVision. The number of shares was based on the average closing price of our common stock during the last ten (10) business days of February 2005, which was $1.11, discounted by 25%. In the event that MediVision were to sell any shares of our stock it owns during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to us to reduce the outstanding amount owed. On July 28, 2005, we and MediVision entered into an amendment to the Loan Agreement whereby MediVision repaid $1,000,000 to us, decreasing the agreed upon loan of $2,000,000 to $1,000,000 and the amount of shares securing the loan was decreased by 1,204,500 shares.

In August 2002, our Board of Directors, at MediVision's request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in our assets, which had been granted in consideration of loans to us from MediVision. In December 2002, our Board of Directors approved our issuance of two debentures in favor of the financial institutions to act as security for the debt of MediVision, which debentures were secured by a first lien on all of our assets. Such debentures and lien were signed in December 2002. The purpose of both debentures was to guarantee and/or provide a security interest for certain debts and liabilities of MediVision. On July 20, 2005, we replaced the existing debentures and lien in favor of the banks that we issued in an aggregate amount of up to $1,900,000, with a new debenture and lien in an aggregate amount of up to $2,000,000. One of the terminated debentures was issued in favor of United Mizrahi Bank Ltd. and the other terminated debenture was issued in favor of Bank Leumi Le-Israel. In lieu of the terminated debentures, we entered into a new Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The number of shares securing the Debenture is comprised of the 1,204,500 shares previously securing the promissory note under the Loan Agreement to cover $1,000,000 and 1,141,000 shares of our common stock (based on the average closing price of our common stock during the last ten (10) business days of February 2005, which was $1.17, discounted by 25%) to cover the second $1,000,000. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2005 was approximately $2,000,000.

As a result of the amendments to the Loan Agreement and the Debenture, the total number of shares securing the promissory note under the Loan Agreement and the Debenture, is 3,550,000 out of the 9,420,851 shares of our common stock owned by MediVision as of February 22, 2006.

At June 30, 2005 we had recorded a net amount due from MediVision of approximately $1,955,558 on the promissory note and approximately $28,539 net, due for products and services. On July 28, 2005, pursuant to the aforementioned Debenture signed by us, MediVision executed the amended Loan Agreement and paid back $1,000,000 of the loan from us; reducing the amount MediVision owed us on the promissory note to $955,558. On September 20, 2005, pursuant to a Common Stock Purchase Agreement, dated as of September 16, 2005, between MediVision and Meadowbrook Opportunity Fund LLC, MediVision sold 400,000 shares of our common stock to Meadowbrook Opportunity Fund LLC at a price of $1.20 per share. MediVision used $240,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $717,556, plus accrued interest under the loan. On December 8, 2005, MediVision sold 310,000 shares to the clients of an institutional investor at the price per share of $1.45. MediVision used $225,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $492,556, plus accrued interest under the loan. On February 14, 2006, MediVision sold 1 million shares of our common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share. MediVision used $492,556 of the proceeds from this sale to repay the remaining principal balance of the aforementioned loan to us.

Pursuant to a Common Stock Purchase Agreement dated as of June 1, 2004 between MediVision and S2 Partners LP, MediVision sold 550,000 shares of our common stock to S2 Partners LP at a price of $1.35 per share. On June 23, 2004, MediVision, through Nollenberger Capital Partners Inc. acting as its agent, sold an additional 500,000 shares of our common stock at a price of $1.38 per share.

As a result of the foregoing transactions, on December 31, 2005 and February 22, 2006, MediVision owned approximately 67% and 59%, respectively, of our outstanding common stock.

New Accounting Pronouncements.

Financial Accounting Pronouncement SFAS 123(R)

In December 2004 the FASB issued Statement Number 123 (revised 2004) (SFAS 23 (R)), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by SFAS 123. SFAS 123 (R) is effective for the first reporting period beginning after June 15, 2005. For companies filing under Regulation S-B, SFAS 123 (R) is effective the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No. 123(R) beginning in the quarter ending March 31, 2006. Management has not completed its evaluation of the effect that SFAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

Financial Accounting Pronouncement SFAS 151

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

Financial Accounting Pronouncement SFAS 154

On June 7, 2005, the FASB issued Statement No. 154 (SFAS 154), Accounting Changes and error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS no. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Critical Accounting Policies

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained in the financial statements is, to a significant extent, financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. The Company’s revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements,” American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2”, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue from installation and training services are recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used in determining the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of the Company’s transactions would not change, the timing of the recognition of such events for accounting purposes may change.

Results of Operations

Selected Financial Data

	Years Ended December 31,
	2005	2004	2003

Statement of Operations Data:

Net revenues	$13,650,507	$11,293,592	$10,336,138

Cost of sales	5,766,883	4,793,518	4,526,564

Gross profit	7,883,624	6,500,074	5,809,574

Operating expenses:
Sales, marketing, general and administrative	4,882,005	4,113,609	3,804,909
Research and development	1,112,023	987,769	702,020

Total operating expenses	5,994,028	5,101,378	4,506,929
Income from operations	1,889,596	1,398,696	1,302,645

Other expense, net	(187,342)	(252,100)	(269,451)

Net income before provision for income tax benefit	1,702,254	1,146,596	1,033,194

Provision for income tax benefit	53,000	558,000	405,000

Net income	$1,755,254	$1,704,596	$1,438,194

Basic earnings per share	$0.12	$0.12	$0.13

Shares used in the calculation of basic earnings per share	15,205,689	14,771,112	11,267,493

Diluted earnings per share	$0.11	$0.11	$0.12

Shares used in the calculation of diluted earnings per share	16,530,277	15,772,214	11,877,205

Statement of Cash Flows Data:

Net cash provided by operating activities	$1,807,858	$1,116,940	$258,304
Net cash used in investing activities	(33,500)	(22,625)	(175,360)
Net cash provided by (used in) financing activities	176,038	(376,039)	805,856

Net increase in cash and cash equivalents	$1,950,396	$718,276	$888,800

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenues

We decided to present installation income within our revenues, versus a net effect within sales and marketing expenses. We reclassified the respective 2004 amounts for comparative purposes.

Our revenues for the year ended December 31, 2005 were $13,650,507 ($13,013,510 without installation revenue) representing an increase of approximately 21% from revenues of $11,293,592 ($10,818,379 without installation revenues) for the year ended December 31, 2004. The increased revenues for 2005 include revenues from Winstation sales, including installation, Ophthalmology Office sales, and service revenues. Digital angiography systems and Ophthalmology Office products accounted for approximately 86% and 89% of our total revenues during 2005 and 2004, respectively. Service revenue for the years ended 2005 and 2004 accounted for approximately 14% and 11% of our total revenues, respectively. The increased revenues in 2005 reflect the impact of a number of factors discussed in further detail below.

Gross Margins

The changed presentation in connection with presenting installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a decrease in gross margins from approximately 60% to 58% in fiscal 2005 and 2004, respectively. We anticipate that our gross margins will decrease as our sales of the Ophthalmology Office software products become more significant, since the gross margins associated with such sales are lower than the majority of the products that we currently market.

Sales and Marketing Expenses

The changed presentation of installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a change in sales and marketing expenses. We reclassified the respective 2004 amounts for comparative purposes.

Sales and marketing expenses accounted for approximately 25% of total revenues during fiscal 2005 and 26% during fiscal 2004. Sales and marketing expenses were $3,439,046 ($3,373,529 with net installation) during fiscal 2005, representing an increase compared to sales and marketing expenses of $2,907,844 ($2,936,100 with net installation) in fiscal 2004. The increase in sales and marketing expenses were primarily the result of increased commissions from increased sales, increased marketing tradeshow expenses, and the hiring of two new sales representatives.

General and Administrative Expenses

General and administrative expenses accounted for approximately 11% of total revenues during both fiscal 2005 and 2004. Expense levels increased to $1,442,959 during fiscal 2005, representing an increase of approximately 20% compared to expenses of $1,205,765 during fiscal 2004. Increased general and administrative expenses were primarily the result of increased legal expenses.

Research and Development Expenses

Research and development expenses increased by approximately 13% to $1,112,023 during 2005 from $987,769 during 2004. Such expenses accounted for approximately 8% and 9% of total revenues during fiscal 2005 and fiscal 2004, respectively. During 2005, we focused our research and development efforts on new digital image capture products. We expect our research and development expenditures to increase substantially. Outside consultants and MediVision currently conduct our research and development.

Other Expense, net

Other expenses were $187,342 during 2005 compared to $252,100 during 2004. These amounts were comprised of interest expense associated with the convertible notes to Laurus, and financing arrangements provided to certain customers in connection with sales of our products, interest income related to the note receivable with MediVision, and debt financing amortization of costs associated with the set-up of the Laurus convertible notes.

Income Taxes

At December 31, 2005 and 2004, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would not likely be realized.  Due to our limited history of profitable operations, management recorded a valuation allowance of $2,100,000 and $2,504,000 at December 31, 2005 and 2004, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

At December 31, 2005, we have a net operating loss carryover of approximately $3,346,000 for federal income tax purposes, which expires between 2007 and 2020, and a net operating loss carryforward of approximately $284,000 for California state income tax purposes, which expires through 2010. The State of California suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately $175,000 will begin to expire in 2007. Due to changes in ownership, which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result, a portion of these loss and credit carryovers may expire without being utilized.

Net Income

We reported net income of $1,755,254, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2005, compared to net income of $1,704,596, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2004. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

The results of operations for 2005 reflect the positive impact of our ongoing attention and resources to core marketing, selling, corporate operations and cost reduction measures. Growing sales of our digital angiography products and informatics solutions reflect the market’s acceptance of these products and the ongoing quality improvements to products to meet customers’ requirements. There can be no assurance, however, that there will be continued market acceptance of our products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 9% and 11% of our net sales for 2005 and 2004, respectively. Sales to MediVision, included in these totals, accounted for approximately 63% or $786,000 and 57% or $744,000 for 2005 and 2004, respectively.

Seasonality

The Company's most effective marketing tool is the demonstration and display of its products at the annual meeting of the American Academy of Ophthalmology held during the fall of each year, with a significant amount of our sales orders generated during or shortly after this meeting. Accordingly, we expend a considerable amount of time and resources during the fourth quarter of our fiscal year preparing for this event.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues

We decided to present installation income within our revenues versus a net effect within sales and marketing expenses. We reclassified the respective 2004 and 2003 amounts for comparative purposes.

Our revenues for the year ended December 31, 2004 were $11,293,592 ($10,818,379 without installation revenue) representing an increase of approximately 9% from revenues of $10,336,138, ($9,944,827 without installation revenue) for the year ended December 31, 2003. The increased revenues for 2004 include revenues from initial deliveries of our newest digital angiography system, the WinStation 3200TM and the OIS WebStationTM common software platform released in October of 2004.  Digital angiography systems and peripherals, including upgrades and installation, accounted for approximately 89% and 92% of our total revenues during 2004 and 2003, respectively. Service revenue for the years ended 2004 and 2003 accounted for approximately 11% and 8% of our total revenue, respectively. The increased revenue levels during the 2004 period reflect the impact of a number of factors discussed in further detail below.

Gross Margins

The changed presentation in connection with presenting installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a decrease in gross margins from approximately 60% in during fiscal 2004 and 2003, to 58% in fiscal 2004 and 56% in fiscal 2003. It is anticipated that our gross margins will decrease as our sales of the Ophthalmology Office software products become more significant, since the gross margins associated with such sales are below the majority of the products that we currently market.

Sales and Marketing, Expenses

The changed presentation in connection with presenting installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a change in sales and marketing expenses. We reclassified the respective 2004 and 2003 amounts for comparative purposes.

Sales and marketing expenses accounted for approximately 26% of total revenues during fiscal 2004 and 27% during fiscal 2003. Sales and marketing expenses were $2,907,844 ($2,936,100 with net installation), during fiscal 2004, representing an increase of approximately 6% compared to expenses of $2,736,276 ($2,915,848 with net installation) in fiscal 2003. Increased expenses were primarily the result of increased commissions and additional marketing personnel

General and Administrative Expenses

General and administrative expenses accounted for approximately 11% and 10% of total revenues during both fiscal 2004 and 2003, respectively. Expense levels increased to $1,205,765 during fiscal 2004, representing an increase of approximately 13% compared to expenses of $1,068,635. Increased general and administrative expenses were primarily the result of increased investor relations expenses and legal expenses.

Research and Development Expenses

Research and development expenses increased by approximately 41% to $987,769 during 2004 from $702,020 during 2003. Such expenses accounted for approximately 9% and 7% of total revenues during fiscal 2004 and fiscal 2003, respectively. We focused our recent research and development efforts on new digital image capture products. We expect our research and development expenditures to increase. Outside consultants and MediVision currently conduct our research and development.

Other Expense, net

Other expenses were $252,100 during 2004 compared to $269,451 during 2003. These amounts were comprised principally of interest expense associated with the convertible notes to Laurus during fiscal 2004 and 2003, respectively and interest expense associated with financing arrangements provided to certain of the Company's customers in connection with sales of its products. Interest income in both periods was insignificant.

Income Taxes

At December 31, 2004 and 2003, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would not likely be realized. Due to our limited history of profitable operations, management has recorded a valuation allowance of $2,504,000 and $3,497,000 at December 31, 2004 and 2003, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

At December 31, 2004, we had a net operating loss carryover of approximately $4,531,000 for federal income tax purposes, which expires between 2007 and 2020, and a net operating loss carryforward of approximately $1,306,000 for California state income tax purposes, which expires through 2010. The State of California suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately $175,000 will begin to expire in 2007. Due to changes in ownership, which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result, a portion of these loss and credit carryovers may expire without being utilized.

Net Income

We reported net income of $1,704,596, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2004, compared to a net income of $1,438,192, or $0.13 basic earnings per share and $0.12 diluted earnings per share during 2003. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

The results of operations for 2004 reflect the positive impact of our ongoing attention and resources to core marketing, selling, corporate operations and cost reduction measures. Growing sales of our digital angiography products reflect the market’s acceptance of these products and the ongoing product quality improvements made to meet customers’ requirements. There can be no assurance, however, that there will be continued market acceptance of our products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 11% and 9% of our net sales for 2004 and 2003, respectively. Sales to MediVision, included in these totals, accounted for approximately 57% or $744,000 and 56% or $482,000 for 2004 and 2003, respectively.

Seasonality

Our most effective marketing tool is the demonstration and display of our products at the annual meeting of the American Academy of Ophthalmology held during the fall of each year, with a significant amount of our sales orders generated during or shortly after this meeting. Accordingly, we expend a considerable amount of time and resources during the fourth quarter of its fiscal year preparing for this event.

Liquidity and Capital Resources

Our operating activities provided cash of $1,807,858 during 2005 as compared to generating cash of $1,116,940 during 2004. The cash provided by operations during 2005 was substantially due to our increased profitability, accrued liabilities~~,~~ and customer deposits, partially offset by increased receivables.

Net cash used in investing activities was $33,500 during 2005 versus $22,625 during 2004. Our primary investing activities consisted of minor capital asset acquisitions. We anticipate continued near-term capital expenditures in connection with increasing our pool of demonstration equipment, as well as our ongoing efforts to upgrade existing management information and corporate communication systems. We anticipate that related expenditures, if any, will be financed from cash flow from operations, or other financing arrangements available, if any.

We generated cash of $176,038 in financing activities during 2005 as compared to the usage of cash of $376,039 during 2004. The cash generated in financing activities during 2005 was principally from repayments of borrowings under existing arrangements with MediVision offset by payment of principal on notes with Laurus Master Fund. The cash used in financing activities during 2004 was principally from repayments of borrowings under existing arrangements with MediVision and advances to MediVision during fiscal 2004. These amounts were offset by the signing of the $1,000,000 convertible debt instrument with Laurus.

On December 31, 2005, our cash and cash equivalents were $3,940,706. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

We will continue to evaluate alternative sources of capital to meet our cash requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements and is hopeful that it will be successful in this regard. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and can be obtained on terms favorable to us.

Trends

We are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our financial condition, results from operations, or short or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Off Balance Sheet Arrangements

The Company has a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2005 was approximately $2,000,000.

Item 7. Financial Statements.

The Company's financial statements for the year ended December 31, 2005 are attached hereto.

OPHTHALMIC IMAGING SYSTEMS

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005 AND 2004 AND

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

OPHTHALMIC IMAGING SYSTEMS

FINANCIAL STATEMENTS

As of December 31, 2005 and 2004 and

For the Years Ended December 31, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of December 31, 2005 and 2004, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 3, 2006

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET

December 31, 2005 and 2004

	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,940,706	$1,990,310
Accounts receivable, net of allowance for
doubtful accounts of
$286,426 and $301,839	2,841,203	1,855,009
Receivable from related party (Note 6)	690,756	--

Inventories (Note 2)	380,676	515,391
Prepaid expenses and other current assets	300,077	189,393
Deferred tax asset (Note 9	1,124,000	1,029,000

Total current assets	9,277,418	5,579,103

Restricted cash (Note 7)	150,000	150,000
Furniture and equipment, at cost, net (Note 3)	107,787	150,487
Receivable from related party (Note 6	--	1,055,512
Other assets	55,355	137,929

Total assets	$9,590,560	$7,073,031

(Continued)

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET
(Continued)
December 31, 2005 and 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$512,914	$472,167
Accrued liabilities (Note 4)	2,045,233	1,568,085
Deferred extended warranty revenue (Note 4)	861,486	793,972
Customer deposits	689,383	226,850
Notes payable - current portion (Note 5)	508,109	776,338

Total current liabilities	4,617,125	3,837,412

Notes payable, less current portion (Note 5)	349,237	838,362

Total liabilities	4,966,362	4,675,774
Commitments and contingencies (Note10)

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized; 15,517,570 and 15,033,585 shares issued and outstanding in 2005 and 2004, respectively	14,974,007	14,502,320
Accumulated deficit	(10,349,809)	(12,105,063)

Total stockholders' equity	4,624,198	2,397,257
Total liabilities and stockholders' equity	$9,590,560	$$7,073,031

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF INCOME

For the Years Ended December 31, 2005 and 2004

	2005	2004

Revenues:
Net sales	$13,650,507	$11,293,592

Cost of sales	5,766,883	4,793,518

Gross profit	7,883,624	6,500,074

Operating expenses:
Sales and marketing	3,439,046	2,907,844
General and administrative	1,442,959	1,205,765
Research and development (Note 6)	1,112,023	987,769

Total operating expenses	5,994,028	5,101,378

Income from operations	1,889,596	1,398,696

Other income (expense):
Interest expense	(90,958)	(210,106)
Other expense	(220,231)	(54,860)
Interest income	123,847	12,866

Total other expense	(187,342)	(252,100)

Net income before provision for income tax benefit	1,702,254	1,146,596

Provision for income tax benefit (Note 9)	53,000	558,000

Net income	$1,755,254	$1,704,596

Basic earnings per share	$0.12	$0.12

Shares used in the calculation of basic earnings per share	15,205,689	14,771,112

Diluted earnings per share	$0.11	$0.11

Shares used in the calculation of diluted earnings per share	16,530,277	15,772,214

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 2005 and 2004

	Common Stock
	Shares	Amount	Accumulated Deficit	Total Stockholders Equity

Balance, January 1, 2004	14,403,929	$13,836,188	$(13,809,659)	$26,529

Conversion of principal and interest to common stock (Note 5)	576,322	616,665		616,665

Exercise of non-qualified stock options (Note 8)	53,334	49,467		49,467

Net income			1,704,596	1,704,596
Balance, December 31, 2004	15,033,585	14,502,320	(12,105,063)	2,397,257

Conversion of principal and interest to common stock (Note 5)	383,985	410,864		410,864

Exercise of non-qualified stock options (Note 8)	100,000	48,929		48,929

Stock Based Compensation		11,894		11,894

Net income			1,755,254	1,755,254
Balance, December 31, 2005	15,517,570	$14,974,007	$(10,349,809)	$4,624,198

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

	2005	2004

Cash flows from operating activities:	$1,755,254	$1,704,596
Net income
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	76,200	116,186
Non-cash payment of interest	10,323	35,869
Loss on disposition of equipment		1,499
Net changes in operating assets and liabilities:
Accounts receivable	(1,093,467)	(318,399)
Inventories	134,715	(98,971)
Prepaid expenses and other current assets	10,483	25,260
Deferred tax asset	(95,000)	(529,000)
Other assets	(38,592)	(108,482)
Accounts payable	40,747	(51,372)
Accrued liabilities	477,148	77,872
Deferred extended warranty revenue	67,514	236,829
Customer deposits	462,533	25,053

Net cash provided by operating activities	1,807,858	1,116,940

Cash flows from investing activities:
Acquisition of furniture and equipment	(33,500)	(23,515)
Proceeds from disposition of equipment		890

Net cash used in investing activities	(33,500)	(22,625)

Cash flows from financing activities:
Repayment of notes payable to related parties		(200,979)
Principal payments on notes payable	(344,919)	(19,015)
Advances to related parties		(1,055,512)
(Repayments of) proceeds from borrowings under line of credit		(150,000)
Proceeds from notes receivable from related parties	472,028
Proceeds from notes payable		1,000,000
Proceeds from sale of stock	48,929	49,467

Net cash provided by (used in) financing activities	176,038	(376,039)

Net increase in cash and cash equivalents	1,950,396	718,276

Cash and cash equivalents, beginning of the year	1,990,310	1,272,034

Cash and cash equivalents, end of the year	$3,940,706	$1,990,310

(Continued)

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS
(Continued)
For the Years Ended December 31, 2005 and 2004

	2005	2004

Supplemental schedule of non cash financing activities:
Conversion of notes payable with common stock	$400,541	$580,796
Conversion of interest with common stock	$10,323	$35,869
Addition to capital lease obligation for equipment purchases		$$41,261
Reduction in aggregate debt payable to significant
shareholders in exchange for inventory and other
noncash transactions, net		$(4,150)
Addition to net receivable from significant shareholders in
exchange for inventory and other noncash transactions,
net	$98,989
Assets acquired with borrowed funds		$41,261

Supplemental schedule of cash flow information:
Cash paid for taxes	$60,026	$70,345
Cash paid for interest	$75,052	$63,833

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Ophthalmic Imaging Systems (the "Company" or "OIS") was incorporated under the laws of the State of California on July 14, 1986. The Company, headquartered in Sacramento, California, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. The Company’s products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

Use of Estimates

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

At December 31, 2005, the Company had deposits with carrying amounts of $3,940,706 and bank balances of $4,498,744. Federally insured balances totaled $300,000 and uninsured balances totaled $4,198,744 at December 31, 2005.

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company's policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management's expectations. No single customer comprised 10% or more of net sales, during the years ended December 31, 2005 or 2004.

Revenues from sales to customers located outside of the United States accounted for approximately 9% and 11% of net sales during the years ended December 31, 2005 and 2004, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

Inventories

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Accounts Receivable Allowance

The Company generally offers to its customers terms of 50% deposit paid up-front, remaining 50% less installation portion net 15 days after shipment of product, and the installation portion after installation is complete. The reserve of accounts receivable balances are estimated based on historical experience and any specific customer/installation issues that have been identified. The Company periodically assesses the adequacy of its recorded accounts receivable allowance, and adjusts the balance as necessary.

As of December 31, 2005 and 2004, the accounts receivable allowance was $286,426 and $301,839 respectively.

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives generally range from three to seven years.

Revenue Recognition and Warranties

The Company derives revenue primarily from the sale, installation and training services of its products. In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed and determinable, collectability is reasonably assured, contractual obligations have been satisfied, and title and risk have been transferred to the customer. The Company generally recognizes revenue from installation and training services when such services are performed. The Company generally provides a one-year warranty covering materials and workmanship and accruals are provided for anticipated warranty expenses.

Customers may purchase extended warranty coverage for additional one or four year periods. Revenues from the sale of these extended warranties are deferred and recognized in net sales on a straight-line basis over the term of the extended warranty contract.

Shipping and Handling Costs

Shipping and handling costs are included with cost of sales.

Advertising Costs

Advertising expenditures totaled approximately $62,178 and $82,413, for the years ended December 31, 2005 and 2004, respectively.

Income Taxes

Deferred taxes are provided on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the Company's financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. With the exception of borrowings, the fair value of these financial instruments approximated their carrying value because of the short-term nature of these instruments. The fair value of the Company's borrowings approximated their carrying value based upon management's review of market prices for financial instruments with similar characteristics.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans (the intrinsic value method). Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company’s Board of Directors, no compensation expense is recognized. See Note 8 for additional disclosures regarding the Company's stock option plans.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Pro forma disclosures of stock-based employee compensation expense disclosures are as follows:

	Year Ended December 31,
	2005	2004

Net income as reported	$1,755,254	$1,704,596
Deduct: total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effect	(51,199)	(8,666)

Pro forma net income	$1,704,055	$1,695,930

Basic earnings per share - as reported	$0.12	$0.12

Basic earnings per share - pro forma	$0.11	$0.11

Diluted earnings per share - as reported	$0.11	$0.11

Diluted earnings per share - pro forma	$0.10	$0.11

Impact of New Financial Accounting Standards

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement Number 123 (revised 2004) (SFAS 123 (R)), Share-Based Payments. SFAS 123 (R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments such as stock options granted to employees. The Company is required to apply SFAS 123 (R) on a modified prospective method. Under this method, the Company is required to record compensation expense (as previous awards continue to vest) for the unvested portion of previously granted awards that remain outstanding at the date of adoption. In addition, the Company may elect to adopt SFAS 123 (R) by restating previously issued financial statements, basing the expense on that previously reported in their pro forma disclosures required by SFAS 123. For companies filing under Regulation S-B, SFAS 123 (R) is effective the beginning of the first interim or annual reporting period that begins after December 15, 2005, which for the Company will be the first quarter of the year ending December 31, 2006. The Company anticipates adopting SFAS No 123 (R) beginning in the quarter ending March 31, 2006. Management has not completed its evaluation of the effect that SFAS 123 (R) will have, but believes that the effect will be consistent with its previous pro forma disclosures.

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

Financial Accounting Pronouncement SFAS 154

On June 7, 2005, the FASB issued Statement No. 154 (SFAS 154), Accounting Changes and error Corrections - a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS no. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Reclassifications

The Company made a decision to present installation income within the revenue line versus a net effect within sales and marketing expenses. The 2004 and 2003 numbers were reclassified for comparative purposes.

2.	INVENTORIES

Inventories consist of the following as of December 31, 2005 and 2004:

	2005	2004

Raw materials	$211,282	$315,367
Work-in-process	70,631	119,634
Finished goods	98,763	80,390

	$380,676	$515,391

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following as of December 31, 2005 and 2004:

	2005	2004

Research and manufacturing equipment	$151,916	$148,941
Office furniture and equipment	259,636	235,603
Demonstration equipment	19,368	19,368

	430,920	403,912

Less accumulated depreciation and amortization	(323,133)	(253,425)

	$107,787	$150,487

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

4.            ACCRUED LIABILITIES AND PRODUCT WARRANTY

Accrued liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004

Accrued compensation	$763,137	$565,176
Accrued warranty expenses	614,251	505,851
Other accrued liabilities	667,845	497,058

	$2,045,233	$1,568,085

Product Warranty and Deferred Warranty Revenue

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

Product warranty reserve changes consist of the following as of December 31, 2005 and 2004:

	2005	2004

Warranty balance at beginning of the year	$505,851	$438,450
Net provisions	474,650	236,901
Warranty costs incurred	(366,250)	(169,500)

Warranty Balance at end of the year	$614,251	$505,851

In addition to the Company's one-year warranty, the Company offers an extended warranty for an additional charge to the customer. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to two years. At December 31, 2005 and 2004, deferred extended warranty revenue was $861,486 and $793,972, respectively. At December 31, 2005 and 2004, service revenue was $1,902,278 and $1,223,923, respectively, and the related charges were $815,167 and $669,901, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

5.             NOTES PAYABLE

Notes payable consist of the following at December 31, 2005 and 2004:

	2005	2004

Laurus Master Fund Ltd. #1	$135,676	$579,662
Laurus Master Fund Ltd. #2	696,970	1,000,000
Other	24,700	35,038

	857,346	1,614,700

Less: current portion	508,109	776,338

Long-term portion	$349,237	$838,362

Maturities of notes payable are as follows:

Year Ending
December 31,

2006	$508,109
2007	346,084
2008	3,153

$857,346

Laurus Master Fund Ltd. #1

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

In 2004, the Company opted to pay $580,796 of principal and $35,869 of interest in 576,322 shares of common stock. In 2005, the Company opted to pay $400,541 of principal and $10,323 of interest in 383,985 shares of common stock.

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

In March 2004, our Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005 our Board of Directors approved an additional loan advance of $150,000 for a 30-day term.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)

MediVision (Continued)

On March 2, 2005, we entered into a Loan and Security Agreement and Promissory Note with MediVision (the "Loan Agreement") whereby we agreed to loan MediVision up to $2,000,000. The Loan Agreement incorporated the $1,150,000 previously approved by our Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note was secured by 2,409,000 shares of our common stock owned by MediVision. The number of shares was based on the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision were to sell any shares of our stock it owns during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to us to reduce the outstanding amount owed. On July 28, 2005, we and MediVision entered into an amendment to the Loan Agreement whereby MediVision repaid $1,000,000 to us, decreasing the agreed upon loan of $2,000,000 to $1,000,000 and the amount of shares securing the loan was decreased by 1,204,500 shares.

In August 2002, our Board of Directors, at MediVision's request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision's loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in our assets, which had been granted in consideration of loans to us from MediVision. In December 2002, our Board of Directors approved our issuance of two debentures in favor of the banks to act as security for the debt of MediVision, which debentures were secured by a first lien on all of our assets. Such debentures and lien were signed in December 2002. The purpose of both debentures was to guarantee and/or provide a security interest for certain debts and liabilities of MediVision. On July 20, 2005, we replaced the existing debentures and lien in favor of the banks that were issued by us in an aggregate amount of up to $1,900,000, with a new debenture and lien in an aggregate amount of up to $2,000,000. One of the terminated debentures was issued in favor of United Mizrahi Bank Ltd. and the other terminated debenture was issued in favor of Bank Leumi Le-Israel. In lieu of the terminated debentures, we entered into a new Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The number of shares securing the Debenture is comprised of the 1,204,500 shares previously securing the promissory note under the Loan Agreement to cover $1,000,000 and 1,141,000 shares of our common stock (which number was based upon the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which was $1.17, discounted by 25%) to cover the second $1,000,000. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2005 was approximately $2,000,000.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)

As a result of the amendments to the Loan Agreement and the Debenture, the total number of shares securing the promissory note under the Loan Agreement, and the Debenture, is 3,550,000 out of the 10,730,851 shares of our common stock owned by MediVision as of December 31, 2005.

At June 30, 2005 we had recorded a net amount due from MediVision of approximately $1,955,558 on the promissory note and approximately $28,539 net, due for products and services. On July 28, 2005, pursuant to the aforementioned Debenture signed by us, MediVision executed the amended Loan Agreement and paid back $1,000,000 of the loan from us; reducing the amount MediVision owed us on the promissory note to $955,558. On September 20, 2005, pursuant to a Common Stock Purchase Agreement, dated as of September 16, 2005, between MediVision and Meadowbrook Opportunity Fund LLC, MediVision sold 400,000 shares of our common stock to Meadowbrook Opportunity Fund LLC at a price of $1.20 per share. MediVision used $240,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $715,556, plus accrued interest under the loan. On December 8, 2005, MediVision sold 310,000 shares to the clients of an institutional investor at the price per share of $1.45. MediVision used $225,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $492,556, plus accrued interest under the loan. On February 14, 2006, MediVision sold 1 million shares of our common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share. MediVision used $492,556 of the proceeds from this sale to repay the remaining principal balance of the aforementioned loan to us.

Pursuant to a Common Stock Purchase Agreement dated as of June 1, 2004 between MediVision and S2 Partners LP, MediVision sold 550,000 shares of our common stock to S2 Partners LP at a price of $1.35 per share. On June 23, 2004, MediVision, through Nollenberger Capital Partners Inc. acting as its agent, sold an additional 500,000 shares of our common stock at a price of $1.38 per share.

Pursuant to a Common Stock Purchase Agreement dated as of September 16, 2005 between MediVision and Meadowbrook Opportunity Fund LLC, MediVision sold 400,000 shares of our common stock to Meadowbrook Opportunity Fund LLC at a price of $1.20 per share.

On December 8, 2005, MediVision sold 310,000 shares of our common stock to the clients of an institutional investor at the price per share of $1.45. As a result of the foregoing transactions, as of December 31, 2005, MediVision owned approximately 67% of our outstanding common stock.

On February 14, 2006, MediVision sold 1 million shares of our common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share.

As a result of the foregoing transactions, as of February 22, 2006, MediVision owns approximately 59% of our outstanding common stock.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

At December 31, 2005, the Company had recorded approximately $631,129 of receivable and note due from MediVision as compared to $1,056,000 in aggregate debt and accrued interest owed to MediVision as of December 31, 2004. The changes are the result of cash payments and the net effect of other intercompany revenue and expense transactions.

Sales to MediVision during the fiscal years ended December 31, 2005 and 2004 totaled approximately $786,000 and $744,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of the Company's products.

During the year ended December 31, 2005 and 2004, the Company paid $667,400 and $687,100 to MediVision for research and development performed on behalf of the Company.

CCS Pawlowski

The Company entered into an agreement with CCS Pawlowski GmbH (“CCS”), a German subsidiary of MediVision, whereas CCS will be a distributor for the Company in the Germany and Austria territories.

At December 31, 2005, the Company had recorded approximately $60,000 of amounts due from CCS.

MediStrategy Ltd.

The Company has a service agreement with MediStrategy Ltd. ("MS"), an Israeli company owned by Noam Allon, a former Director of the Company, serving on the Board until December 2004. Under the terms of the agreement, MS provides services to the Company primarily in the business development field in ophthalmology, including business cooperation, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, the Company agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company's Chairman of the Board. During the year ended December 31, 2004, MS earned fees in the amount of $39,600. $19,800 of the fees has been paid with the balance being accrued as of December 31, 2004. During the year ended December 31, 2005, MS earned fees of $42,400 which was accrued at December 31, 2005, and not yet paid in 2006. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

Jonathan Adereth

In 2004, Jonathan Adereth received $36,000 for his services as Chairman of the Board and an additional $3,500 for meetings attended. Mr. Adereth was also granted a stock option to purchase 40,000 shares at an exercise price of $0.68 per share in October 2004. Starting January 2005, Jonathan Adereth, serves as a consultant to the board of directors. The Company agreed to the following in connection with his service as a consultant. (i) to pay to Mr. Adereth, a monthly retainer of $2,000, (ii) to pay to Mr. Adereth a daily fee of $500 for physical attendance in meetings, and (iii) to reimburse Mr. Adereth for reasonable expenses incurred in connection with his services as a consultant to the Board of Directors.

7.	LINE OF CREDIT

In May 2003, the Company entered into a $150,000 line of credit agreement with one of its banks, Wells Fargo. The line is secured by a pledged investment with the bank equal to the amount of the line of credit. Advances on the line bear interest at prime (7.25% at December 31, 2005) with interest due monthly. The line matures on September 10, 2008.

8.	STOCKHOLDERS' EQUITY

Stock Option Plans

The Company applies APB 25 and related Interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company's stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has six stock-based compensation plans and Individual Stock Option Agreements. Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

In December 2005, the Company’s Board of Directors approved a Stock Option Plan (the “2005 Plan”) under which all officers, employees, directors and consultants may participate. Subsequent to December 2005, the 2005 Plan was approved by consent of the Company’s majority shareholder. The 2005 Plan expires in December 2015. Options granted under the 2005 Plan are qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of non-qualified stock options granted under the 2005 Plan cannot be less than the fair market value of the Company's common stock on the date of grant. The maximum number of shares of the Company’s common stock which may be optioned and sold under the 2005 Plan is 750,000, all of which are available for granting of options as of December 31, 2005.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

A summary of the Company's plans as of December 31, 2005 is presented below:

	Options			Range of	Available
	Authorized	Plan	Options	Exercise	for Future
Plan Name	Per Plan	Expiration	Outstanding	Prices	Grants

1992 Option Plan	150,000	December 2002	1,500	$0.48 - $4.25
1995 Nonstatutory Plan	1,035,000	November 2005	0	$0.00
1997 Nonstatutory Plan	1,000,000	October 2002	60,000	$0.63 - $1.38
Individual Stock Option
Agreements	126,360	November 1998	73,710	$0.63
2000 Option Plan	1,500,000	September 2010	1,333,333	$0.10 - $1.45	134,999
2003 Option Plan	750,000	October 2013	639,000	$0.68 - $1.10	111,000
2005 Option Plan	750,000	December 2015	0	$0.00	750,000

			2,107,543		995,999

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

8.	STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)

A summary of the status of the Company's stock option plans and changes during the periods is presented below:

		Weighted
		Average
		Exercise
	Options	Price

Balance January 1, 2004	1,770,952	$0.46

Options granted	684,000	$0.67
Options canceled	(26,666)	$0.41
Options lapsed	(55,819)	$0.94
Options exercised	(53,334)	$0.48

Balance December 31, 2004	2,319,133	$0.51

Options granted	126,000	$1.19
Options canceled	(237,590)	$0.55
Options lapsed	0	$
Options exercised	(100,000)	$0.49

Balance December 31, 2005	2,107,543	$0.55

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 were $1.19 and $.67, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Number	Life	Price	Number	Price

$ 0.31 - $ 1.37	2,051,043	7.8 years	$0.52	1,576,751	$0.46
$ 1.38 - $ 3.00	55,000	0.8 years	$1.43	55,000	$1.43
$ 3.01 - $ 4.50	1,500	3.7 years	$4.25	1,500	$4.25

	2,107,543			1,633,251

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

8.	STOCKHOLDERS' EQUITY (Continued)

Stock Option Plans (Continued)

Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004, respectively; dividend yield of zero; volatility factors of the expected market price of the Company's common stock ranged from 91% to 95% for the years ended December 31, 2005 and 2004, risk-free interest rate of 4.42% and 4.04%; respectively, and a weighted-average expected life of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

	2005	2004

Pro forma net income	$1,704,055	$1,695,930

Pro forma basic net income per share	$0.11	$0.11

Pro forma diluted net income per share	$0.10	$0.11

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

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

9.             INCOME TAXES

The income tax (benefit) expense for the years ended December 31, 2005 and 2004 consisted of the following:

	Federal	State	Total
2005

Current	$28,000	$14,000	$42,000
Deferred	154,000	155,000	309,000
Change in valuation allowance	(426,000)	22,000	(404,000)

Total income tax (benefit)	$(244,000)	$191,000	$(53,000)
2004

Current	$(22,000)	$(7,000)	$(29,000)
Deferred	376,000	88,000	464,000
Change in valuation allowance	(890,000)	(103,000)	(993,000)

Total income tax (benefit)	$(536,000)	$(22,000)	$(558,000)

The Company's effective tax rate for the years ended December 31, 2005 and 2004 was (3)% and (49)%. The reconciliation of the statutory rate to the effective rate is as follows:

	2005	2004

Statutory rate	34%	34%

State income taxes, net of Federal benefit 6	6
Other	7	(11)
Utilization of net operating losses	(44)	(32)
Change in valuation allowance	(6)	(46)

Total	(3)%	(49)%

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

9.	INCOME TAXES (Continued)

The significant components of the Company's deferred tax assets and liabilities are as follows:
	December 31,

	2005	2004

Deferred tax assets:
Net operating loss carry forwards	$1,019,000	$1,481,000
Inventory reserves	964,000	962,000
Payroll related accruals	194,000	143,000
Warranty accrual	263,000	217,000
Sales and accounts receivable reserves	153,000	165,000
Uniform capitalization	42,000	70,000
Deferred revenue	362,000	340,000
AMT credit carryover	70,000
R&D credit carryover	175,000	175,000

Total deferred tax assets	3,242,000	3,553,000

Valuation allowance	(2,100,000)	(2,504,000)

Net deferred tax assets	1,142,000	1,049,000

Deferred tax liabilities:
Depreciation	(18,000)	(20,000)

Net deferred tax assets	$1,124,000	$1,029,000

At December 31, 2005 and 2004, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company's limited history of profitable operations, management has recorded a valuation allowance of $2,100,000 and $2,504,000 at December 31, 2005 and 2004, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

The Company has at December 31, 2005, a net operating loss carryover of approximately $3,346,000 for Federal income tax purposes which expires between 2007 and 2020, and a net operating loss carryforward of approximately $284,000 for California state income tax purposes which expires through 2010. The State of California has suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years.  Federal tax credit carryforwards of approximately $175,000 will begin to expire in 2007. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Security Interest

In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd. Bank, as security for amounts borrowed by MediVision from the bank and advanced to the Company under the note agreements (Note 6).

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

The amount that the Company can request in any drawdown notice is, at the Company’s election, the greater of (A) up to 200% of the average daily volume of the Company’s common stock for the ten trading days prior to the date of the drawdown notice multiplied by the average of the three daily closing bid prices for the common stock immediately preceding the date of the drawdown notice or (B) $100,000; provided that the Company may not request more than $1,000,000 in any single drawdown.

As of December 31, 2005, the Company’s registration statement had not been declared effective; accordingly no drawdowns have been made.

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in June 2007. The lease agreement provides for minimum lease payments of $105,864 for the year ended December 31, 2006, and $53,532 for the year ended December 31, 2007.
Rental expense charged to operations for all operating leases was approximately $106,000 and $96,000, respectively during the years ended December 31, 2005 and 2004.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

11.          SUBSEQUENT EVENTS

On January 24, 2006, the Company paid off the remainder of the $1,200,000, three-year, convertible note with Laurus Master Fund, Ltd (“Laurus”) entered into in September 2003.

On January 20, 2006, Laurus converted the balance of the $1,000,000, three-year convertible note entered into in April 2004 into 528,082 shares.

On February 21, 2006, MediVision sold 1 million shares of the Company’s common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share. As a result of the foregoing transactions, as of February 22, 2006, MediVision owns approximately 59% of our outstanding common stock. MediVision used $492,556 of the proceeds from this sale to repay the remaining principal balance of the aforementioned loan to us.

On February 23, 2006, the United States District Court for the Eastern District of California granted monetary damages to the Company for the civil action lawsuit filed March 9, 2004. The Company was awarded $200,000 in damages.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

Item 8.   Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None of the principal accountant's reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Perry-Smith LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A.   Controls and Procedures

As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective.

During the quarter ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a) Directors and Executive Officers

Each director is elected for a one year term until the next annual meeting of shareholders and their successors are elected and qualified.

The following is a list of the names and ages of the Company's directors and executive officers:

Name	Age	Position
Gil Allon	44	Director, and Chief Executive Officer
Ariel Shenhar	40	Director, Chief Financial Officer, and Secretary
Yigal Berman	57	Director
Michael Benoff	52	Director
Merle Symes	54	Director

Gil Allon has served as a member of our Board of Directors since August 2000 and has served as our Chief Executive Officer since January 2002. Mr. Allon has acted in the capacity of our Chief Executive Officer since August 2000. Mr. Allon is also a member of the Compensation, Option and Nomination Committees of our Board of Directors. Mr. Allon has served as the Vice President and Chief Operating Officer of MediVision from June 1993 until August 2000. Mr. Allon also served as a member of the Board of Directors of MediVision since MediVision's inception in June 1993 through December 2004. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

Ariel Shenhar has served as a member of our Board of Directors since August 2000, has served as our Vice President and Chief Financial Officer since July 2002 and has served as our Secretary since August 2002. Mr. Shenhar has also served as a member of the Board of Directors of MediVision from August 1994 through December 2004 and as its Vice President and Chief Financial Officer from January 1997 until May 2005. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli public company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski & Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. Mr. Shenhar received his B.A. in Economics and Accounting in June 1992 and his M.B.A. in Finance, with distinction, in June 1999 both from the Hebrew University in Jerusalem, Israel, and has been a Certified Public Accountant since January 1997.

Yigal Berman has served as a member of our Board of Directors since January 2005. Mr. Berman was appointed as Chairman of the Board of Directors in January 2005 as well as Chairman of each of the Audit, Compensation, Option and Nomination Committees of our Board of Directors. Yigal Berman has also served as a member of the Board of Directors of MediVision from July 1996 through December 2004. In addition, since 1991, Mr. Berman has served as Vice President of Finance and Secretary of Intergamma Investment Ltd. Since 1989, Mr. Berman has served as a member of the Board of Directors of Delta Trading, the majority shareholder of MediVision. Mr. Berman received his B.A. in Economics and his M.B.A. in Business Management from the Tel Aviv University in Israel in April 1974 and December 1976 respectively.

Michael Benoff has served as an independent director on our Board of Directors since July 2004. Mr. Benoff was also appointed to the Audit, Compensation, Nominating, Option and Special Committees of our Board of Directors. Mr. Benoff has been a private investor retired from active business since 1999. From 1987 until 1999, he served in several senior financial management positions, most recently as Executive Vice President and Chief Financial Officer of the Money Store Inc. Prior to this, he was a Vice President of Investment Banking at Matthew & Wright, Inc. Mr. Benoff graduated from Princeton University, Magna cum Laude, with a Bachelor of Arts in Politics. He was also a member of the Phi Beta Kappa Society.

Merle Symes has served as an independent director on our Board of Directors since July 2005. Mr. Symes was also appointed to the Audit and Special Committees of our Board of Directors. Mr. Symes is the President and Founder of The Provenance Group, LLC, a firm specializing in corporate strategy and innovation, entrepreneurial ventures, M&A, and technology transfer, which he founded in 2002. From 1997 to 2002, Mr. Symes was Vice President External Technology and Director of Corporate Development in the Surgical Division at Bausch & Lomb, Inc. Mr. Symes received his B.S. in Chemical Engineering in 1973 from South Dakota School of Mines and Technology and his M.B.A., in Finance, in 1979 from the Wharton School of the University of Pennsylvania.

(b) Audit Committee Financial Expert

The Company’s Board of Directors has determined that Yigal Berman, the Chairman of the Audit Committee, qualifies as an independent financial expert serving on its audit committee. This qualification is based upon his education and experience, more fully described above in his biography.

(c) Section 16 (a) Compliance

Section 16 (a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended December 31, 2005 and Forms 5 furnished to us with respect to fiscal 2005, our acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements, except as follows: Mr. Allon failed to timely file one Form 4 on January 12, 2005 reporting one transaction; Mr. Shenhar failed to timely file one Form 4 on January 12, 2005 reporting one transaction; Mr. Berman failed to timely file one Form 3 on January 24, 2005 reporting no transactions; Mr. Benoff failed to timely file one Form 4 on January 21, 2005 reporting one transaction; Mr. Symes failed to timely file one Form 3 on August 1, 2005 reporting no transactions and one Form 4 on August 31, 2005 reporting one transaction; Dr. Allon Harris, who resigned on July 20, 2005, failed to timely report one Form 4 on January 18, 2005 reporting one transaction.

(d) Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer. The Company’s Code of Ethics is attached to this Form 10-KSB as Exhibit 14. The Company will provide to any person upon request, without charge, a copy of the Code of Ethics. Such request is to be submitted in writing to the Company at: Ophthalmic Imaging Systems, Attention: Ariel Shenhar, 221 Lathrop Way, Suite I, Sacramento, California 95815.

Item 10. Executive Compensation

The following table shows the total compensation that we paid to our chief executive officer and chief financial officer for the last three fiscal years. Those positions were occupied by Gil Allon and Ariel Shenhar, respectively. No other executive officer received more than $100,000 in total compensation during each of fiscal years 2003, 2004 and 2005. Therefore, for purposes of this disclosure, Mr. Allon and Mr. Shenhar are our only “named executive officers” for 2003, 2004 and 2005.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

Gil Allon	2005	$144,415	$65,000(1)	$44,474(2)
Chief Executive Officer	2004	137,754	70,000	42,969(3)
	2003	132,000	53,755(4)	34,860(5)

Ariel Shenhar	2005	$124,415	$35,000(6)	$44,474(7)
Vice-President, Chief Financial	2004	120,000	34,325	42,504(8)
Officer	2003	115,500	38,000	8,737(9)

(1)	Represents bonus accrued in the financial statements. As of February 22, 2006 the Company has not paid the bonus.
(2)	Represents $34,000 of an annual relocation allowance, and $10,474 in automobile expenses for Mr. Allon paid by the Company.
(3)	Represents $24,000 in housing expenses, $10,000 in tuition expenses for children and $8,969 in automobile expenses for Mr. Allon paid by the Company.
(4)	$44,921 of the bonus was paid by the Company to Mr. Allon in 2003. The balance of $8,834 was accrued in the financial statements and paid in 2004.
(5)	Represents $26,123 in housing expenses paid by MediVision and charged to the Company and approximately $8,737 in automobile expenses for Mr. Allon paid by the Company.
(6)	Represents bonus accrued in the financial statements. As of February 22, 2006 the Company has not paid the bonus.
(7)	Represents $24,000 in housing expenses, $10,000 in tuition expenses for children and $10,474 in automobile expenses for Mr. Shenhar paid by the Company.
(8)	Represents $24,000 in housing expenses, $10,000 in tuition expenses for children and $8,504 in automobile expenses for Mr. Shenhar paid by the Company.
(9)	Represents $8,737 in automobile expenses for Mr. Shenhar paid by the Company.

Summary Option Grants

During the year ended December 31, 2005, no options were granted to named executive officers.

Aggregated Option Exercises and Fiscal Year End Values

OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY- End (#) Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End ($) Exercisable/ Unexercisable
Gil Allon Chief Executive Officer	--	--	390,000/60,000(1) (2)	$379,410/$43,140
Ariel Shenhar Vice President, Chief Financial Officer	--	--	225,000/50,000 (3)	$216,775/$35,950

All options had a market value of $1.40 per share at December 31, 2005.

(1)	The exercise price on 360,000 and 30,000 of the exercisable shares was $0.406 and $0.681, respectively. The exercise price on the 60,000 unexercisable shares was $0.681.
(0)	Includes 40,000 shares exercisable by indirect ownership through spouse.
(0)	The exercise price on 200,000 and 25,000 of the exercisable shares was $.406 and $0.681, respectively. The exercise price on the 50,000 unexercisable shares was $0.681 per share.

Employment Contracts

The Company entered into an employment agreement with Mr. Allon on December 1, 2001, for his services as Chief Executive Officer, for an initial term of one year, which agreement may be renewed for successive one year intervals upon mutual agreement of the parties. The agreement was renewed on December 15, 2002 and revised to provide for an indefinite term. Under the agreement, revised in April 2005, Mr. Allon receives an annual salary of $146,000 effective April 1, 2005, a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals, and an expatriate subsidy payment of $34,000 per year. Mr. Allon is also be eligible to participate in the Company’s health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice.

The Company also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, initially for a term of one year, commencing on July 22, 2002, and expiring on June 30, 2003. The employment agreement was revised in December 2003 to provide for an indefinite term. Under the agreement, revised in April 2005, Mr. Shenhar receives an annual salary of $126,000 effective April 1, 2005, a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals, and an expatriate subsidy payment of $34,000 per year. Mr. Shenhar is also be eligible to participate in the Company’s health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice.

Compensation of Directors

The Company is obligated to pay Mr. Berman out of pocket expenses related to physical board meetings.

Dr. Harris resigned from the Board on July 20, 2005 and serves as a Scientific Advisor to the Board of Directors and the chairman of the Scientific Advisory Board. Pursuant to a letter agreement executed on October 24, 2001 between Dr. Harris and us, the Company paid Dr. Harris $3,500 plus expenses for his services as a Director during the fiscal year 2005.

Pursuant to a letter agreement executed on June 25, 2004 between Mr. Benoff and us, Mr. Benoff earned approximately $9,350 for his services as a Director during the fiscal year 2005. As of February 22, 2006, $2,000 is still unpaid. On December 9, 2005, for his participation on the Board’s Special Committee, the Board granted Mr. Benoff 20,000 shares at a per share exercise price of $1.45, vesting immediately. Mr. Benoff also received $15,000 for his services rendered related to the Special Committee and an additional amount to be paid of $100 per hour, not to exceed $15,000 in the aggregate.

Pursuant to a letter agreement executed on July 20, 2005 between Mr. Symes and us, we agreed to the following in connection with his service as a director: (i) to grant Mr. Symes options to purchase up to 40,000 shares of our common stock, at a per share price not less than fair market value on the date of the grant vesting over a three-year period, (ii) to pay Mr. Symes, in four equal quarterly installments, an annual retainer in the aggregate amount of $6,000 for attendance at up to two Board meetings per quarter, (iii) to pay Mr. Symes a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of two Board meetings per quarter and reimbursement for related expenses. The above referenced options were granted by the Board in August 2005 at a per share exercise price of $1.20. For his services as a director during the year, Mr. Symes earned approximately $6,500. On December 9, 2005, for his participation in the Board’s Special Committee, the board granted Mr. Symes 20,000 shares at a per share exercise price of $1.45 vested immediately. In addition, $12,500 for services rendered related the Special Committee, and an additional amount to be paid at an hourly rate mentioned above, not to exceed $12,500. As of December 31, 2005 all amounts for Mr. Symes for his participation in the board and Special Committee remained accrued but unpaid.

No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, no director has been paid any compensation by the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of February 22, 2006, by (i) each person who "beneficially" owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is 221 Lathrop Way, Suite I, Sacramento, California 95815.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
MediVision Medical Imaging Ltd. P.O. Box 45, Industrial Park Yokneam Elit 20692 Israel	9,420,851	58.6%

Walrus Partners (S2 Partners) 30 Main St. Ashland, MA 01721	1,005,900	6.3%

Wasatch Advisors 150 Social Hall Ave, 4th Floor Salt Lake City, UT 84111	1,000,000	6.2%

Gil Allon	405,000(1)(2)	2.5%

Ariel Shenhar	237,500(1)	1.5%

Michael Benoff	40,000(1)	*

Yigal Berman	--	--

Merle Symes	26,667(1)	*

Directors and Officers as a group (total of 5 persons)	709,167(1)	4.4%
____________________________________

*	Represents less than 1%

(1)	Represents shares subject to stock options exercisable within 60 days from February 22, 2005.

(2)	Includes indirect beneficial ownership by spouse of stock options to purchase 40,000 shares.

Item 12. Certain Relationships And Related Transactions

(a) Transactions with Executive Officers and Directors

In January 2004, the Company entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, a former Director of the Company, served on the Board until December 2004. Under the terms of the agreement, MS provides services to the Company primarily in the business development field in ophthalmology, including business cooperation, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, the Company agreed to pay MS a monthly sum of $3,300, increased to $4,000 beginning September 1, 2005. In addition, as of September 1, 2005, MS is to be paid a yearly performance bonus of up to $10,000 upon achievement of goals under the terms of the agreement as determined by MS, Noam Allon and the Company's Chairman of the Board. During the year ended December 31, 2004, MS earned fees of $39,600. $19,800 of the fees were paid and the balance was accrued as of December 31, 2004. During the year ended December 31, 2005, MS earned fees of $42,400 which was accrued at December 31, 2005, and have not yet been paid in 2006.

(b) Transactions with Security Holders

As discussed in greater detail in the Business Development section of Item 1 and in Management's Discussion and Analysis or Plan of Operation section of Item 6 of this annual report, the Company and MediVision, its parent company, entered into a series of transactions which resulted in MediVision owning approximately 59% of the Company's outstanding common stock as of February 22, 2006. This ownership interest is MediVision’s basis of control in OIS.

OIS also entered into a Research and Development Services Agreement and a Distribution Agreement with MediVision, and a Distribution Agreement with CCS, an affiliate, which are also discussed in greater detail in the Business Development section of Item 1.

Item 13. Exhibits

Exhibit Number	Description of Exhibit	Footnote Reference
3.1	Articles of Incorporation of the Company, as amended.	(1)
3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of the Company).	(5)
3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series B Preferred Stock of the Company).	(8)
3.4	Amended and Restated Bylaws of the Company.	(29)
4.1	Specimen of Stock Certificate.	(1)
4.2	Securities Purchase Agreement dated September 25, 2003 by and between the Company and Laurus.	(14)
4.3	Secured Convertible Term Note dated September 25, 2003 issued to Laurus.	(15)

4.4	Common Stock Purchase Warrant dated September 25, 2003 by and between the Company and Laurus.	(16)
4.5	Registration Rights Agreement dated September 25, 2003 by and between the Company and Laurus.	(17)
4.6	Security Agreement dated September 25, 2003 by and between the Company and Laurus.	(18)
4.7	Securities Purchase Agreement dated April 27, 2004 by and between the Company and Laurus.	(22)
4.8	Secured Convertible Term Note dated April 27, 2004 issued to Laurus.	(23)
4.9	Common Stock Purchase Warrant dated April 27, 2004 by and between the Company and Laurus.	(24)
4.10	Registration Rights Agreement dated April 27, 2004 by and between the Company and Laurus.	(25)
4.11	Security Agreement dated April 27, 2004 by and between the Company and Laurus.	(26)
10.1	Lease Agreement, dated as of April 21, 2001, between the Company and Jackson-Jahn, Inc.	(12)
10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between the Company and Jackson-Jahn, Inc.	(28)
10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between the Company and Jackson-Jahn, Inc.	(28)
10.4	Confidentiality Agreement dated March 27, 1992 between the Company and Steven R. Verdooner.	(1)
10.5	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to the Company by Steven R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark Office).	(1)
10.6	Form of International Distribution Agreement used by the Company and sample form of End User Software License Agreement.	(1)
10.7	Stock Option Plan.	(2)+
10.8	Rental Agreement dated May 1, 1994 by and between the Company and Robert J. Rossetti.	(3)
10.9	The Company's 1995 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(4)+
10.10	The Company's 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(6)+
10.11	Form of Indemnification Agreement between the Company and each of its directors, officers and certain key employees.	(7)
10.12	Working Capital Funding Agreement dated as of July 13, 2000 by and between MediVision and the Company.	(9)

10.13	Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001 by and between MediVision and the Company.	(11)
10.14	Loan and Security Agreement dated as of July 13, 2000 by and between MediVision and the Company.	(9)
10.15	Registration Rights Agreement dated as of August 2000 by and between MediVision and the Company.	(9)
10.16	Secured Convertible Working Capital Note dated August 2000 from the Company to MediVision in the principal amount of $260,000.	(9)
10.17	Secured Promissory Note dated July 21, 2000 from the Company to MediVision in the principal amount of $1,500,000.	(9)
10.18	Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and between MediVision and the Company in the principal amount of $1,000,000.	(11)
10.19	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United States Binational Industrial Research and Development Foundation, MediVision and the Company.	(10)
10.20	2000 Stock Option Plan.	(12)+
10.21	Amendment No. 2 to Working Capital Funding Agreement dated as of May 21, 2003 by and between MediVision and the Company.	(19)
10.22	2003 Stock Option Plan.	(20)
10.23	Investment Agreement dated as of December 28, 2004 by and between the Company and Dutchess Private Equities Fund II, LP.	(26)
10.24	Registration Rights Agreement dated as of December 28, 2004 by and between the Company and Dutchess Private Equities Fund II LP.	(27)
10.25	Loan and Security Agreement dated as of February 28, 2005 by and between the Company and MediVision Medical Imaging Ltd.	(28)
10.26	Promissory Note dated as of February 28, 2005 by and between the Company and MediVision Medical Imaging Ltd.	(28)
10.27	Secured Debenture dated as of July 20, 2005 by and between the Company and United Mizrahi Bank Ltd.	(30)
10.28	Research and Development Services Agreement dated as of January 1, 2004 by and between the Company and MediVision Medical Imaging Ltd.	*
10.29	Distribution Agreement dated as of February 14, 2006 by and between the Company and CCS Pawlowski GmbH.	*
10.30	Distribution Agreement dated as of January 1, 2004 by and between the Company and MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.	*
10.31	Services Agreement dated as of January 1, 2004 by and between the Company, MediStrategy Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.	*
14	Code of Ethics.	(28)
23.1	Consent of Perry-Smith LLP, Independent Auditors	*

31.1	Rule 13a-14a/15d-14(a) Certification.	*
31.2	Rule 13a-14a/15d-14(a) Certification.	*
32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company's Registration Statement on Form S-18, number 33-46864-LA.
(2)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993, filed on November 26, 1993.
(3)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994, filed on November 29, 1994.
(4)	Incorporated by reference to the Company's Registration Statement on Form S-8, filed on May 28, 1996, number 333-0461.
(5)	Incorporated by reference to Exhibit A of Exhibit 1 of the Company's Form 8-K, filed on January 2, 1998.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.
(7)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.
(8)	Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K, filed on November 24, 1999.
(9)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, filed on December 13, 2000.
(10)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001.
(12)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 27, 2003.
(14)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on October 1, 2003.
(15)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on October 1, 2003.

(16)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed on October 1, 2003.
(17)	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K, filed on October 1, 2003.
(18)	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K, filed on October 1, 2003.
(19)	Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 25, 2004
(21)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on April 29, 2004
(22)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on April 29, 2004
(23)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed on April 29, 2004.
(24)	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K, filed on April 29, 2004
(25)	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K, filed on April 29, 2004
(26)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2004
(27)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2004
(28)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.
(29)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on May 5, 2005.
(30)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on July 25, 2005.

Item 14. Principal Accountant Fees and Services

For the fiscal years ended December 31, 2005 and December 31, 2004, Perry-Smith LLP has billed the Company the following fees for services rendered in connection with the audit and other services in respect to these years:

	2005	2004

Audit Fees (1)	$53,200	$54,200
Audit-Related Fees(2)	450	2,900
Tax Fees (3)	14,750	14,400
All Other Fees (4)	10,155	0
Total	$78,555	$71,500

(1)
Services rendered for the audit of the Company's annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

(2)	Assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

(3)	Services in connection with the preparation of tax returns and the provision of tax advice.

(4)	Services related to Form SB-2 filings and services related to a civil lawsuit.

All (100%) of the fees described above were approved by the Company’s Audit Committee.

The Audit Committee currently does not have any pre-approval policies.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: March 22, 2006	By:	/s/ Gil Allon
	Name:	Gil Allon
	Title:	Chief Executive Officer

	By:	/s/ Ariel Shenhar
	Name:	Ariel Shenhar
	Title:	Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gil Allon	Director	March 22, 2006
Gil Allon
/s/ Ariel Shenhar	Director	March 22, 2006
Ariel Shenhar
/s/ Yigal Berman	Director, Chairman of the Board	March 22, 2006
Yigal Berman
/s/ Michael Benoff	Director	March 22, 2006
Michael Benoff
/s/ Merle Symes	Director	March 22, 2006
Merle Symes