Form 10QSB
period 2006-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2006-05-11
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 1-11140

OPHTHALMIC IMAGING SYSTEMS

(Exact name of small business issuer as specified in its charter)

California	94-3035367
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

221 Lathrop Way, Suite I, Sacramento, CA 95815
(Address of principal executive offices)

(916) 646-2020
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  No

As of May 10, 2006, 16,085,652 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes     No

OPHTHALMIC IMAGING SYSTEMS

FORM 10-QSB

FOR THE QUARTER ENDED MARCH 31, 2006

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Balance Sheet
March 31, 2006
(Unaudited)

Assets
Current assets:
Cash and equivalents	$5,443,251
Accounts receivable, net	1,943,492
Receivable from related party	69,568
Inventories, net	824,594
Prepaid expenses and other current assets	447,699
Deferred tax asset	1,124,000

Total current assets	9,852,604
Furniture and equipment, net of accumulated
depreciation and amortization of $338,845	112,258
Restricted cash	150,000
Other assets	50,090

Total assets	$10,164,952

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$277,322
Accounts payable to related party	9,210
Accrued liabilities	2,157,061
Deferred extended warranty revenue	944,103
Customer deposits	946,442
Leases payable- current portion	8,797

Total current liabilities	4,342,935

Lease payable, less current portion	13,388

Total liabilities	4,356,323

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
16,085,652 issued and outstanding	15,673,562
Accumulated deficit	(9,864,933)

Total stockholders' equity	5,808,629

Total liabilities and stockholders' equity	$10,164,952

        The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Income
(Unaudited)

	Three months ended March 31,
	2006	2005
Net revenues	$3,650,693	$2,995,270
Cost of sales	1,564,157	1,288,259

Gross profit	2,086,536	1,707,011
Operating expenses:
Sales and marketing	844,417	760,857
General and administrative	367,035	312,996
Research and development	365,907	242,408

Total operating expenses	1,577,359	1,316,261

Income from operations	509,177	390,750
Interest and other expense, net	(24,301)	(52,590)

Net income before income taxes	484,876	338,160
Income taxes		(4,000)

Net income	$484,876	$334,160

Shares used in the calculation of basic
net income per share	15,889,164	15,041,141
Basic net income per share	$0.03	$0.02

Shares used in the calculation of diluted
net income per share	17,494,969	16,318,728
Diluted net income per share	$0.03	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2006	2005
Operating activities:
Net income	$484,876	$334,160
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	15,711	33,092
Compensation Expense related to FAS123R	9,494
Non-cash interest charge	1,994	2,818
Net decrease in current assets other
than cash and equivalents	349,140	19,146
Net increase (decrease) in current liabilities other
than short-term borrowings	225,123	(40,673)

Net cash provided by operating activities	1,086,338	348,543

Investing activities:
Acquisition of furniture and equipment	(20,183)	(6,800)

Net cash used in investing activities	(20,183)	(6,800)
Financing activities:
Principal payments on notes payable	(147,094)	(43,192)
Proceeds from note receivable from related parties	583,484
Advances to related parties		(197,415)

Net cash provided by (used in) financing activities	436,390	(240,607)

Net increase in cash and equivalents	1,502,545	101,136
Cash and equivalents, beginning of the period	3,940,706	1,990,310

Cash and equivalents, end of the period	$5,443,251	$2,091,446

Supplemental schedule of noncash financing activities:
Conversion of notes payable with common stock	$688,067	$29,282
Conversion of interest with common stock	$1,994	$2,818
Additions to receivable from
related party in exchange for inventory and
other noncash transactions, net	$192,847	$114,113
Supplemental schedule of cash flow information:
Cash paid for taxes	$21,200	$10,000
Cash paid for interest	$5,704	$20,988

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Notes to Condensed Financial Statements
Three Month Periods ended  March 31, 2006 and 2005
(Unaudited)

Note 1.                   Basis of Presentation

The accompanying unaudited condensed balance sheet as of March 31, 2006, unaudited condensed statement of income for the three month periods ended March 31, 2006 and 2005 and the unaudited condensed statements of cash flows for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2005 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

Note 2.                   Net Income Per Share

Basic earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

Unaudited
Three Months Ended
March 31,

	2006	2005
Numerator for basic and diluted
net income per share	$484,876	$334,160

Denominator for basic net income
per share:
Weighted average shares	15,889,164	15,041,141

Effect of dilutive
employee/director stock options	1,605,806	1,277,587

Dilutive potential common shares	1,605,806	1,277,587

Denominator for diluted net
income per share	17,494,969	16,318,728

Basic net income per share	$0.03	$0.02

Diluted net income per share	$0.03	$0.02

As of March 31, 2006 and March 31, 2005 there were 21,500 and 714,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

Note 3.                   Related Parties Transactions

On March 2, 2005, we entered into a Loan and Security Agreement and Promissory Note with MediVision (the “Loan Agreement”) whereby we agreed to loan MediVision up to $2,000,000. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note was secured by 2,409,000 shares of our common stock owned by MediVision. The number of shares was based on the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision were to sell any shares of our stock it owns during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to us to reduce the outstanding amount owed. On July 28, 2005, we and MediVision entered into an amendment to the Loan Agreement whereby MediVision repaid $1,000,000 to us, decreasing the agreed upon loan of $2,000,000 to $1,000,000 and the amount of shares securing the loan was decreased by 1,204,500 shares.

On July 20, 2005, our Board of Directors, at MediVision’s request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision’s loans with United Mizrahi Bank Ltd. We entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture.

The amount owed to the financial institutions by MediVision and secured by us as of March 31, 2006 was approximately $2,000,000.

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

As a result of the foregoing transactions, as of March 31, 2006, MediVision owns approximately 59% of our outstanding common stock.

At March 31, 2006 we had recorded a net amount due to MediVision of approximately $9,000 for products and services.

Sales to MediVision during the three months ended March 31, 2006 and 2005 totaled approximately $111,000 and $267,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of our products.

During the three-month periods ended March 31, 2006 and 2005, we paid approximately $238,000 and $176,900 respectively, to MediVision for research and development performed by MediVision on our behalf.

Note 4.                   Stock Based Compensation

At March 31, 2006, we had six stock-based compensation plans (the “Plans”). On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

The Company uses a Black-Scholes option valuation model to determine the fair value of stock-based compensation under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

The Company recorded an incremental $9 thousand of stock-based compensation expense during the three months ended March 31, 2006 as a result of the adoption of SFAS No. 123R. The following table presents the impact of the adoption of SFAS No. 123R on selected statement of operations line items for the three months ended March 31, 2006:

For the Three Months Ended March 31, 2006
(Dollars in thousands, except per share amounts)

	As Reported Under SFAS No. 123R	Under APB No. 25	Difference
Income before income tax benefit	$487	$496	$9
Income Tax Benefit	(2)	—	(2)

Net Income	$485	$496	$7

Basic Loss Per Share	$0.03	$0.03	$—
Diluted Loss Per Share	$0.03	$0.03	$—

The incremental stock-based compensation expense resulting from the adoption of SFAS No.123R represents expense related to stock options granted prior to, but not yet vested as of, January 1, 2006. As of March 31, 2006, the Company had $91 thousand of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2008.

There were 20,000 options granted for the three-month period ended March 31, 2006, all of which were qualified options. The estimated fair market value of the options granted was $1.96.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The Company recorded no compensation expense under APB No. 25 and FIN No. 44 for the three months ended March 31, 2005.

Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below:

For the Three Months Ended March 31, 2005
Net income as reported	$334,160
Stock-based employee compensation included in net loss as reported	—
Stock-based employee compensation expense determined under fair value method, net of tax	$(5,030)
Net income	$329,130

Basic Loss Per Share	$0.02
Diluted Loss Per Share	$0.02

Note 5.                   Warranty Obligations

We generally offer a one-year warranty to our customers. Our warranty requires us to repair or replace defective products during the warranty period. At the time product revenue is recognized, we record a liability for estimated costs that may be incurred under our warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty plans. We periodically assess the adequacy of our recorded warranty liability and adjust the balance as necessary.

	Unaudited Three Months Ended March 31,
	2006	2005
Warranty balance at beginning of period	$614,500	$505,851
Net provision (reduction) for current period	(62,250)	13,250
Warranty costs incurred	10,700	(125,119)

Warranty balance at end of period	$562,950	$393,982

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. (There also are other such factors that we do not describe, generally, because currently we do not perceive them to be material that could cause actual results to differ materially from our expectations.) Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements; and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

        To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and has derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and related products has traditionally been retinal specialists. In 2003,we made a strategic decision to expand our product offering to include the ophthalmic informatics field. In 2004, we introduced our Ophthalmology Office line composed of Electronic Medical Records and Enterprise Practice Management software products by NextGen Healthcare Information Systems, Inc. and our Ophthalmic Picture Archiving and Communication System. This decision enabled us to offer a wider variety of products and comprehensive solutions to our customer base of ophthalmology departments and practices.

        At March 31, 2006, we had a stockholders’ equity of $5,808,629 and our current assets exceeded our current liabilities by $5,509,668.

        The convertible loan agreements with Laurus Master Fund. Ltd. (“Laurus”) that were entered into during the third quarter of 2003 and the second quarter of 2004, have had a favorable impact on our current ratio. As of March 31, 2006, under the terms of the 2003 convertible loan agreement, Laurus has converted $1,082,177 principal and interest into 1,011,381 shares of our common stock at a conversion price of $1.07 per share, and $668,661 principal and interest into 548,082 shares of our common stock at a conversion price of $1.22 per share under the 2004 convertible loan agreement. As of March 31, 2006, both loans were completely converted and/or repaid.

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained in the financial statements is, to a significant extent, financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Our revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables”. As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue from installation and training services are recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used relative to the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of the recognition of such events that would impact transactions could change.

Results of Operations

Revenues

        Due to continued increases in installation activity, we have elected to classify installation income within our revenues, versus a net effect within sales and marketing expenses. We reclassified $155,245 for the first quarter ended March 31, 2005 for comparative purposes.

        Our revenues for the first quarter ended March 31, 2006 were $3,650,693 ($3,440,945 without installation revenue), representing a 22% increase from revenues of $2,995,270 ($2,840,025 without installation revenues) for the first quarter ended March 31, 2005. The increase in revenues is due primarily to higher revenues generated from the digital angiography systems and informatics products. Digital angiography systems and informatics products accounted for approximately 87% and 85% of our revenue for the first quarters of 2006 and 2005, respectively. Service revenues accounted for approximately 13% and 15% of our revenue for the first quarters of 2006 and 2005, respectively. Revenues from sales of our products to MediVision were approximately $111,000 during the three-month period ended March 31, 2006 and $267,000 for the comparable three-month period ending March 31, 2005.

Gross Margins

        Gross margins were approximately 57% during the first quarter ended March 31, 2006 and March 31, 2005. The changed presentation in connection with presenting installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a decrease in gross margins for both quarters. We anticipate that our gross margins will decrease, as our sales of the Ophthalmology Office software products become more significant because the gross margins associated with such sales are lower than the majority of the products that we currently market.

Sales and Marketing Expenses

        The changed presentation of installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a change in sales and marketing expenses. We reclassified the respective 2005 amounts for comparative purposes.

        Sales and marketing expenses accounted for approximately 23% of total revenues during the first quarter of fiscal 2006 as compared to approximately 25% during the first quarter of fiscal 2005. Actual expense levels increased to $844,417 ($828,528 before the installation change) during the first quarter of 2006 versus $760,858 ($728,004 before the installation change) during the first quarter of 2005. The primary contributing factors to the increased expenses were new hires to the sales force and higher commissions associated with higher revenue levels.

General and Administrative Expenses

        General and administrative expenses were $367,035 in the first quarter of fiscal 2006 and $312,996 in the first quarter of fiscal 2005. Such expenses accounted for approximately 10% of revenues during the first quarter of 2006 and 2005. The increased expenses were the result of increases in sales return reserve requirements and special committee expenses, offset by a decrease in legal expenses due to the reimbursement of legal fees related to the JDI lawsuit.

Research and Development Expenses

        Research and development expenses were $365,907 in the first quarter of fiscal 2006 and $242,408 in the first quarter of fiscal 2005. Such expenses accounted for approximately 10% and 8% of revenues during the first quarter of 2006 and 2005, respectively. We have been and will continue to focus our research and development efforts on new digital image capture products. We expect our research and development expenditures to increase substantially. Outside consultants and MediVision currently conduct most of our research and development.

Interest and Other Expense, net

        Interest and other expenses were $24,301 during the first quarter of fiscal 2006 versus $52,590 during the first quarter of fiscal 2005. These amounts were comprised principally of interest expenses, mainly associated with the convertible loans from Laurus with financing arrangements provided to certain of our customers in connection with sales of our products.

Net Income

        We recorded net income of $484,876, or $0.03 per share basic and diluted earnings, for the first quarter ended March 31, 2006 as compared to net income of $334,160 or $0.02 per share basic and diluted earnings for the first quarter ended March 31, 2005.

Balance Sheet

        Our assets increased by $574,392 during first quarter of fiscal 2006 This was due to a substantial increase in cash and equivalents of $1,502,545 and inventory of $443,918, offset by a substantial decrease in accounts receivable of $887,770 and the repayment of the note receivable from MediVision of $583,484. The increase in inventory is due to the reversal of certain sales at quarter-end. The large decrease in accounts receivable was due to an increase in our collection efforts. Our liabilities decreased by $274,189 mainly due to the repayment and conversion of our notes to Laurus Master Fund. Our stockholders’ equity increased by $1,184,430 due to net income, and the conversion of part of our notes payable to Laurus Master Fund into common stock.

Liquidity and Capital Resources

        Our operating activities generated cash of $1,095,135 during the three months ended March 31, 2006 as compared to $348,543 in the three months ended March 31, 2005. The cash generated from operations during the first three months of 2006 was principally from net income, accounts receivable, and customer deposits for the period. Compensation expense related to FAS123R was $9,494 for the first three months of 2006. The cash generated from operations during the first three months of 2005 was principally from net income for the period.

        Cash used in investing activities was $20,183 during the first three months of 2006 as compared to $6,800 during the first three months of 2005. Our investing activities consisted of minor purchases of software and equipment. We anticipate continued near-term capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

        We generated cash in financing activities of $427,593 during the first three months of fiscal 2006 as compared to using cash of $240,607 during the first three months of fiscal 2005. The cash generated in financing activities during the first three months of 2006 and 2005 was principally from proceeds on the note receivable from MediVision, offset by repayments of the debt to Laurus.

        As of March 31, 2006, the note receivable from MediVision is fully repaid.

        On March 31, 2006 our cash and cash equivalents were $5,443,251. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and selling and marketing related expenses for existing products.

        We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

ITEM 3.   CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and the our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of March 31, 2006, our disclosure controls and procedures were effective.

        During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        In October 2005, we reached a settlement with Zeta Development Labs, Inc., under which Zeta Development Labs turned over to OIS the rights to its imaging systems and technology, agreed to stop selling the systems, and was dismissed from the case.

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

ITEM 6.   EXHIBITS

Exhibit	Description

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002
32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS
Date: May 10, 2006	By: /s/ Gil Allon
Name: Gil Allon, Title: Chief Executive Officer
By: /s/ Ariel Shenhar
Name: Ariel Shenhar, Title: Chief Financial Officer