Form 10QSB
period 2006-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2006-08-14
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006, 16,085,652 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes     No

OPHTHALMIC IMAGING SYSTEMS

FORM 10-QSB

FOR THE QUARTER ENDED June 30, 2006

i

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems

Condensed Balance Sheet

June 30, 2006

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,953,158
Accounts receivable, net	1,803,047
Receivable from related party	138,754
Inventories, net	721,316
Prepaid expenses and other current assets	350,616
Deferred tax asset	1,124,000

Total current assets	10,090,891

Furniture and equipment, net of accumulated
depreciation and amortization of $354,521	141,290
Restricted cash	156,692
Licensing Agreement	200,000
Other assets	50,090

Total assets	$10,638,963

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$433,189
Accounts payable to related party	212,265
Accrued liabilities	1,945,784
Deferred extended warranty revenue	1,040,323
Customer deposits	638,302
Lease payable- current portion	8,797

Total current liabilities	4,278,660

Noncurrent Liabilities:
Lease payable, less current portion	10,827

Total liabilities	4,289,487

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
16,089,162 issued and outstanding	15,679,115
Accumulated deficit	(9,329,639)

Total stockholders' equity	6,349,476

Total liabilities and stockholders' equity	$10,638,963

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Condensed Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net revenues	$3,817,196	$3,123,505	$7,467,890	$6,118,775

Cost of sales	1,691,077	1,352,439	3,255,234	2,640,698

Gross profit	2,126,119	1,771,066	4,212,656	3,478,077

Operating expenses:

Sales and marketing	806,754	718,022	1,651,173	1,478,881

General and administrative	401,866	325,636	768,900	638,632

Research and development	396,341	265,404	762,248	507,811

Total operating expenses	1,604,961	1,309,062	3,182,321	2,625,324

Income from operations	521,158	462,004	1,030,335	852,753

Interest and other expense, net	14,136	(51,029)	(10,165)	(103,618)

Net income before income taxes	535,294	410,975	1,020,170	749,135

Income taxes		(5,024)		(9,024)

Net income	$535,294	$405,951	1,020,170	$740,111

Shares used in the calculation of basic
net income per share	16,087,041	15,071,607	15,988,102	15,056,374

Basic net income per share	$0.03	$0.03	$0.06	$0.05

Shares used in the calculation of diluted
net income per share	17,750,871	16,136,823	17,622,920	16,229,367

Diluted net income per share	$0.03	$0.03	$0.06	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2006	2005
Operating activities:
Net income	$1,020,170	$740,111
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	32,986	34,640
Compensation expense related to FAS123R	12,853
Non-cash interest charge	1,994	5,546
Net decrease in current assets other
than cash and cash equivalents	424,369	78,415
Net increase in other assets	(10,302)	(28,539)
Net increase in current liabilities other
than short-term borrowings	160,848	179,136

Net cash provided by operating activities	1,642,918	1,009,309

Investing activities:
Acquisition of furniture and equipment	(66,489)	(8,750)

Financing activities:
Principal payments on notes payable	(149,655)	(147,239)
Proceeds from note receivable from related parties	583,484
Proceeds from notes payable, other		150,000
Proceeds from sale of stock	2,194	12,500
Advances to related parties		(900,046)

Net cash provided by (used in) financing activities	436,023	(884,785)

Net increase in cash and equivalents	2,012,452	115,774
Cash and equivalents, beginning of the period	3,940,706	1,990,310

Cash and equivalents, end of the period	$5,953,158	$2,106,084

Supplemental schedule of noncash financing activities:
Conversion of notes payable with common stock	$688,067	$58,654
Conversion of interest with common stock	$1,994	$5,546
Addition to receivable from
Related party in exchange for inventory and
Other noncash transactions, net	$518,710	$22,398

Supplemental schedule of cash flow information:
Cash paid for interest	$6,345	$47,119
Cash paid for taxes	$78,248	$24,024

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Notes to Condensed Financial Statements

Three and Six Month Periods ended June 30, 2006 and 2005

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of June 30, 2006, condensed statements of income for the three and six month periods ended June 30, 2006 and 2005 and the condensed statements of cash flows for the six month periods ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2005 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2006	2005	2006	2005
Numerator for basic and diluted net income per share	$ 535,294	$ 405,951	$ 1,020,170	$ 740,111

Denominator for basic net income per share:
Weighted average shares	16,087,041	15,071,607	15,988,102	15,056,374

Effect of dilutive:
employee/director stock options	1,600,691	1,065,216	1,632,473	1,172,993

Dilutive potential common shares	1,600,691	1,065,216	1,632,473	1,172,993

Denominator for diluted net income per share	17,750,871	16,136,823	17,622,920	16,229,367

Basic net income per share	$ 0.03	$ 0.03	$ 0.06	$ 0.05

Diluted net income per share	$ 0.03	$ 0.03	$ 0.06	$ 0.05

As of June 30, 2006 and June 30, 2005 there were 21,500 and 735,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

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

The amount owed to the financial institutions by MediVision and secured by us as of June 30, 2006 was approximately $2,000,000.

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

As a result of the foregoing transactions, as of June 30, 2006, MediVision owns approximately 59% of our outstanding common stock.

On June 28, 2006, we and MediVision entered a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73,808 of research and development advances made in previous periods. Additionally, we are obligated to pay an advance totalling $460,000 based on the completion of certain phases of development of the new digital imaging system and the completion of certain documents, and granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein. The advanced funds will be recovered as we purchase new digital imaging systems in accordance with the specified quotas. The quota mandates that we purchase a minimum amount of the new digital imaging systems each year. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire agreement. The quotas for 2007, 2008, 2009, and 2010 are 50, 70, 80, and 90 units, respectively, and will be at least 95 units for each year thereafter. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quota. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement.

At June 30, 2006 we had recorded a net amount due to MediVision of approximately $212,000 for research and development.

Sales to MediVision during the three and six months ended June 30, 2006 totaled approximately $57,000 and $147,000. Sales to MediVision during the three and six months ended June 30, 2005 totaled approximately $139,000 and $406,000, respectively.

During the three and six-month periods ended June 30, 2006, we paid approximately $238,000 and $476,000, respectively, to MediVision for research and development performed by MediVision on our behalf. During the three and six-month periods ended June 30, 2005, we paid approximately $193,000 and $370,000, respectively, to MediVision for research and development performed by MediVision on our behalf.

At June 30, 2006 we had recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $139,000 for products and services. Sales to CCS Pawlowski during the three and six months ended June 30, 2006 totaled approximately $158,000 and $212,000, respectively. Sales to CCS Pawlowski during the three and six months ended June 30, 2005 totaled approximately $15,000 and $60,000, respectively.

Note 4.	Stock Based Compensation

At June 30, 2006, we had six stock-based compensation plans (the “Plans”). On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

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

Stock Options

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black – Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Dividend Yield	None	None
Expected volatility	71.40%	71.40
Risk-free interest rate	4.27	4.27
Expected term (years)	10	10

The Company recorded an incremental $4,000 and $13,000 of stock-based compensation expense during the three and six months ended June 30, 2006, respectively, as a result of the adoption of SFAS No. 123R. The following table presents the impact of the adoption of SFAS No. 123R on selected statement of operations line items for the three and six months ended June 30, 2006:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2006
	As Reported Under SFAS No. 123R	Under APB No. 25	Difference	As Reported Under SFAS No. 123R	Under APB No. 25	Difference
(Dollars in thousands, except per share amounts)
Net Income	$ 535	$ 541	$ 6	$ 1,020	$ 1,037	$ 17

Basic Income Per Share	$ 0.03	$ 0.03	$ ----	$ 0.06	$ 0.06	$ ----
Diluted Income Per Share	$ 0.03	$ 0.03	$ ----	$ 0.06	$ 0.06	$ ----

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,107,543	$0.55	7.45	2,845,183
Granted	190,000	$1.84	9.95	11,400
Exercised	3,510	$0.63	0	0
Forfeited/Expired	2,000	$0.68	0	0
Outstanding at June 30, 2006	2,292,033	$0.66	7.90	2,842,121
Exercisable at June 30, 2006	1,738,991	$0.51	6.97	2,417,917

The incremental stock-based compensation expense resulting from the adoption of SFAS No.123R represents expense related to stock options granted prior to, but not yet vested as of, January 1, 2006. As of June 30, 2006, the Company had $40,000 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2009. The total fair value of options vested during the three and six-month periods ended June 30, 2006 was $3,359 and $12,853, respectively. Cash received from stock option exercises for the three-month and six-month periods ended June 30, 2006 was $ 0 and $2,194, respectively.

There were 170,000 and 190,000 options granted for the three and six-month period ended June 30, 2006, respectively, all of which were qualified options, granted to non-executive employees. The exercise price of the 170,000 options granted is $1.83. The exercise price of the 20,000 options granted is $1.96. The total intrinsic value of options exercised during the three- and six-month periods ended June 30, 2006 was $0 and $3,773, respectively.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The Company recorded no compensation expense under APB No. 25 and FIN No. 44 for the three and six months ended June 30, 2005.

Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company’s net loss and loss per share would have been the pro forma amounts set forth in the table below:

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
Net income as reported	$ 405,951	$ 740,111
Stock-based employee compensation included in net loss as reported	---	---

Stock-based employee compensation expense
determined under fair value method, net of tax	$ (5,030)	$ (10,060)
Net income	$ 400,921	$ 730,051
Basic Income Per Share	$ 0.03	$ 0.05
Diluted Income Per Share	$ 0.03	$ 0.05

Note 5.	Warranty Obligations

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

The following provides a reconciliation of changes in our warranty reserve.

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2006	2005	2006	2005
Warranty balance at beginning of period	$ 562,950	$ 396,981	$ 614,500	$ 505,851
Net provision for current period	23,400	54,000	34,100	70,250
Warranty costs incurred
	(84,250)	(40,968)	(146,500)	(166,088)

Warranty balance at end of period	$ 502,100	$ 410,013	$ 502,100	$ 410,013

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, and the introduction of competing products. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. (There also are other factors that we do not describe because currently, we do not perceive that such factors will cause actual results to differ materially from our expectations.) Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

        To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and related products has traditionally been retinal specialists. In 2003, we made a strategic decision to expand our product offering to include the ophthalmic informatics field. In 2004, we introduced our Ophthalmology Office line composed of Electronic Medical Records (“EMR”) and Enterprise Practice Management (“EPM”) software products by NextGen Healthcare Information Systems, Inc. and our Ophthalmic Picture Archiving and Communication System (“Ophthalmic PACS”). This decision enabled us to offer a wider variety of products and comprehensive solutions to our customer base of ophthalmology departments and practices.

        At June 30, 2006, we had a stockholders’ equity of $6,349,476 and our current assets exceeded our current liabilities by $5,812,231.

        The following discussion should be read in conjunction with the unaudited interim financial statements and the notes thereto which are set forth in Item 1, “Financial Statements (unaudited).” In the opinion of management, the unaudited interim period financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the results of the periods. There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues, or profitability in the future.

Critical Accounting Policies

        Our financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The financial information contained in the financial statements is, to a significant extent, financial information based on transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. Our revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue from installation and training services are recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used relative to the expected useful lives of depreciable assets. Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of the recognition of such events that would impact transactions could change.

Results of Operations

Revenues

         On December 31, 2005, due to a continued increase in installation activity, we elected to classify installation income within our revenues, versus a net effect within sales and marketing expenses. We reclassified the respective 2005 amounts of $173,926 and $329,171 for the three and six-month periods ending June 30, 2005 for comparative purposes.

        Our revenues for the second quarter ended June 30, 2006 were $3,817,196, ($3,635,883 excluding installation revenue), representing a 22% increase from revenues of $3,123,505 ($2,949,579 excluding installation revenue) for the second quarter ended June 30, 2005. Revenues for the first six months of fiscal 2006 were $7,467,890 ($7,076,829 excluding installation revenue), representing a 22% increase from revenues of $6,118,775 ($5,789,604 excluding installation revenue), for the comparable six months of fiscal 2005. The increase in revenues is due primarily to higher revenues generated from the digital angiography systems and informatics products. Digital angiography systems and informatics products accounted for approximately 84% and 86% of our revenue for the second quarters of 2006 and 2005, respectively, and 86% of our revenue for the six months ended June 30, 2006 and 2005. Service revenues accounted for approximately 16% and 14% of our revenue for the second quarters of 2006 and 2005, respectively, and approximately 14% of our revenue for the six months ended June 30, 2006 and 2005. Revenues from sales of the our products to related parties were approximately $215,000 and $359,000 during the three and six month periods ended June 30, 2006 and $184,000 and $467,000 for the comparable three and six month periods ending June 30, 2005, respectively.

Gross Margins

        Gross margins were approximately 56% (59% before installation change) during the three and six month periods ended June 30, 2006 as compared to 57% (59% before installation change) for three and six month periods ended June 30, 2005. The changed presentation in connection with presenting installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a three percent decrease in gross margins for the three and six month period ended June 30, 2006, and a two percent decrease in gross margins for the three and six month periods ended June 30, 2005. We anticipate that our gross margins will decrease, as our sales of the Ophthalmology Office software products become more significant, because gross margins associated with the sales of these products are lower than the majority of the products that we currently sell.

Sales and Marketing Expenses

        The changed presentation of installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a change in sales and marketing expenses. We reclassified the respective 2005 amounts for comparative purposes.

        Sales and marketing expenses accounted for approximately 21% of total revenues during the second quarter of fiscal 2006 as compared to approximately 23% during the second quarter of fiscal 2005. Actual expenses increased to $806,754 ($811,578 before the installation change) during the second quarter of 2006 versus $718,022 ($686,390 before the installation change) during the second quarter of 2005. For the first six months of fiscal 2006 and 2005 such expenses accounted for approximately 22% and 24% of total revenues for the respective six-month

periods.     Actual expenses increased to $1,651,173 ($1,640,106 before the installation change) during the first six months of fiscal 2006 versus $1,478,881 ($1,414,395 before the installation change) during the first six months of fiscal 2005. The primary contributing factors to the increased expenses were new hires to the sales force and higher commissions associated with increased revenue levels.

General and Administrative Expenses

        General and administrative expenses were $401,866 in the second quarter of fiscal 2006 and $325,636 in the second quarter of fiscal 2005. Such expenses accounted for approximately 11% and 10% of revenues during the second quarters of 2006 and 2005, respectively. Expenses increased to $768,900 from $638,632 during the six month periods ended June 30, 2006 and 2005, respectively. For the first six months ended June 30, 2006 and 2005, such expenses accounted for approximately 10% of total revenues The increased expenses were the result of increases in our sales return reserve requirements, offset by a decrease in legal expenses due to the reimbursement of legal fees related to a lawsuit that was settled on February 23, 2006.

Research and Development Expenses

        Research and development expenses were $396,341 in the second quarter of fiscal 2006 and $265,404 in the second quarter of fiscal 2005. Such expenses accounted for approximately 10% and 9% of revenues during the second quarter of 2006 and 2005, respectively. For the first six months of fiscal 2006, such expenses were $762,248 and accounted for approximately 10% of total revenues, as compared to expenses of $507,811 and accounted for approximately 9% during the first six months of 2005. We have been and will continue to focus our research and development efforts on new digital image capture products. We expect our research and development expenditures to increase substantially due to our increased focus on developing new products. Outside consultants and MediVision currently conduct most of our research and development.

Interest and Other Expense, net

        Interest and other expenses were ($14,136) during the second quarter of fiscal 2006 versus $51,029 during the second quarter of fiscal 2005. For the six months ended June 30, 2006 and 2005, interest and other expenses were $10,165 and $103,618, respectively. These amounts were comprised principally of interest income, and financing facilitations provided to certain of our customers in connection with sales of our products.

Net Income

        We recorded net income of $535,294, or $0.03 per share basic and diluted earnings, for the second quarter ended June 30, 2006 as compared to net income of $405,951 or $0.03 per share basic and diluted earnings for the second quarter ended June 30, 2005. For the six months ended June 30, 2006 and 2005, we recorded net income of $1,020,170 or $0.06 per share basic earnings and diluted earnings, as compared to $740,111, or $0.05 per share basic and diluted earnings, respectively.

Balance Sheet

        Our assets increased by $2,625,877 during the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. There was a substantial increase in cash and equivalents of $3,847,074, generated primarily from our profitable operations and receipt of $1,955,588 in repayments from MediVision. We have also increased our inventory and entered a long term distribution and license agreement for a new digital imaging system. The increase in inventory is primarily in finished goods as several orders had been substantially completed, but did not meet all of the applicable criteria for sales recognition. The new long term license and distribution agreement required a cash payment of $200,000, which has been capitalized and is reflected on our balance sheet. We have exclusive distributing rights to a new digital imaging system in the Americas and the Pacific Rim (not including China and India) and the indicated capitalized fee will be amortized over the term of the agreement. Our liabilities decreased by $493,280 mainly due to the repayment and conversion of our notes to Laurus Master Fund. Our stockholders’ equity increased by $3,119,158 due to net income, and the conversion of a portion of our notes payable to Laurus Master Fund into common stock.

Liquidity and Capital Resources

        Our operating activities generated cash of $1,642,918 during the six months ended June 30, 2006 as compared to cash generated of $1,009,309 in the six months ended June 30, 2005. The cash generated from operations during the first six months of 2006 was principally from net income for the period, a decrease in accounts receivable, offset by an increase in inventory. The cash generated from operations during the first six months of 2005 was principally from net income for the period, a decrease in inventory, and an increase of current liabilities.

        Cash used in investing activities was $66,489 during the first six months of 2006 as compared to $8,750 during the first six months of 2005. Our investing activities consisted of purchases of software and equipment. We anticipate continued near-term capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

        We generated cash in financing activities of $436,023 during the first six months of fiscal 2006 as compared to cash used of $884,785 during the first six months of fiscal 2005. The cash generated in financing activities during the first six months of 2006 was principally from proceeds on the note receivable from MediVision, offset by repayments of the debt to Laurus. The cash used in financing activities during the first six months of 2005 was principally from advances on the note receivable from MediVision and repayments of the debt to Laurus.

        On June 30, 2006 our cash and cash equivalents were $5,953,158. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and selling and marketing related expenses for existing products.

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

Material Agreement

        On June 28, 2006, we and MediVision entered into a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73,808 of research and development advances made in previous periods. Additionally, we are obligated to pay an advance totaling $460,000 based on the completion of certain phases of development of the new digital imaging system and the completion of certain documents. We also granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein and a license to use our patents to develop the new digital imaging system and fulfill its obligations under this Agreement. Our foregoing appointment as an exclusive distributor is conditional upon the payment of the advance and MediVision’s successful completion of the engineering, mass manufacture, and supply of the new digital imaging system, which has specifically dedicated features for the retinal market, in accordance with the technical specifications contained in the agreement.

        The advanced funds will be recovered as we purchase new digital imaging systems in accordance with specified quotas. The quotas mandate that we purchase a minimum amount of the new digital imaging system each year. The quotas for 2007, 2008, 2009, and 2010 are 50, 70, 80, and 90 units, respectively, and will be at least 95 units for each year thereafter. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire distribution agreement.

        Under this Agreement, we may not deal in the new digital imaging system outside the agreed upon territory. Moreover, excluding our current products or products derived from our current products, we may not deal in products that compete directly with the new digital imaging system or represent or provide services to a company which has a product or products that competes with the new digital imaging system. We also agreed to, among other things, as confined to the agreed upon territory, (1) use commercially reasonable efforts in promoting, marketing and selling the new digital imaging system, (2) service customers who purchased the new digital imaging system in the agreed upon territory, (3) diligently advertise the new digital imaging system in the agreed upon territory in relevant journals and by direct mail, (4) cooperate with MediVision in dealing with customer complaints concerning the new digital imaging system, and (5) provide MediVision with a 12 month forecast of our intended purchases during such year, including, at least 30 days prior to the beginning of each quota year, providing MediVision with an annual purchase order that includes a breakdown of our purchases by quarter; at least 70% of the applicable annual quota must be ordered in this annual purchase order.

        Under this Agreement, excluding intellectual property rights, neither party is entitled to damages as a result of loss of use, sales or profits, or any special, indirect, incidental, or consequential loss or damage. Moreover, MediVision will not be liable to OIS in connection with any patent infringement claim in certain instances whereby (1) the new digital imaging system is combined with another device not manufactured by MediVision, (2) the new digital imaging system is used in way other than for which it was designed, and (3) the new digital imaging system is modified by OIS or a third party.

        The initial term of this agreement is for ten years, which will be automatically renewed in one year periods. Cash payments made under this agreement for exclusive distribution rights have been capitalized, and will be amortized over the term of the agreement. Either party may terminate the agreement with at least 6 months prior written notice of the intent to terminate, provided that, we meet the purchase quota.

ITEM 3.	CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and the our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.

        During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS

31.1 –	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
31.2 –	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
32 –	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS
Date: August 14, 2006

By:	/s/ Gil Allon

Name:	Gil Allon,
Title:	Chief Executive Officer
By:	Ariel Shenhar

Name:	Ariel Shenhar,
Title:	Chief Financial Officer