Form 10QSB
period 2006-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2006-11-13
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 13, 2006, 16,120,829 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes     No

OPHTHALMIC IMAGING SYSTEMS

FORM 10-QSB

FOR THE QUARTER ENDED September 30, 2006

i

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems

Condensed Balance Sheet

September 30, 2006

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,887,388
Accounts receivable, net	2,001,744
Receivable from related party	196,715
Inventories, net	624,665
Prepaid expenses and other current assets	543,991
Deferred tax asset	1,138,674

Total current assets	10,393,177

Furniture and equipment, net of accumulated
depreciation and amortization of $373,747	245,108
Restricted cash	158,502
Licensing agreement	273,808
Prepaid products	160,000
Other assets	52,378

Total assets	$11,282,973

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$801,101
Accrued liabilities	1,713,411
Deferred extended warranty revenue	1,082,320
Customer deposits	545,460
Lease payable- current portion	8,797

Total current liabilities	4,154,089

Noncurrent liabilities:
Line of credit	150,000
Lease payable, less current portion	8,220

Total liabilities	4,312,309

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
16,104,162 issued and outstanding	15,693,470
Accumulated deficit	(8,722,806)

Total stockholders' equity	6,970,664

Total liabilities and stockholders' equity	$11,282,973

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Condensed Statements of Income

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net revenues	$3,927,257	$3,389,560	$11,395,147	$9,508,335
Cost of sales	1,709,611	1,395,084	4,964,845	4,035,782

Gross profit	2,217,646	1,994,476	6,430,302	5,472,553

Operating expenses:
Sales and marketing	825,023	779,482	2,476,196	2,258,363
General and administrative	425,448	360,291	1,194,348	998,922
Research and development	413,302	327,501	1,175,550	835,313

Total operating expenses	1,663,773	1,467,274	4,846,094	4,092,598

Income from operations	553,873	527,202	1,584,208	1,379,955
Interest and other income (expense), net	39,328	6,378	29,163	(97,240)

Net income before income taxes	593,201	533,580	1,613,371	1,282,715
Income tax benefit (expense)	13,632	(17,200)	13,632	(26,224)

Net income	$606,833	$516,380	$1,627,003	$1,256,491

Shares used in the calculation of basic
net income per share	16,104,162	15,263,798	16,026,730	15,125,515

Basic net income per share	$0.04	$0.03	$0.10	$0.08

Shares used in the calculation of diluted
net income per share	17,862,301	16,427,844	17,701,767	16,295,525

Diluted net income per share	$0.03	$0.03	$0.09	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2006	2005
Operating activities:
Net income	$1,627,002	$1,256,491
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	52,212	59,703
Compensation expense related to FAS123R	16,958	-
Non-cash interest charge	1,994	8,011
Net increase (decrease) in current assets other
than cash and cash equivalents	163,035	(1,104,642)
Net (increase) decrease in other assets	(261,071)	87,236
Net increase in current liabilities other
than short-term borrowings	39,099	830,692

Net cash provided by operating activities	1,639,229	1,137,491

Investing activities:
Acquisition of furniture and equipment	(189,533)	(24,745)

Financing activities:
Principal payments on notes payable	(152,262)	(254,886)
Proceeds from note receivable from related parties	486,803	285,406
Proceeds from sale of stock	12,445	47,680
Proceeds from line of credit, net	150,000	-

Net cash provided by financing activities	496,986	78,200
Net increase in cash and equivalents	1,946,682	1,190,946
Cash and equivalents, beginning of the period	3,940,706	1,990,310

Cash and equivalents, end of the period	$5,887,388	$3,181,256

Supplemental schedule of noncash financing activities:
Conversion of notes payable with common stock	$688,067	$210,253
Conversion of interest with common stock	$1,994	$8,011
Reduction in receivable from
Related party in exchange for inventory and
other noncash transactions, net	$(50,469)	$46,778

Supplemental schedule of cash flow information:
Cash paid for interest	$6,740	$60,478
Cash paid for taxes	$117,660	$41,026

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Notes to Condensed Financial Statements

Three and Nine Month Periods ended September 30, 2006 and 2005

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2006, condensed statements of income for the three and nine month periods ended September 30, 2006 and 2005 and the condensed statements of cash flows for the nine month periods ended September 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2005 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted
net income per share	$606, 833	$516,380	$1,627,003	$1,256,491

Denominator for basic net income per share:
Weighted average shares	16,102,997	15,263,798	16,026,730	15,125,515

Effect of dilutive employee/director stock options	1,759,304	1,164,046	1,675,037	1,170,010

Dilutive potential common shares	1,759,304	1,164,046	1,675,037	1,170,010

Denominator for diluted net income per share	17,862,301	16,427,844	17,701,767	16,295,525

Basic net income per share	$0.04	$0.03	$0.10	$0.08

Diluted net income per share	$0.03	$0.03	$0.09	$0.08

As of September 30, 2006 and September 30, 2005 there were 21,500 and 744,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

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

The amount owed to the financial institutions by MediVision and secured by us as of September 30, 2006 was approximately $1,750,000.

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

As a result of the foregoing transactions, as of September 30, 2006, MediVision owns approximately 59% of our outstanding common stock.

On June 28, 2006, we and MediVision entered a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73, 808 of research and development advances made in previous periods. Additionally, we are obligated to pay advances totaling $460,000 based on the completion of certain phases of development of the new digital imaging system and the completion of certain documents, and granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. The advanced funds will be recovered as we purchase new digital imaging systems in accordance with the specified quotas. The quota mandates that we purchase a minimum amount of the new digital imaging systems each year. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire agreement. The quotas for 2007, 2008, 2009, and 2010 are 50, 70, 80, and 90 units, respectively, and will be at least 95 units for each year thereafter. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quota. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement.

At September 30, 2006 we had recorded a net amount due from MediVision of approximately $94,000 for products.

Sales to MediVision during the three and nine months ended September 30, 2006 totaled approximately $64,000 and $211,000. Sales to MediVision during the three and nine months ended September 30, 2005 totaled approximately $178,200 and $584,200, respectively.

During the three and nine-month periods ended September 30, 2006, we paid approximately $285,000 and $761,000, respectively, to MediVision for research and development performed by MediVision on our behalf. During the three and nine-month periods ended September 30, 2005, we paid approximately $134,000 and $504,000, respectively, to MediVision for research and development performed by MediVision on our behalf.

At September 30, 2006 we had recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $103,000 for products and services. Sales to CCS Pawlowski during the three and nine months ended September 30, 2006 totaled approximately $63,000 and $275,000, respectively. Sales to CCS Pawlowski during the three and nine months ended September 30, 2005 totaled approximately $67,000 and $127,000, respectively.

Note 4.	Stock Based Compensation

At September 30, 2006, we had six stock-based compensation plans (the “Plans”). On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. The Company has elected the modified prospective transition method as permitted under SFAS No. 123R, and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

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

Stock Options
In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black – Scholes option pricing model and the following weighted average assumptions:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Dividend Yield	None	None

Expected volatility	71.40%	71.40%

Risk-free interest rate	4.27	4.27

Expected term (years)	10	10

The Company recorded an incremental $4,000 and $17,000 of stock-based compensation expense during the three and nine months ended September 30, 2006, respectively, as a result of the adoption of SFAS No. 123R. The following table presents the impact of the adoption of SFAS No. 123R on selected statement of operations line items for the three and nine months ended September 30, 2006:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2006
	As Reported Under SFAS No. 123R	Under APB No. 25	Difference	As Reported Under SFAS No. 123R	Under APB No. 25	Difference
(Dollars in thousands, except per share amounts)

Net Income	$ 607	$ 611	$ 4	$ 1,627	$ 1,644	$ 17

Basic Income Per Share	$ 0.04	$ 0.04	$ ----	$ 0.10	$ 0.10	$ ----
Diluted Income Per Share	$ 0.03	$ 0.03	$ ----	$ 0.09	$ 0.09	$ ----

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	2,107,543	$0.55	7.45	2,845,183

Granted	190,000	$1.84	9.95	11,400

Exercised	18,510	$0.67	-	-

Forfeited/Expired	19,500	$0.96	-	-

Outstanding at September 30, 2006	2,259,533	$0.65	7.28	3,208,537

Exercisable at September 30, 2006	1,734,991	$0.51	6.92	2,706,586

The incremental stock-based compensation expense resulting from the adoption of SFAS No.123R represents expense related to stock options granted prior to, but not yet vested as of, January 1, 2006. As of September 30, 2006, the Company had $35,594 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2009. The total fair value of options vested during the three – and nine-month periods ended September 30, 2006 was $4,105 and $16,958, respectively. Cash received from stock option exercises for the three- month and nine-month periods ended September 30, 2006 was $6,129 and $12,445, respectively.

There were 0 and 190,000 options granted for the three and nine-month period ended September 30, 2006, respectively, all of which were qualified options, granted to non-executive employees. The exercise price of the 170,000 options granted is $1.83. The exercise price of the remaining 20,000 options granted is $1.96. The total intrinsic value of options exercised during the three- and nine-month periods ended September 30, 2006 was $11,170 and $14,943, respectively.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock-based awards to employees and directors using the intrinsic value method of accounting in accordance with APB No. 25. Under the intrinsic value method, compensation cost is generally the excess, if any, of the quoted market price of the stock at the grant or other measurement date over the exercise price. The Company recorded no compensation expense under APB No. 25 and FIN No. 44 for the three and nine months ended September 30, 2005.

Had compensation expense related to the Company’s stock option awards to employees and directors been determined under the fair value method prescribed under SFAS No. 123, the Company’s net income and income per share would have been the pro forma amounts set forth in the table below:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net income as reported	$ 516,380	$ 1,256,491
Stock-based employee compensation included in net loss as reported	---	---

Stock-based employee compensation expense
determined under fair value method, net of tax	$ (7,449)	$ (17,509)
Net income	$ 508,931	$ 1,238,982
Basic Income Per Share	$ 0.03	$ 0.08

Note 5.	Warranty Obligations

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

The following provides a reconciliation of changes in our warranty reserve.

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2006	2005	2006	2005

Warranty balance at beginning of period	$ 502,100	$ 410,013	$ 614,500	$ 505,850
Net provision for current period	7,725	173,650	41,825	243,900
Warranty costs incurred	(87,188)	(57,813)	(233,688)	(223,900)

Warranty balance at end of period	$ 422,637	$ 525,850	$ 422,638	$ 525,850

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies, and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, and the introduction of competing products. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. (There also are other factors that we do not describe because currently, we do not perceive that such factors will cause actual results to differ materially from our expectations.) Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

        To date, we have designed, developed, manufactured, and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and related products has traditionally been retinal specialists. In 2003, we made a strategic decision to expand our product offering to include the ophthalmic informatics field. In 2004, we introduced our Ophthalmology Office line composed of Electronic Medical Records (“EMR”) and Enterprise Practice Management (“EPM”) software products by NextGen Healthcare Information Systems, Inc. and our Ophthalmic Picture Archiving and Communication System (“Ophthalmic PACS”). This decision enabled us to offer a wider variety of products and comprehensive solutions to our customer base of ophthalmology departments and practices.

        At September 30, 2006, we had stockholders’ equity of $6,970,664 and our current assets exceeded our current liabilities by $6,239,088.

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with United States generally accepted accounting principles (“GAAP”). The financial information contained in the financial statements is, to a significant extent, financial information based on transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability. Our revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” As such, revenue is recorded when there is evidence of an arrangement, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Revenue from installation and training services are recognized when such services are performed. Revenue generated from service contracts are recognized ratably over the term of the contracts. Estimates are used relative to the expected useful lives of depreciable assets.

        We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. According to IRS rule 382, our net operating losses prior to August of 2000 are capped at $389,000 per year as of fiscal year 2000 for 20 years. We use the following analysis to assess whether we will more likely than not realize the deferred tax asset. We assume that we will be able to use all of our unlimited NOL amounts. We then assess the amount of our future capped net operating losses we will more likely than not be able to use.

        We were not profitable for seventeen consecutive years between 1984 and 2000. We turned a profit in 2001 and have been profitable for the last five years. There is significant uncertainty projecting future profitability due to the history of our business, and the volatility of the market that we are in. We calculate our tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future.

        In the fourth quarter of every fiscal year, we participate in the industry’s largest tradeshow of the year, which contributes approximately 25% of our revenue generated in the last month of the fiscal year. This tradeshow substantially influences the outcome of our profitability for that year, as well as gives us an indication of the years to come. Significant expenses, resources, and risk are put into the tradeshow every year in hopes of generating revenue. We can also see how the market responds to our new products, as well as our competitor’s products. With this tradeshow behind us in the fourth quarter of every fiscal year, we are in a better position to assess how we are doing, will be doing in the years to come, and determine whether it is more likely than not that we will be able to realize our deferred tax assets.

        We have two types of warranty reserves. A general product reserve on a per product basis, and specific reserves created as we become aware of issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. The unanticipated reserves usually arise from the introduction of new products at our largest tradeshow of the year in October/November of every year. When a new product is introduced, we reserve for specific problems arising from potential issues during the implementation phase. As time passes, and the issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

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

        On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123R-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment, (“SFAS 123R”). We are currently evaluating the available transition alternatives of FSP 123R-3.  We do not believe the adoption of FSP 123R-3 will have a material impact on our financial position, results of operations or cash flows.

        On September 13, 2006, the SEC published Staff Accounting Bulleting No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  The interpretations in this Staff Accounting Bulleting are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet.  This guidance will apply to the first fiscal year ending after November 15, 2006 and early application in interim periods is encouraged.  We do not believe the adoption of SAB 108 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

Revenues

        On December 31, 2005, due to a continued increase in installation activity, we elected to classify installation income within our revenues, versus a net effect within sales and marketing expenses. We reclassified the respective 2005 amounts of $143,344 and $472,515 for the three and nine-month periods ending September 30, 2005 for comparative purposes.

        Our revenues for the third quarter ended September 30, 2006 were $3,927,257, ($3,643,135 excluding installation revenue), representing a 16% increase from revenues of $3,389,560 ($3,246,216 excluding installation revenue) for the third quarter ended September 30, 2005. The increase in revenues of $537,697 is due to higher revenues generated from product sales of $426,400 and service sales for these products of $111,297.

        Revenues for the first nine months of fiscal 2006 were $11,395,147 ($10,699,964 excluding installation revenue), representing a 20% increase from revenues of $9,508,335 ($9,035,820 excluding installation revenue), for the comparable nine months of fiscal 2005. The increase in revenues of $1,886,811 is due to higher revenues generated from product sales of $1,566,541 and service sales for these products of $320,270. Products accounted for approximately 85% and 86% of our revenue for the third quarters of 2006 and 2005, respectively, and 85% and 86% of our revenue for the nine months ended September 30, 2006 and 2005, respectively.

        Service revenues for these products accounted for approximately 15% and 14% of our revenue for the third quarters of 2006 and 2005, respectively, and approximately 15% and 14% of our revenue for the nine months ended September 30, 2006 and 2005, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of the contracts. This education process has been ongoing for the last five years and the service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the third quarter and nine months ended September 30, 2006 was comprised mostly of service contract revenue and the rest consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty.

        Revenues from sales of our products to related parties were approximately $127,000 and $486,000 during the three and nine month periods ended September 30, 2006 and $245,000 and $711,000 for the comparable three and nine month periods ending September 30, 2005, respectively.

        In the fourth quarter of the fiscal year, we participate in the industry’s largest trade show of the year. Based on our prior experience, substantial income is generated from the trade show, which comprises approximately 25% of our annual revenue recognized in December of each year. The trade show substantially determines our profitability for the current year and provides an indication of the years to come. Significant expenses, resources, and risk are put into the tradeshow every year in hopes of generating revenue.

Gross Margins

        Gross margins were approximately 57% (60% before installation change) during the three month period ended September 30, 2006 as compared to 59% (61% before installation change) for the three month period ended September 30, 2005. Gross margins were approximately 56% (58% before installation change) during the nine-month period ended September 30, 2006 as compared to 58% (60% before installation change) for the nine month period ended September 30, 2005. The changed presentation in connection with presenting installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a 3% and 2% decrease in gross margins for the three and nine month period ended September 30, 2006, respectively, and a 2% decrease in gross margins for the three and nine month periods ended September 30, 2005. We anticipate that our gross margins will decrease, as our sales of the Ophthalmology Office software products become more significant, because gross margins associated with the sales of these products are lower than the majority of the products that we currently sell.

Sales and Marketing Expenses

        The changed presentation of installation income within our revenues, versus a net effect within sales and marketing expenses, resulted in a change in sales and marketing expenses. We reclassified the respective 2005 amounts for comparative purposes.

        Sales and marketing expenses accounted for approximately 21% of total revenues during the third quarter of fiscal 2006 as compared to approximately 23% during the third quarter of fiscal 2005. Actual expenses increased to $825,023 ($805,034 before the installation change) during the third quarter of 2006 versus $779,482 ($781,521 before the installation change) during the third quarter of 2005. For the first nine months of fiscal 2006 and 2005 such expenses accounted for approximately 22% and 24% of total revenues for the respective nine-month periods. Actual expenses increased to $2,476,196 ($2,456,207 before the installation change) during the first nine months of fiscal 2006 versus $2,258,363 ($2,195,917 before the installation change) during the first nine months of fiscal 2005. The primary contributing factor to the increased expenses were new hires to the sales force.

General and Administrative Expenses

        General and administrative expenses were $425,448 in the third quarter of fiscal 2006 and $360,291 in the third quarter of fiscal 2005. Such expenses accounted for approximately 11% of revenues during the third quarters of 2006 and 2005. Expenses increased to $1,194,348 from $998,922 during the nine month periods ended September 30, 2006 and 2005, respectively. For the first nine months ended September 30, 2006 and 2005, such expenses accounted for approximately 11% of total revenues. The % increase in general and administrative expenses of 19.6%, was consistent with the increase in sales of 19.8%.

Research and Development Expenses

        Research and development expenses were $413,302 in the third quarter of fiscal 2006 and $327,501 in the third quarter of fiscal 2005. Such expenses accounted for approximately 11% and 10% of revenues during the third quarter of 2006 and 2005, respectively. For the first nine months of fiscal 2006, such expenses were $1,175,550 and accounted for approximately 10% of total revenues, as compared to expenses of $835,313 that accounted for approximately 9% during the first nine months of 2005. We have been and will continue to focus our research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development.

Interest and Other Expense, net

        Interest and other expenses were ($39,328) during the third quarter of fiscal 2006 versus ($6,378) during the third quarter of fiscal 2005. These amounts were comprised principally of interest income of $68,248, and financing facilitations provided to certain of our customers in connection with sales of our products of $18,817. For the nine months ended September 30, 2006 and 2005, interest and other expenses were ($29,163) and $97,240, respectively. These amounts were comprised principally of interest income of $174,763 and financing facilitations provided to certain of our customers in connection with sales of our products of $95,775. Pursuant to paragraph 16 of SFAS 140, we participate in tri-party arrangements with our customers and an intermediary lender. Specifically, the lender accepts an IOU from the customer and then presents a separate IOU to us. The agreement with the lender allows the customer to pay over time interest-free. With the IOU, we may require that the lender make accelerated payment(s) at an appropriately discounted amount. In substance these transactions allow the customer to obtain financing from an lender to pay amounts due to us. The customer’s original liability to us is extinguished when the lender remits cash or a lender IOU to us. We incur these financing costs to expedite payment and lessen the necessary collection efforts.

Income Taxes

        Income tax benefit (expense) was $13,632 during the third quarter of fiscal 2006 versus ($17,200) during the third quarter of fiscal 2005. For the nine months ended September 30, 2006 and 2005, income tax benefit (expense) was $13,632 and ($26,224), respectively.

        We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. We use the following analysis to assess whether we will more likely than not realize the deferred tax asset. We assume that we will be able to use all of our unlimited NOL amounts. We then assess the amount of our future capped net operating losses we will more likely than not be able to use.

Net Income

        We recorded net income of $606,833, or $0.04 and $0.03 per share basic and diluted earnings, respectively, for the third quarter ended September 30, 2006 as compared to net income of $516,380 or $0.03 per share basic and diluted earnings for the third quarter ended September 30, 2005. For the nine months ended September 30, 2006 and 2005, we recorded net income of $1,627,003 or $0.10 and $0.09 per share basic earnings and diluted earnings, respectively, as compared to $1,256,491, or $0.08 per share basic and diluted earnings, respectively.

Balance Sheet

         Our assets increased by $2,321,955 as of September 30, 2006 as compared to the September 30, 2005. There was a substantial increase in cash and equivalents of $2,706,132, generated primarily from our profitable operations from the previous 12 months of $2,125,765 and receipt of $717,556 in repayments from MediVision. Our inventory increased primarily in finished goods as several orders were substantially completed, but did not meet all of the applicable criteria for sales recognition. We did not recognize $382,663 in revenue because these sales failed to meet our revenue recognition policies. Certain of these revenues did not meet the acceptance rights specified in the contract and for others we were uncertain about the collectability of the sale, even though the inventory was physically shipped. The amount of inventory related to this revenue was $73,710.

        We have entered a long term distribution and license agreement for a new digital imaging system, which required a cash payment of $200,000 and an amount previously paid for research and development of $73,808 being applied and shown as a licensing agreement. We have exclusive distributing rights to a new digital imaging system in the Americas and the Pacific Rim (not including China and India) and the indicated capitalized fee will be amortized over the term of the agreement. We also prepaid $160,000 for products related to this new digital imaging system. Our liabilities decreased by $720,455 mainly due to the repayment and conversion of our notes to Laurus Master Fund. Our stockholders’ equity increased by $3,042,410 primarily due to net income from the previous 12 months of $2,125,765, and the conversion of a portion of our notes payable to Laurus Master Fund into common stock of $882,661.

         During the quarter ended September 30, 2006, our assets increased by $644,010 as compared to the quarter ended June 30, 2006. This increase is primarily due to an increase in our prepaid expenses of $193,375 related to our largest tradeshow of the year taking place in November 2006, an increase in our fixed assets of $123,043, an increase in our accounts receivable of $198,697, and a prepayment of products of $160,000 related to our new digital imaging system. During the quarter ended September 30, 2006, our liabilities increased by $147,393, as compared to the quarter ended June 30, 2006, primarily due to an increase in accounts payable due to timing differences between when we cut our checks and when we sent them out.

Liquidity and Capital Resources

        Our operating activities generated cash of $1,639,229 during the nine months ended September 30, 2006 as compared to cash generated of $1,137,491 in the nine months ended September 30, 2005. The cash generated from operations during the first nine months of 2006 was principally from net income for the period of $1,627,002. There were no significant changes in working capital for the period. The cash generated from operations during the first nine months of 2005 was principally from net income of $1,256,491 for the period and an increase in customer deposits of $616,104, increase in trade payables of $164,494, partially offset by increased receivables of $978,011.

        Cash used in investing activities was $189,533 during the first nine months of 2006 as compared to $24,745 during the first nine months of 2005. Our investing activities consisted of purchases of software, equipment, telephone and security system, and furniture. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

        We generated cash in financing activities of $496,986 during the first nine months of fiscal 2006 as compared to cash generated of $78,200 during the first nine months of fiscal 2005. The cash generated in financing activities during the first nine months of 2006 was principally from proceeds on the note receivable from MediVision of $486,803, draw on our line of credit of $150,000, offset by repayments of the debt to Laurus of $144,579. The cash generated in financing activities during the first nine months of 2005 was primarily due to a payment from MediVision of an intercompany receivable of $285,406, offset by monthly payments of the debt instrument to Laurus of $247,005.

        On September 30, 2006 our cash and cash equivalents were $5,887,388. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and selling and marketing related expenses for existing products.

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

        On October 18, 2006, the investment agreement we entered into with Dutchess Private Equities Fund II, LP (“Dutchess”) on December 28, 2004, providing for an equity line of credit was terminated. Pursuant to the original investment agreement, Dutchess agreed to provide us with up to $9,000,000 of funding. We had not requested any drawdowns under the investment agreement on or before the time of termination.

Material Agreement

        On June 28, 2006, we and MediVision entered into a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73,808 of research and development advances made in previous periods. Additionally, we are obligated to pay an advance totaling $460,000 based on the completion of certain phases of development of the new digital imaging system and the completion of certain documents. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. We also granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein and a license to use our patents to develop the new digital imaging system and fulfill its obligations under this Agreement. Our foregoing appointment as an exclusive distributor is conditional upon the payment of the advance and MediVision’s successful completion of the engineering, mass manufacture, and supply of the new digital imaging system, which has specifically dedicated features for the retinal market, in accordance with the technical specifications contained in the agreement.

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

        Under this Agreement, we may not deal in the new digital imaging system outside the agreed upon territory. Moreover, excluding our current products or products derived from our current products, we may not deal in products that compete directly with the new digital imaging system or represent or provide services to a company which has a product or products that compete with the new digital imaging system. We also agreed to, among other things, as confined to the agreed upon territory, (1) use commercially reasonable efforts in promoting, marketing and selling the new digital imaging system, (2) service customers who purchased the new digital imaging system in the agreed upon territory, (3) diligently advertise the new digital imaging system in the agreed upon territory in relevant journals and by direct mail, (4) cooperate with MediVision in dealing with customer complaints concerning the new digital imaging system, and (5) provide MediVision with a 12 month forecast of our intended purchases during such year, including, at least 30 days prior to the beginning of each quota year, providing MediVision with an annual purchase order that includes a breakdown of our purchases by quarter; at least 70% of the applicable annual quota must be ordered in this annual purchase order.

        Under this Agreement, excluding intellectual property rights, neither party is entitled to damages as a result of loss of use, sales or profits, or any special, indirect, incidental, or consequential loss or damage. Moreover, MediVision will not be liable to OIS in connection with any patent infringement claim in certain instances whereby (1) the new digital imaging system is combined with another device not manufactured by MediVision, (2) the new digital imaging system is used in a way other than for which it was designed, and (3) the new digital imaging system is modified by OIS or a third party.

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

ITEM 3.          CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.

        During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 13, 2006

By:	/s/ Gil Allon

Name:	Gil Allon,
Title:	Chief Executive Officer
By:	/s/ Ariel Shenhar

Name:	Ariel Shenhar,
Title:	Chief Financial Officer