Form 10KSB/A
period 2005-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2007-03-29
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

        Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   No

        The issuer’s revenues for its most recent fiscal year were $13,650,507.

        The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of February 22, 2006 was approximately $13,196,306 based upon the average bid and ask price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of February 22, 2006, there were 16,085,652 issued and outstanding shares of the issuer’s common stock.

        Transitional Small Business Disclosure Format (check one): Yes No

        As used herein, “OIS,” “we,” “us,” “our” and the “Company” refer to the Ophthalmic Imaging Systems.

Explanatory Note

        In response to comments received from the Staff of the Securities and Exchange Commission (“SEC”), we are filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment No. 1”) to revise and expand the disclosures made in Item 6, “Management’s Discussion and Analysis or Plan of Operation” and Note 4 in Item 7, “Financial Statements,” both of Part I of our Form 10-KSB for the fiscal year ended December 31, 2006, which was filed with the SEC on March 28, 2006 (the “Original 10-KSB”). In accordance with the rules of the SEC, the complete text of Item 6 has been set forth in this Amendment No. 1, including those portions of that text that have not been amended from that set forth in the Original 10-KSB.

        Except for the revisions in Items 6 and 7, we have not undertaken in this Amendment No. 1 to modify or update any other disclosures in our Original 10-KSB, and this Amendment No. 1 does not reflect any events occurring after the date of filing of the Original 10-KSB.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

        In August 2002, our Board of Directors, at MediVision’s request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision’s loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in our assets, which had been granted in consideration of loans to us from MediVision. In December 2002, our Board of Directors approved our issuance of two debentures in favor of the financial institutions to act as security for the debt of MediVision, which debentures were secured by a first lien on all of our assets. Such debentures and lien were signed in December 2002. The purpose of both debentures was to guarantee and/or provide a security interest for certain debts and liabilities of MediVision. On July 20, 2005, we replaced the existing debentures and lien in favor of the banks that we issued in an aggregate amount of up to $1,900,000, with a new debenture and lien in an aggregate amount of up to $2,000,000. One of the terminated debentures was issued in favor of United Mizrahi Bank Ltd. and the other terminated debenture was issued in favor of Bank Leumi Le-Israel. In lieu of the terminated debentures, we entered into a new Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The number of shares securing the Debenture is comprised of the 1,204,500 shares previously securing the promissory note under the Loan Agreement to cover $1,000,000 and 1,141,000 shares of our common stock (based on the average closing price of our common stock during the last ten (10) business days of February 2005, which was $1.17, discounted by 25%) to cover the second $1,000,000. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2005 was approximately $2,000,000.As a result of the amendments to the Loan Agreement and the Debenture, the total number of shares securing the promissory note under the Loan Agreement and the Debenture, is 3,550,000 out of the 9,420,851 shares of our common stock owned by MediVision as of February 22, 2006.

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

        Financial Accounting Pronouncement SFAS 154

        On June 7, 2005, the FASB issued Statement No. 154 (SFAS 154), Accounting Changes and error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS no. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

        Revenue Recognition

        The Company’s revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements,” American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2", with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

        Under EITF 00-21, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for product shipment, installation and training services, and service contracts based on performance or contract period.

        Revenue for the product shipment is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, we concluded that consideration received from our customer agreements are reliably measurable because the amount of the consideration is fixed and no refund rights are included in the arrangement. We defer 100% of the revenue from sales shipped during the period that we believe may be uncollectible.

        Installation revenue is recognized when the installation is complete. Separate amounts are charged and assigned in the customer quote, sales order and invoice, for installation and training services. These amounts are determined based on fair value, which is calculated in accordance with industry and competitor pricing of similar services and adjustments according to what the market will bear. There is no price reduction in the product price if the customer chooses to not have us complete the installation.

        Extended product service contracts are offered to our customers and are generally entered into prior to the expiration of our one year product warranty. The revenue generated from these transactions are recognized over the contract period, normally one to four years.

        In general, our arrangements with customers, resellers, and distributors do not provide any special rights or privileges with respect to refund or return rights, and in most cases, we do not have arrangements that include acceptance rights. If we make such arrangements for acceptance rights, revenue is recognized when the specific acceptance rights are met.

        Tax Provision

        We calculate a tax provision quarterly and assess how much of our deferred tax asset is more likely than not to be used in the future. We use the following analysis to assess whether we will more likely than not realize the deferred tax asset. In the analysis, we assume that we will be able to use all of our unlimited NOL amounts. We then assess the amount of our future capped net operating losses we will more likely than not be able to use.

        In order to realize our tax asset in 2004 and 2005, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 15 and 14 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000. We became profitable in 2001 and have been profitable for the last five years. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in.

        We used the following analysis to determine whether we needed to recognize a valuation allowance for our deferred tax asset, and if so, how much. In our analysis, we assumed, based on management’s determination, that we will be able to use all of our unlimited NOL amounts. We then assessed the amount of future capped net operating losses we will more likely than not be able to use. In 2004, we made an assessment that we will be able to use four years of capped net operating losses in the future. In 2004, we did not have enough available information to look beyond the year 2009 when assessing the amount of deferred tax assets that are more likely than not to be used. In 2005, due to our increased confidence with an additional year of profitability, and indications of a profitable future year ahead of us, we increased our assessment that we will be able to use five years of capped net operating losses in the future and projected taxable income in 2006. In 2005, we did not have enough available information to look beyond the year 2011 when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses in the company, especially if the losses were not due to an extraordinary item.

        In the fourth quarter of every fiscal year, we participate in the industry’s largest tradeshow of the year, which results in approximately 25% of our revenue generated in the last month of the fiscal year. This tradeshow substantially influences the outcome of our profitability for that year, as well as gives us an indication of the years to come. Significant resources are invested in the tradeshow each year. We can also see how the market responds to our new products, as well as our competitor’s products.

        During the fourth quarter of 2004, we introduced a new product, the WS3200 system. This product was well received at our tradeshow and made up 59% of our system revenue for that quarter, and 19% of our system revenue for the whole year. If this system was not received well by the ophthalmic community, or a competing company came out with a similar system at the tradeshow, this would have had a significant impact on our profitability for the year and into the future. During the fourth quarter of 2005, we introduced four new products, the WS 11k system, Winstation XP Version 10.3, WS Manager and new Ophthalmology Office Retinal templates. These products were well accepted by practitioners and contributed to one-third of the annual system revenue in the fourth quarter. Mainly due to the annual tradeshow, we spent approximately 33% and 35% of our operating expenses for the year in the fourth quarter of fiscal 2004 and 2005, respectively. With this tradeshow behind us in the fourth quarter of 2004 and 2005, we were in a better position to assess our current and future performance, and determine whether it is more likely than not that we will be able to realize our deferred tax assets. Thus, this information prompted us to reduce our valuation allowance in the fourth quarters of 2004 and 2005. If we continue to be profitable in the future, we plan to continue to use the same methodology with regards to our assumptions and estimates pertaining to our income tax provision.

        We re-evaluate our estimates and assumptions we use in our financials on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot surmise whether our assumptions and estimates will change in the future. Based on historical knowledge, however, it is reasonably likely that there will be some changes in some of our estimates and assumptions.

        Warranty Reserve

        We have two types of warranty reserves. A general product reserve on a per product basis and specific reserves created as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. These specific reserves usually arise from the introduction of new products at our largest tradeshow of the year in October/November of each year. When a new product is introduced, we reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

        Historically, we estimated the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. In the fourth quarter of 2005, we analyzed the margin of our total service department, the price of our extended warranty contracts, factored in the hardware costs of the various systems, and used a percentage for the first year warranty to calculate the cost per various systems for the first year manufacturer’s warranty. Based on this analysis, we increased our estimated cost per product in our general reserve for products shipped in the current year.

        Other

        We expense as incurred all costs, such as costs of services performed under the extended warranty contract.

        Estimates are used in determining the expected useful lives of depreciable assets.

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

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

        Revenues

        We decided to present installation income within our revenues, versus a net effect within sales and marketing expenses. We reclassified the respective 2004 amounts for comparative purposes. Our revenues for the year ended December 31, 2005 were $13,650,507 ($13,013,510 without installation revenue) representing an increase of approximately 21% from revenues of $11,293,592 ($10,818,379 without installation revenues) for the year ended December 31, 2004. The increased revenues for 2005 include revenues from products of approximately $1,679,000, including installation, and service revenues of approximately $678,000. Digital angiography systems and Ophthalmology Office products accounted for approximately 86% and 89% of our total revenues during 2005 and 2004, respectively. Service revenue for the years ended 2005 and 2004 accounted for approximately 14% and 11% of our total revenues, respectively. The increased revenues in 2005 reflect the impact of a number of factors discussed in further detail below.

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

        Sales and marketing expenses accounted for approximately 25% of total revenues during fiscal 2005 and 26% during fiscal 2004. Sales and marketing expenses were $3,439,046 ($3,373,529 with net installation) during fiscal 2005, representing an increase compared to sales and marketing expenses of $2,907,844 ($2,936,100 with net installation) in fiscal 2004. The increase in sales and marketing expenses were primarily the result of increased commissions from increased sales of approximately $225,000, increased marketing tradeshow expenses of approximately $117,000, and the hiring of two new sales representatives of approximately $188,000.

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

        Other Expense, net

        Other expenses were $187,342 during 2005 compared to $252,100 during 2004. These amounts were comprised of interest expense associated with the convertible notes to Laurus, debt financing amortization of costs associated with the set-up of the Laurus convertible notes, interest income related to the note receivable with MediVision, and financing arrangements provided to certain customers in connection with sales of our products. The financing arrangements are the result of tri-party arrangements with our customers and an intermediary lender. In substance these transactions allow the customer to obtain financing from an intermediary lender to pay amounts due to us. We incur these financing costs to expedite payment and lessen the necessary collection efforts. In these transactions, we record an interest expense for the difference between the face value of the receivable due from our customer and the discounted amount that we accept as full payment from the intermediary lender. We account for these fees within interest income/expense on the Statement of Income.

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

        Net Income

        We reported net income of $1,755,254, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2005, compared to net income of $1,704,596, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2004. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB/A).

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

        Seasonality

        The Company’s most effective marketing tool is the demonstration and display of its products at the annual meeting of the American Academy of Ophthalmology held during the fall of each year, with a significant amount of our sales orders generated during or shortly after this meeting. Accordingly, we expend a considerable amount of time and resources during the fourth quarter of our fiscal year preparing for this event.

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

        Sales and marketing expenses accounted for approximately 26% of total revenues during fiscal 2004 and 27% during fiscal 2003. Sales and marketing expenses were $2,907,844 ($2,936,100 with net installation), during fiscal 2004, representing an increase of approximately 6% compared to expenses of $2,736,276 ($2,915,848 with net installation) in fiscal 2003. Increased expenses were primarily the result of increased commissions of approximately $108,000 and additional marketing personnel of approximately $80,000.

      General and Administrative Expenses

        General and administrative expenses accounted for approximately 11% and 10% of total revenues during both fiscal 2004 and 2003, respectively. Expense levels increased to $1,205,765 during fiscal 2004, representing an increase of approximately 13% compared to expenses of $1,068,635. Increased general and administrative expenses were primarily the result of increased investor relations expenses of approximately $81,000 and legal expenses of approximately $33,000.

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

        Other Expense, net

        Other expenses were $252,100 during 2004 compared to $269,451 during 2003. These amounts were comprised principally of interest expense associated with the convertible notes to Laurus during fiscal 2004 and 2003, respectively and interest expense associated with financing arrangements provided to certain of the Company’s customers in connection with sales of its products. The financing arrangements are the result of tri-party arrangements with our customers and an intermediary lender. In substance these transactions allow the customer to obtain financing from an intermediary lender to pay amounts due to us. We incur these financing costs to expedite payment and lessen the necessary collection efforts. In these transactions, we record an interest expense for the difference between the face value of the receivable due from our customer and the discounted amount that we accept as full payment from the intermediary lender. We account for these fees within interest income/expense on the Statement of Income.

        Interest income in both 2004 and 2003 was insignificant.

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

        Net Income

        We reported net income of $1,704,596, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2004, compared to a net income of $1,438,192, or $0.13 basic earnings per share and $0.12 diluted earnings per share during 2003. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB/A).

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

        Liquidity and Capital Resources

        Our operating activities provided cash of $1,807,858 during 2005 as compared to generating cash of $1,116,940 during 2004. The cash provided by operations during 2005 was substantially due to our increased profitability, including the increase in deferred tax assets, of approximately $485,000, accrued liabilities of approximately $411,000, and customer deposits of approximately $437,000, partially offset by increased receivables of approximately $668,000. Net cash used in investing activities was $33,500 during 2005 versus $22,625 during 2004. Our primary investing activities consisted of minor capital asset acquisitions. We anticipate continued near-term capital expenditures in connection with increasing our pool of demonstration equipment, as well as our ongoing efforts to upgrade existing management information and corporate communication systems. We anticipate that related expenditures, if any, will be financed from cash flow from operations, or other financing arrangements available, if any.

        We generated cash of $176,038 in financing activities during 2005 as compared to the usage of cash of $376,039 during 2004. The cash generated in financing activities during 2005 was principally from repayments of borrowings under existing arrangements with MediVision of approximately $472,000 offset by payment of principal on notes with Laurus Master Fund of approximately $335,000. The cash used in financing activities during 2004 was principally from repayments of borrowings under existing arrangements with MediVision of approximately $201,000 and advances to MediVision during fiscal 2004 of approximately $1,055,000. These amounts were offset by the signing of the $1,000,000 convertible debt instrument with Laurus.

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

        The Company’s financial statements for the year ended December 31, 2005 are attached hereto.

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

                    We have audited the accompanying balance sheet of Ophthalmic Imaging Systems as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Perry-Smith LLP

Sacramento, California
March 3, 2006

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET

December 31, 2005 and 2004

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,940,706	$1,990,310
Accounts receivable, net of allowance for doubtful accounts of
$286,426 and $301,839	2,841,203	1,855,009
Receivable from related party (Note 6)	690,756	--
Inventories (Note 2)	380,676	515,391
Prepaid expenses and other current assets	300,077	189,393
Deferred tax asset (Note 9)	1,124,000	1,029,000

Total current assets	9,277,418	5,579,103

Restricted cash (Note 7)	150,000	150,000
Furniture and equipment, at cost, net (Note 3)	107,787	150,487
Receivable from related party (Note 6)	--	1,055,512
Other assets	55,355	137,929

Total assets	$9,590,560	$7,073,031

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET
(Continued)

December 31, 2005 and 2004

	2005	2004
LIABILITIES AND ASSETS STOCKHOLDERS' EQUITY
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

Commitments and contingencies (Note10)

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
15,517,570 and 15,033,585 shares issued and outstanding in
2005 and 2004, respectively	14,974,007	14,502,320
Accumulated deficit	(10,349,809)	(12,105,063)

Total stockholders' equity	4,624,198	2,397,257

Total liabilities and stockholders' equity	$9,590,560	$7,073,031

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

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Accumulated	Total Stockholders
	Shares	Amount	Deficit	Equity
Balance, January 1, 2004	14,403,929	$13,836,188	$(13,809,659)	$26,529
Conversion of principal and interest to common
stock (Note 5)	576,322	616,665	-	616,665
Exercise of nonqualified stock options (Note 8)	53,334	49,467	49,467	-

Net income	-	-	1,704,596	1,704,596

Balance, December 31, 2004	15,033,585	14,502,320	(12,105,063)	2,397,257

Conversion of principal and interest to
common stock (Note 5)	383,985	410,864	-	410,864
Exercise of nonqualified stock options (Note 8)	100,000	48,929	-	48,929

Stock Based Compensation	-	11,894	-	11,894

Net income	-	-	1,755,254	1,755,254

Balance, December 31, 2005	15,517,570	$14,974,007	$(10,349,809)	$4,624,198

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
Cash flows from operating activities:
Net income	$1,755,254	$1,704,596
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	76,200	116,186
Non-cash payment of interest	10,323	35,869
Loss on disposition of equipment	-	1,499
Net changes in operating assets and liabilities:
Accounts receivable	(1,093,467)	(318,399)
Inventories	134,715	(98,971)
Prepaid expenses and other current assets	10,483	25,260
Deferred tax asset	(95,000)	(529,000)
Other assets	(38,592)	(108,482)
Accounts payable	40,747	(51,372)
Accrued liabilities	477,148	77,872
Deferred extended warranty revenue	67,514	236,829
Customer deposits	462,533	25,053

Net cash provided by operating activities	1,807,858	1,116,940

Cash flows from investing activities:
Acquisition of furniture and equipment	(33,500)	(23,515)
Proceeds from disposition of equipment		890

Net cash used in investing activities	(33,500)	(22,625)

Cash flows from financing activities:
Repayment of notes payable to related parties	-	(200,979)
Principal payments on notes payable	(344,919)	(19,015)
Advances to related parties	-	(1,055,512)
(Repayments of) proceeds from borrowings underline of credit	-	(150,000)
Proceeds from notes receivable from related parties	472,028
Proceeds from notes payable	-	1,000,000
Proceeds from sale of stock	48,929	49,467

Net cash provided by (used in) financing activities	176,038	(376,039)

Net increase in cash and cash equivalents	1,950,396	718,276

Cash and cash equivalents, beginning of the year	1,990,310	1,272,034

Cash and cash equivalents, end of the year	$3,940,706	$1,990,310

Continued

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS
(Continued)
For The Years Ended December 31, 2005 And 2004

	2005	2004
Supplemental schedule of non cash financing activities:
Conversion of notes payable with common stock	$400,541	$580,796
Conversion of interest with common stock	$10,323	$35,869
Addition to capital lease obligation for equipment purchases	$-	$41,261
Reduction in aggregate debt payable to significant
shareholders in exchange for inventory and other
noncash transactions, net	$-	$(4,150)
Addition to net receivable from significant shareholders in
exchange for inventory and other noncash transactions,
net	$98,989	$-
Assets acquired with borrowed funds	$-	$41,261

Supplemental schedule of cash flow information:
Cash paid for taxes	$60,026	$70,345
Cash paid for interest	$75,052	$63,833

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Ophthalmic Imaging Systems (the “Company” or “OIS”) was incorporated under the laws of the State of California on July 14, 1986. The Company, headquartered in Sacramento, California, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. The Company’s products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

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

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. No single customer comprised 10% or more of net sales, during the years ended December 31, 2005 or 2004.

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

Fair Value of Financial Instruments

At December 31, 2005 and 2004, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. With the exception of borrowings, the fair value of these financial instruments approximated their carrying value because of the short-term nature of these instruments. The fair value of the Company’s borrowings approximated their carrying value based upon management’s review of market prices for financial instruments with similar characteristics.

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

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its stock option plans (the intrinsic value method). Under APB 25, if the exercise price of the Company’s employee stock options equals or exceeds the fair value of the underlying stock on the date of grant as determined by the Company’s Board of Directors, no compensation expense is recognized. See Note 8 for additional disclosures regarding the Company’s stock option plans.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

Pro forma disclosures of stock-based employee compensation expense disclosures are as follows:

	Year Ended December 31,
	2005	2004
Net income as reported	$1,755,254	$1,704,596

Deduct: total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effect	$(51,199)	$(8,666)

Pro forma net income	$1,704,055	$1,695,930

Basic earnings per share - as reported	$0.12	$0.12

Basic earnings per share - pro forma	$0.11	$0.11

Diluted earnings per share - as reported	$0.11	$0.11

Diluted earnings per share - pro forma	$0.10	$0.11

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

Financial Accounting Pronouncement SFAS 154

On June 7, 2005, the FASB issued Statement No. 154 (SFAS 154), Accounting Changes and error Corrections — a replacement of Accounting Principles Board (APB) Opinion No. 20, Accounting Changes, and SFAS no. 3, Reporting Accounting Changes in Interim Financial Statements. Under the provisions of SFAS 154, voluntary changes in accounting principles are applied retrospectively to prior periods’ financial statements unless it would be impractical to do so. SFAS 154 supersedes APB Opinion No. 20, which required that most voluntary changes in accounting principles be recognized by including in the current period’s net income the cumulative effect of the change. SFAS 154 also makes a distinction between “retrospective application” of a change in accounting principle and the “restatement” of financial statements to reflect the correction of an error. The provisions of SFAS 154 are effective for accounting changes made in fiscal years beginning after December 15, 2005. Management of the Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

Reclassifications

The Company made a decision to present installation income within the revenue line versus a net effect within sales and marketing expenses. The 2004 and 2003 numbers were reclassified for comparative purposes.

2.	INVENTORIES

Inventories consist of the following as of December 31, 2005 and 2004:

()()
	2005	2004
Raw materials	$211,282	$315,367
Work-in-process	70,631	119,634
Finished goods	98,763	80,390

	$380,676	$515,391

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following as of December 31, 2005 and 2004:

	2005	2004
Research and manufacturing equipment	$151,916	$148,941
Office furniture and equipment	259,636	235,603
Demonstration equipment	19,368	19,368

	430,920	403,912
Less accumulated depreciation and amortization	(323,133)	(253,425)

	$107,787	$150,487

4.	ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE

Accrued liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004
Accrued compensation	$763,137	$565,176
Accrued warranty expenses	614,251	505,851
Other accrued liabilities	667,845	497,058

	$2,045,233	$1,568,085

Product Warranty

The Company generally offers a one-year warranty to its customers. The Company’s warranty requires it to repair or replace defective products during the warranty period. At the time product revenue is recognized, the Company records a liability for estimated costs that may be incurred under its warranties. The costs are estimated based on historical experience and any specific warranty issues that have been identified. Although historical warranty costs have been within expectations, there can be no assurance that future warranty costs will not exceed historical amounts. The Company periodically assesses the adequacy of its recorded warranty liability and adjusts the balance as necessary.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

4.	ACCRUED LIABILITIES AND PRODUCT WARRANTY (Continued)

Product warranty reserve changes consist of the following as of December 31, 2005 and 2004:

	2005	2004
Warranty balance at beginning of the year	$505,851	$438,450
Reductions for warranty services provided	(271,751)	(292,875)
Changes for accruals in current period	405,900	426,901
Changes for accruals for pre-existing warranties	(25,749)	(66,624)

Warranty Balance at end of the year	$614,251	$505,851

Deferred Extended Warranty Revenue

In addition to the Company’s one-year warranty, the Company offers an extended warranty for an additional charge to the customer. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to four years. At December 31, 2005 and 2004, deferred extended warranty revenue was $861,486 and $793,972, respectively. At December 31, 2005 and 2004, service revenue was $1,902,278 and $1,223,923, respectively, and the related charges were $815,167 and $669,901, respectively.

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

Laurus Master Fund Ltd. #1

On September 25, 2003, the Company entered into a convertible term note and securities purchase agreement with Laurus Master Fund, Ltd. #1 (“Laurus 1”). Pursuant to the agreements, the Company sold to Laurus 1, a secured convertible term note in the principal amount of $1,200,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due September 25, 2006, convertible into shares of its common stock at a conversion price of $1.07 per share. Under certain circumstances, both the Company and Laurus 1 may exercise their right to convert all or a portion of the outstanding principal and interest into shares of common stock. Loan costs of $118,718 have been capitalized and are being amortized over the three-year life of the note. The Company granted to Laurus 1 a subordinated second priority security interest in its assets to secure the obligations under the note. Additionally, the Company issued a warrant to Laurus 1 to purchase 375,000 shares of its common stock at exercise prices ranging between $1.23 and $1.61 per share (Note 8).

In 2004, the Company opted to pay $580,796 of principal and $35,869 of interest in 576,322 shares of common stock. In 2005, the Company opted to pay $400,541 of principal and $10,323 of interest in 383,985 shares of common stock.

Laurus Master Fund Ltd. #2

On April 27, 2004, the Company entered into a convertible term note and securities purchase agreement with Laurus Master Fund, Ltd. #2 (“Laurus 2”). Pursuant to these agreements, the Company sold to Laurus 2, a secured convertible term note in the principal amount of $1,000,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due April 27, 2007, convertible into shares of its common stock at a conversion price of $1.22 per share. Under certain circumstances, both the Company and Laurus 2 may exercise their right to convert all or a portion of the outstanding principal and interest into shares of common stock. Loan costs of $70,980 have been capitalized and are being amortized over the three-year life of the note. The Company granted to Laurus 2 a subordinated second priority security interest in its assets to secure the obligations under the note. Additionally, the Company issued a warrant to Laurus 2 to purchase 313,000 shares of its common stock at exercise prices ranging between $1.40 and $1.83 per share (Note 8).

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

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

In March 2004, our Board of Directors approved a line of credit to MediVision of $1,000,000 at 9.3% interest for two years. In January 2005 our Board of Directors approved an additional loan advance of $150,000 for a 30-day term.F-18

On March 2, 2005, we entered into a Loan and Security Agreement and Promissory Note with MediVision (the “Loan Agreement”) whereby we agreed to loan MediVision up to $2,000,000. The Loan Agreement incorporated the $1,150,000 previously approved by our Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and is payable on February 28, 2006 along with all outstanding principal due at that date. The note was secured by 2,409,000 shares of our common stock owned by MediVision. The number of shares was based on the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision were to sell any shares of our stock it owns during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to us to reduce the outstanding amount owed. On July 28, 2005, we and MediVision entered into an amendment to the Loan Agreement whereby MediVision repaid $1,000,000 to us, decreasing the agreed upon loan of $2,000,000 to $1,000,000 and the amount of shares securing the loan was decreased by 1,204,500 shares.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)

MediVision (Continued)

In August 2002, our Board of Directors, at MediVision’s request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision’s loans with financial institutions, on the maximum aggregate amount of approximately $1,900,000. In August 2002, MediVision subordinated to the financial institutions its security position in our assets, which had been granted in consideration of loans to us from MediVision. In December 2002, our Board of Directors approved our issuance of two debentures in favor of the banks to act as security for the debt of MediVision, which debentures were secured by a first lien on all of our assets. Such debentures and lien were signed in December 2002. The purpose of both debentures was to guarantee and/or provide a security interest for certain debts and liabilities of MediVision. On July 20, 2005, we replaced the existing debentures and lien in favor of the banks that were issued by us in an aggregate amount of up to $1,900,000, with a new debenture and lien in an aggregate amount of up to $2,000,000. One of the terminated debentures was issued in favor of United Mizrahi Bank Ltd. and the other terminated debenture was issued in favor of Bank Leumi Le-Israel. In lieu of the terminated debentures, we entered into a new Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The number of shares securing the Debenture is comprised of the 1,204,500 shares previously securing the promissory note under the Loan Agreement to cover $1,000,000 and 1,141,000 shares of our common stock (which number was based upon the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which was $1.17, discounted by 25%) to cover the second $1,000,000. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2005 was approximately $2,000,000.

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

On December 8, 2005, MediVision sold 310,000 shares of our common stock to the clients of an institutional investor at the price per share of $1.45. As a result of the foregoing transactions, as of December 31, 2005, MediVision owned approximately 67% of our outstanding common stock.On February 14, 2006, MediVision sold 1 million shares of our common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share.

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

Sales to MediVision during the fiscal years ended December 31, 2005 and 2004 totaled approximately $786,000 and $744,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of the Company’s products.

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

In consideration for the services provided, the Company agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company’s Chairman of the Board. During the year ended December 31, 2004, MS earned fees in the amount of $39,600. $19,800 of the fees has been paid with the balance being accrued as of December 31, 2004. During the year ended December 31, 2005, MS earned fees of $42,400 which was accrued at December 31, 2005, and not yet paid in 2006. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000.

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

8.	STOCKHOLDERS’EQUITY

Stock Option Plans

The Company applies APB 25 and related Interpretations in accounting for its stock options. Under APB 25, because the exercise price of the Company’s stock options equals or is greater than the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company has six stock-based compensation plans and Individual Stock Option Agreements. Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.In December 2005, the Company’s Board of Directors approved a Stock Option Plan (the “2005 Plan”) under which all officers, employees, directors and consultants may participate. Subsequent to December 2005, the 2005 Plan was approved by consent of the Company’s majority shareholder. The 2005 Plan expires in December 2015. Options granted under the 2005 Plan are qualified stock options and will generally have a term of ten years from the date of grant, unless otherwise specified in the option agreement. The exercise prices of non-qualified stock options granted under the 2005 Plan cannot be less than the fair market value of the Company’s common stock on the date of grant. The maximum number of shares of the Company’s common stock which may be optioned and sold under the 2005 Plan is 750,000, all of which are available for granting of options as of December 31, 2005.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

8.	STOCKHOLDERS’EQUITY (Continued)

Stock Option Plans (Continued)

A summary of the Company’s plans as of December 31, 2005 is presented below:

Plan Name	Options Authorized Per Plan	Plan Expiration	Options Outstanding	Range of Exercise Prices	Available for Future Grants
1992 Option Plan	150,000	December 2002	1,500	$0.48 - $4.25
1995 Nonstatutory Plan	1,035,000	November 2005	-	$0.00
1997 Nonstatutory Plan	1,000,000	October 2002	60,000	$0.63 - $1.38
Individual Stock Option Agreements	126,360	November 1998	73,710	$0.63
2000 Option Plan	1,500,000	September 2010	1,333,333	$0.10 - $1.45	134,999
2003 Option Plan	750,000	October 2013	639,000	$0.68 - $1.10	111,000
2005 Option Plan	750,000	December 2015	-	$ 0.00	750,000

			2,107,543		995,999

A summary of the status of the Company’s stock option plans and changes during the periods is presented below:

	Options	Weighted Average Exercise Price
Balance January 1, 2004	1,770,952		$0.46

Options granted	684,000		$0.67
Options canceled	(26,666)		$0.41
Options lapsed	(55,819)		$0.94
Options exercised	(53,334)		$0.48

Balance December 31, 2004	2,319,133		$0.51

Options granted	126,000		$1.19
Options canceled	(237,590)		$0.55
Options lapsed	-	$
Options exercised	(100,000)		$0.49

Balance December 31, 2005	2,107,543		$0.55

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

8.	STOCKHOLDERS’EQUITY (Continued)

Stock Option Plans (Continued)

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 were $1.19 and $.67, respectively.

The following table summarizes information about the stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Number	Weighted- Average Exercise Life	Price	Weighted- Average Exercise Number	Price
$ 0.31 - $ 1.37	2,051,043	7.8 years	$0.52	1,576,751	$0.46
$ 1.38 - $ 3.00	55,000	0.8 years	$1.43	55,000	$1.43
$ 3.01 - $ 4.50	1,500	3.7 years	$4.25	1,500	$4.25

	2,107,543			1,633,251

Pro forma information regarding net income and net income per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to August 31, 1995 under the fair value method of that Statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004, respectively; dividend yield of zero; volatility factors of the expected market price of the Company’s common stock ranged from 91% to 95% for the years ended December 31, 2005 and 2004, risk-free interest rate of 4.42% and 4.04%; respectively, and a weighted-average expected life of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

8.	STOCKHOLDERS’EQUITY (Continued)

Stock Option Plans (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows:

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

The Company’s effective tax rate for the years ended December 31, 2005 and 2004 was (3)% and (49)%. The reconciliation of the statutory rate to the effective rate is as follows:

	2005	2004
Statutory rate	34%	34%

State income taxes, net of Federal benefit	6	6
Other	7	(11)
Utilization of net operating losses	(44)	(32)
Change in valuation allowance	(6)	(46)

Total	(3)%	(49)%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carry forwards	$1,019,000	$1,481,000
Inventory reserves	964,000	962,000
Payroll related accruals	194,000	143,000
Warranty accrual	263,000	217,000
Sales and accounts receivable reserves	153,000	165,000
Uniform capitalization	42,000	70,000
Deferred revenue	362,000	340,000
AMT credit carryover	70,000	-
R&D credit carryover	175,000	175,000

Total deferred tax assets	3,242,000	3,553,000

Valuation allowance	(2,100,000)	(2,504,000)

Net deferred tax assets	1,142,000	1,049,000

Deferred tax liabilities:
Depreciation	(18,000)	(20,000)

Net deferred tax assets	$1,124,000	$1,029,000

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

9.	INCOME TAXES (Continued)

At December 31, 2005 and 2004, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. Due to the Company’s limited history of profitable operations, management has recorded a valuation allowance of $2,100,000 and $2,504,000 at December 31, 2005 and 2004, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

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

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS
(Continued)

10.	COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2005, the Company’s registration statement had not been declared effective; accordingly no drawdowns have been made.

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in June 2007. The lease agreement provides for minimum lease payments of $105,864 for the year ended December 31, 2006, and $53,532 for the year ended December 31, 2007.Rental expense charged to operations for all operating leases was approximately $106,000 and $96,000, respectively during the years ended December 31, 2005 and 2004.

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

OPHTHALMIC IMAGING SYSTEMS

Dated: March 28, 2007	By:	/s/ Gil Allon

	Name:	Gil Allon
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Ariel Shenhar

	Name:	Ariel Shenhar
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)