Form 10QSB/A
period 2006-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2007-03-29
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
AMENDMENT NO. 1

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

Explanatory Note

        Ophthalmic Imaging Systems (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment No. 1”) to amend our Quarterly Report on Form 10-QSB, for the fiscal quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2006 (the “Original Filing”). The purpose of this Amendment No. 1 is to correct a typographical error contained on the officers’ certification attached as Exhibit 32, thus changing the date from June 30, 2006 to September 30, 2006.

        In accordance with the rules of the SEC, the complete text of Item 6 has been set forth in this Amendment No. 1, including those portions of that text that have not been amended from that set forth in the Original Filing.

        Except for the revised Exhibit 32 and Item 6, we have not undertaken in this Amendment No. 1 to modify or update any other disclosures in our Original Filing, and this Amendment No. 1 does not reflect any events occurring after the date of filing of the Original Filing.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS

31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002(1)

31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002(1)

32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002 *

_________________

*	Filed herewith.

(1)	Incorporated by reference to our Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Date:  March 28, 2007

By: /s/ Gil Allon
Name: Gil Allon,
Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Ariel Shenhar
Name: Ariel Shenhar,
Title: Chief Financial Officer (Principal Financial and Accounting Officer)