Form 10KSB
period 2006-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2007-03-29
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The issuer’s revenues for its most recent fiscal year were $15,797,163.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of March 27, 2007 was approximately $15,735,780 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date. As of March 27, 2007, there were 16,509,329 issued and outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one): Yes  No

OPHTHALMIC IMAGING SYSTEMS
FORM 10-KSB ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Table of Contents

PART I

Item 1	Description of Business	1
Item 2	Description of Property	9
Item 3	Legal Proceedings	9
Item 4	Submission of Matters to a Vote of Security Holders	10

PART II

PART III

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

        Since its inception, the Company has developed products that have addressed primarily the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in the Company’s angiography line are its WinStation digital imaging systems. These WinStation products are targeted primarily at retinal specialists and general ophthalmologists in the diagnosis and treatment of retinal diseases and other ocular pathologies.

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

        The Company’s objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular health care industry. The Company is currently focusing its development efforts on related products for the ocular healthcare market, as well as features and enhancements to its existing products.

        The Company entered into the Ophthalmic Picture Archiving and Communications Systems (“PACS”) software market during 2004, enabling medical staff to access new and archived images remotely, improving the environment in which to diagnose patients. The ability to instantaneously share information between locations allows specialists to manage more patients in separate locations quickly and efficiently. The Ophthalmic PACS system can be completely integrated with our customers existing infrastructure, including image acquisition, image analysis, short- and long-term storage, archiving, disaster recovery, viewing, and monitoring.

        The Company has also entered into the Electronic Medical Records (“EMR”) and the Enterprise Practice Management (“EPM”) markets. To that end, the Company signed an agreement on June 30, 2003 with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems Inc. (Nasdaq:QSII), a leading provider of such software platforms, to market and sell NextGen’s products to the ophthalmic market.

        This strategic business alliance diversifies the product portfolio of the Company, enabling it to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices. The NextGen® EMR system creates and maintains complete medical records with minimal effort while it streamlines workflow, controls utilization, and manages critical data related to patient care outcomes. The NextGen® EPM system is a complete physician management system that provides a common registration system, enterprise-wide appointment scheduling, referral tracking, clinical support, a custom report writer, and patient financial management based on a managed care model.

PRODUCTS

        WinStation Systems

        The Company’s WinStation systems and products, delineated by resolution, are primarily used by retina specialists and general ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system, connected to a medical image capture device called a fundus camera, takes detailed images of the patient’s retina. These digital images can provide a “road map” for treatment.

        Over the past 40 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. The Company’s WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored on CD-ROM or DVD-ROM. The Company offers a variety of networking and printer options.

        The Company’s WinStation systems also are used by ophthalmologists to perform indocyanine green (“ICG”) angiography. ICG angiography is a diagnostic test procedure used in the treatment of patients with Age-related Macular Degeneration (“AMD”), a leading cause of blindness afflicting over 8 million people in the United States. ICG angiography, used for approximately 5% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

        Ophthalmology Office

        The Company has expanded its offerings in ophthalmic informatics to provide comprehensive solutions for the ophthalmic industry. The Company provides its own Ophthalmic PACS and entered the EMR and EPM markets through a strategic alliance with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems Inc. (Nasdaq:QSII), a leading provider of EMR and EPM software platforms expanding its product portfolio with Ophthalmology Office.

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

        The WinStation market consists of current fundus camera owners and anticipated purchasers of fundus cameras suitable for interfacing with the Company’s digital imaging system products. The Company believes there are now over 9,000 fundus cameras in clinical use in the United States with an equal number in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,200 units per year at an average per unit selling price of approximately $24,000. Of total cameras worldwide, including new and previously owned, a significant number are suitable to be interfaced with Company digital imaging systems.

        Currently the Company knows of five manufacturers of fundus cameras. These manufacturers produce a total of 24 models, 8 current and 16 legacy models for which the Company has designed optical and electronic interfaces for each of them.

        The primary target market for the Ophthalmology Office are the retinal specialists and general ophthalmologists who, combined, number approximately 16,000 in the United States.

        The primary target market for digital angiography systems are retinal specialists who number approximately 2,000 in the United States. The Company’s digital imaging system sales have been driven in this segment by both fluorescein and ICG angiography.

        Sales, Marketing and Distribution

        The Company utilizes a direct sales force in marketing its products throughout the United States and Canada. At December 31, 2006, the Company’s sales and marketing organization consisted of a national sales manager as well as ten territory sales representatives and twelve product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. The Company also utilizes Company-trained contractors to provide certain installation and training services. Additionally, the Company subcontracts service maintenance in several cities in the United States and Canada for routine component replacement.

        Internationally, the Company utilizes ophthalmic distributors that sell the Company’s products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision, the Company’s parent and CCS Pawlowski GmbH, an affiliate (“CCS”) serve as the principal distributors of the Company’s products in Europe and certain other international markets.

        Under the Distribution Agreement with MediVision, dated as of January 1, 2004, OIS appointed MediVision to be its exclusive distributor of certain products in Europe, Africa, Israel and India (the “MV Territory”). In return, MediVision agreed, among other things (as confined to the MV Territory), (1) to use its best efforts in promoting, marketing and selling those certain products, (2) to service customers who purchased those certain products from MediVision, (3) to diligently advertise the products, (4) to refrain from manufacturing, distributing or marketing any items which will compete directly with the products, and (5) to provide OIS with a 12 month forecast of their intended purchases every 3 months. Under the agreement, MediVision must purchase the specified quota of the products. If MediVision fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2006 was $770,000, which shall increase by at least 10% next year. For the sale of WinStation products, all distributors, including MediVision, receive a tiered volume discount based on the amount ordered. The agreement, as amended on December 9, 2005, and effective October 1, 2005, increased the discount percentages and are summarized in tabular format below. The initial term of the agreement is for two years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice. Subject to an addendum between the parties dated December 9, 2005, MediVision purchased amounts include amounts purchased from OIS by CCS, MediVision’s German subsidiary.

Distribution Agreement with MediVision(1)

Purchase Range	Discount

$0 - $249,999	0

$250,000 - $499,999	10

$500,000 - $749,999	20

$750,000 - $999,999	30

$1,000,000 and above	40

(1)     This same volume discount structure is available to all OIS distributors who deal in Winstation products.

        Under the Distribution Agreement with CCS, dated February 14, 2006, OIS appointed CCS, as its exclusive distributor of certain products in Germany and Austria (the “Territory”). In return, CCS agreed, among other things (as confined to the Territory), (1) to use its best efforts in promoting, marketing and selling the Distribution Products, (2) to service customers who purchased distribution products from CCS, (3) to diligently advertise the Distribution Products, (4) to refrain from manufacturing, distributing or marketing any items which will compete directly with the Distribution Products, and (5) to provide OIS with a 12 month forecast of their intended purchases every 12 months. Under the agreement, CCS must purchase the specified quota of Distribution Products. If CCS fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The initial quota is $335,000. All subsequent quotas will be agreed upon between the parties at the beginning of each year. If no quota is agreed upon, the preceding year’s quota will carry forward. For the sale of certain products, CCS will receive a tiered volume discount based on the amount ordered. The discounts are summarized in tabular format below. The initial term is for two years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 3 months prior written notice.

Distribution Agreement with CCS

Applicable Dates	Targets	Discount

October - December 2005	0-4 WinStation Systems	40

	5 or more WinStation Systems	42.5

2006 and 2007, numbers based on each	If CCS purchases less than 50% of its DSN2006 or	35
calendar year	DSN2007, as applicable, from OIS

	If CCS purchases more than 50% but less than 80%	40
	of its DSN2006 or DSN2007, as applicable, from OIS

	If CCS purchases more than 80% of its DSN2006 or	42.5
	DSN2007, as applicable, from OIS

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

        Manufacturing and Production

        The Company is primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. Certain components are subcontracted to outside vendors and assembled by OIS. The Company inventories and assembles components in its 13,552 square foot facility located in Sacramento, California. For production of certain components of its products, the Company’s manufacturing strategy is to use subcontractors to minimize time and reduce capital requirements.

        The Company has been audited by the Food and Drug Administration (the “FDA”) and was deemed to conform to Good Manufacturing Practices (“GMP”). The Company has 510(k)‘s on file for its digital angiography products.

        Components, Raw Materials and Suppliers

        As a systems integrator, a significant number of the major hardware components in the Company’s products are procured from sole source vendors. Whenever possible, however, the Company seeks multiple vendor sources from which to procure its components. Moreover, the Company works closely with its principal component suppliers, such as Dell Computer, MegaVision, and the rest of its vendors to maintain dependable working relationships and to continually integrate into the manufacturing of its products, whenever possible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect the Company.

        Warranties

        The Company generally provides a 12-month limited warranty for parts, labor and shipping charges in connection with the initial sale of its products. Peripheral products such as monitors, printers and computers also carry the original manufacturer’s warranty.

        In the North American market, in order to ensure quality control and the proper functioning of its products on-site at a doctor’s office, the Company generally installs the system and trains the doctor and the doctor’s staff. The Company also offers service plans for sale to its customers as a supplement to the original manufacturer’s warranties.

        Competition

        The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase. With respect to its WinStation products, the Company is aware of two primary competitors in the United States, which produce and are delivering digital fundus imaging systems in volume, Topcon and Zeiss. In addition, there are a few other small competitors. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, the Company’s products interface with different models of fundus cameras from a wide variety of manufacturers. Three other companies are known to have systems in primarily the international market, and the U.S. market to a limited extent, each with small market penetration.

        The Company is aware of two competitors for the Ophthalmic PACS, which develops a similar solution, but they have minimal market presence.

        The Company is aware of a few competitors for the EMR/EPM products, namely Allscripts, GE, and A4, which provide solutions for the multi-specialty medical market, including the ophthalmic market and a few smaller competitors, namely HCIT, Eye Doc, MedFlow and Compulink, which provide the EMR/EPM solutions predominantly to the eye care market.

        The Company is aware of five primary competitors for the DSLI, namely Veatch, MVC, Kowa, Helioasis and Lombart. Additionally, there are approximately four other companies, which manufacture similar systems, but these systems currently have minimal market presence.

        Although the Company will continue to work to develop new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Introduction of such devices and alternative methods could hinder the Company’s ability to compete effectively and could have a material adverse effect on its business, financial condition and results of operations. Many of the Company’s competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than does the Company.

        The NextGen® software products platforms of EPM (Enterprise Practice Management) and EMR (Electronic Medical Records) allows us to broaden our product offerings to the ocular health care industry. Despite this value added reseller, “VAR,” agreement, there is no guarantee that our sales efforts in this new endeavor will be successful in the future. Long sales cycles, new sales training requirements and potential resistance to the initial high cost of the software may be among those factors contributing to us not being successful in reselling these products.

        If we do experience any degree of success in reselling these products, our gross margin could be negatively impacted. Our gross margin on the reselling of these products is lower than the majority of the products that we currently market.

        Research and Development

        The Company’s net research and development expenditures in the years ended December 31, 2006 and 2005 were approximately $1,616,000 and $1,112,000, respectively. The Company has focused its recent research and development efforts on new digital image capture products. The Company expects its research and development expenditures to substantially increase. MediVision Medical Imaging Ltd, our parent company (“MediVision”) and other outsourced consultants currently conduct most of the research and development for the Company.

        MediVision performs our research and development pursuant to a Research and Development Services Agreement dated as of January 1, 2004. Under this agreement, MediVision agreed to use its best efforts to develop the WinStation software in accordance with OIS specifications included therein and OIS, in turn, agreed to pay, in monthly payments, 112% of MediVision’s research and development costs incurred in connection with developing the WinStation software. The initial term of the agreement is for two years, to be automatically renewed for additional 12 month periods unless terminated by either party upon 6 months prior written notice. The agreement is exclusive in that during the effective period OIS may not receive research and development services relating to the WinStation software from other parties without MediVision’s prior written consent. Also under the agreement, MediVision must obtain OIS’ written approval prior to incur any new research and development expenses in connection thereunder. Moreover, the parties agreed to render to each other, all reasonable assistance in obtaining any regulatory approvals required in connection with the WinStation software or any other results of the research and development services performed under the agreement. The parties also agreed that upon termination, (1) for 12 months, each party must maintain insurance reasonable to cover its liabilities, (2) for 24 months, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, unless mutually agreed, (3) for 18 months, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, unless mutually agreed, and (4) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts, unless mutually agreed.

        Patents, Trademarks and Other Intellectual Property

        On June 15, 1993, the Company was issued United States Letters Patent No. 5,220,360 for “Apparatus and Method for Topographical Analysis of the Retina.” This patent relates to the Glaucoma-Scope(R) apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings.

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

        In the event that any of the Company’s products infringe patents, trademarks or proprietary rights of others, the Company may be required to modify the design of such products, change the names under which the products or services are provided or obtain licenses. There can be no assurance that the Company will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on the Company. There can be no assurance that the Company’s patents or trademarks, if granted, would be upheld if challenged or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to the Company. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if the Company’s products infringe patents, trademarks or proprietary rights of others, the Company could, under certain circumstances, become liable for damages, which also could have a material adverse effect on the Company.

        The Company also relies on trade secrets, know-how, continuing technological innovation and other unpatented proprietary technology to maintain its competitive position. Certain of the proprietary software, optical interfaces and synchronization modules of the Company’s digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware, software and video components are purchased from third parties. No patent applications have been filed with respect thereto. The Company anticipates aggressively defending its unpatented proprietary technology, although there is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to the Company’s trade secrets or disclose such technology, or that the Company can meaningfully protect its rights to its unpatented trade secrets and other proprietary technology.

        The Company seeks to protect its unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. The Company’s confidentiality agreements with its employees and consultants generally contain industry standard provisions requiring such individuals to assign to the Company without additional consideration any inventions conceived or reduced to practice by them while employed or retained by OIS, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that the Company would have adequate remedies for any breach or that the Company’s trade secrets will not otherwise become known to or independently developed by competitors.

        Government Regulation

        The marketing and sale of the Company’s products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), the Company is required to file, and has submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning the Company’s diagnostic imaging systems. The FDA has approved the Company’s pre-marketing notification submittals, thereby granting the Company permission to market its products, subject to the general controls and provisions of the FDCA. The classification of the Company’s products require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because the Company is engaged in international sales, the Company’s products must satisfy certain manufacturing requirements and may subject the Company to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

        The Company has registered its manufacturing facility with both the FDA and certain California authorities as a medical device manufacturer and operates such facility under FDA and California requirements concerning Quality System Requirements (“QSR”). As a medical device manufacturer, the Company is required to continuously maintain its QSR compliance status and to demonstrate such compliance during periodic FDA and California inspections. If the facilities do not meet applicable QSR regulatory requirements, the Company may be required to implement changes necessary to comply with such regulations.

        Although the FDA has made findings which permit the Company to sell its products in the marketplace, such findings do not constitute FDA approval of these devices, and the Company cannot predict the effect that future legislation or regulatory developments may have on its operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on the Company’s business, financial condition and results of operations. Moreover, new products and services developed by the Company, if any, also may be subject to the same or other various federal and state regulations, in addition to those of the FDA.

        Insurance

        The Company maintains general commercial casualty and property insurance coverage for its business operations, as well as directors and officers insurance, flood insurance, and product liability insurance. As of December 31, 2006, the Company has not received any product liability claims and is unaware of any threatened or pending claims. To the extent that product liability claims are made against the Company in the future, such claims may have a material adverse impact on the Company.

        Employees

        As of December 31, 2006, the Company had 61 employees, 2 of which were seasonal employees. The Company also engages the services of consultants from time to time to assist the Company on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

        The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption, and is unaware of any current efforts or plans to organize its employees. The Company considers its relationship with its employees to be good.

Item 2. Description of Property

        The Company leases its facility space under a noncancelable triple net lease. In 2006, we extended our lease, which will expire in June 2009, and added an additional suite to our lease agreement. The new suite increased our rental space from 10,200 to 13,552 square feet of office, manufacturing and warehouse space in Sacramento, California. The Company also leases an approximately 200 square foot sales office in Simsbury, Connecticut on a month-to-month basis. Management believes that its existing facilities are suitable and adequate to meet its current needs. The Company pays minimum monthly lease payments, with respect to these properties, in the aggregate of approximately $12,150. Management believes its existing leased facilities are adequately covered by insurance. The Company has no current plans to significantly renovate, improve or develop any of its leased facilities. The Company does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

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

        On August 20, 2004, the United States District Court for the Eastern District of California granted in part our application for a preliminary injunction against certain of the defendants. In December 2004, the Court dismissed Johnny Justice, Jr. as an individual and Justice Ophthalmics, Inc. from the case. In October 2005, we reached a settlement of the case with Zeta Development Labs, Inc., under the terms of which Zeta Development Labs turned over to OIS the rights to its imaging systems and technology and agreed to stop selling the systems and was dismissed from the case. On February 23, 2006, the remaining defendants reached an agreement to resolve all remaining claims pursuant to a settlement agreement, under which OIS received payment of $200,000 and the claims against the defendants were dismissed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Company’s 2006 Annual Meeting of Shareholders held on November 21, 2006, the following matters were voted upon and adopted by the votes indicated:

	For	Withheld	Against	Abstain
To elect five individuals to serve as the Board of
Directors of the Company until the next annual
meeting of shareholders and until their successors
are elected and qualified (1)

Gil Allon	13,603,043	3,933	--	--
Merle Symes	13,603,043	3,933	--	--
Michael Benoff	13,599,043	7,933	--	--
Ariel Shenhar	13,602,910	4,066	--	--
Yigal Berman	13,602,877	4,099	--	--

To ratify the selection by the Board of Directors of
Perry-Smith LLP to be the independent registered	13,593,944	--	12,966	66
public accountants with respect to the audit of the
Company's financial statements for the fiscal year
ended December 31, 2006

(1)	The following were elected to serve as directors at the Annual Meeting of Shareholders: Gil Allon, Ariel Shenhar, Yigal Berman, Michael Benoff and Merle Symes.

        There were 3,811,186 non-votes with respect to the election of the Board members and the ratification of Perry-Smith LLP.

PART II

Item 5. Market For Common Equity And Related Stockholder Matters

        The Company’s shares of common stock, no par value, have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol “OISI” since May 28, 1998 and prior thereto on the Nasdaq Small-Cap Market. The following table sets forth the high and low prices for the Company’s common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Low Bid	High Ask	Low Bid	High Ask
First Quarter	1.35	2.10	0.95	1.35
Second Quarter	1.60	2.18	0.72	1.37
Third Quarter	1.85	2.49	1.10	1.40
Fourth Quarter	2.05	3.49	1.08	1.65

        On March 27, 2007, the closing price for the Company’s common stock, as reported by the Nasdaq OTC Bulletin Board, was $2.50 per share and there were approximately 124 shareholders of record.

        Dividend Policy

        The Company has not paid any cash dividends since its inception and does not anticipate paying any cash dividends on its common stock in the foreseeable future. The Company expects to retain its earnings, if any, to provide funds for the expansion of its business. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including the Company’s earnings and financial condition, capital requirements and other relevant factors.

        Equity Compensation Plans

        The following table sets forth certain information, as at December 31, 2006, with respect to the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security holders	759,166	(a)	$0.97	750,000	(b)

Equity compensation plans
not approved by security
holders	1,463,533	(c)	$0.48	134,999	(d)

Total	2,222,699		$0.65	884,999

(a)	Represents 759,166 options granted under the Company’s 2003 Stock Option Plan.

(b)

Represents 750,000 shares available for grant under the 2005 Stock Option Plan to the Company’s employees, directors, and consultants. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(c)

Includes 60,000 shares subject to options granted under the Company’s 1997 Stock Option Plan under which no further options may be granted, 1,333,333 shares subject to options granted under the 2000 Stock Option Plan (the “2000 Plan”), and 70,200 options granted under individual stock option plans. (For material terms of the 1997 and 2000 Stock Option Plans, see the Notes to Financial Statements, footnote 8.)

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

        To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists.

        In October 2001, MediVision, our parent company, signed an agreement with Agfa Gevaert N.V. for Agfa to acquire a minority interest of MediVision, thus creating an alliance for joint development and marketing of an integrated, digital Ophthalmology PACS solution. These marketing efforts are anticipated to be implemented first in the US market, and are to include efforts by us. The extent and focus of future research and development efforts will depend, in large measure, on direction from MediVision, including potential collaborative projects between us and MediVision.

        In June 2003, we signed a licensing agreement with NextGen Healthcare Information Systems, Inc., a subsidiary of Quality Systems, Inc. Under the terms of the agreement, we are a value added reseller of two computer-based practice management and medical records products: NextGen® Electronic Medical Records (EMR) and NextGen® Enterprise Practice Management (EPM).

        This strategic business alliance diversifies our product portfolio, enabling us to offer a wider variety of products and comprehensive solutions to its customer base of ophthalmology departments and practices. The NextGen® EMR system creates and maintains complete medical records with minimal effort while it streamlines workflow, controls utilization, and manages critical data related to patient care outcomes. The NextGen® EPM system is a complete physician management system that provides a common registration system, enterprise-wide appointment scheduling, referral tracking, clinical support, a custom report writer, and patient financial management based on a managed care model.

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

        In April 2004, we entered into a $1,000,000 debt agreement with Laurus in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. The convertible note may be converted by Laurus into our common stock at a fixed conversion price of $1.22. We also issued five-year warrants to Laurus to purchase 313,000 shares of our common stock at exercise prices ranging between $1.40 and $1.83 per share. On January 20, 2006, Laurus converted all amounts outstanding under this convertible note into 528,082 shares of our common stock for a conversion price of $644,261. During 2006, Laurus exercised warrants to purchase 375,000 shares of common stock. The associated exercise price paid to us was $538,250.

        On December 28, 2004, we entered into an investment agreement with Dutchess Private Equities Fund II, LP (“Dutchess”) providing for an equity line of credit. Pursuant to the investment agreement, Dutchess has agreed to provide us with up to $9,000,000 of funding during the thirty-month period beginning on the date that the registration statement we agreed to file providing for the resale of the shares of common stock issuable under the investment agreement is declared effective by the Securities and Exchange Commission (the “SEC”). On October 18, 2006 the Company terminated the agreement with Dutchess and withdrew the registration statement.

        At December 31, 2006, we had stockholders’ equity of $8,156,027 and our current assets exceeded its current liabilities by $7,237,248.

        There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

        MediVision Transactions

        On March 2, 2005, we entered into a Loan and Security Agreement and Promissory Note with MediVision (the “Loan Agreement”) whereby we agreed to loan MediVision up to $2,000,000. Under the agreement, interest was 7.25% per annum. The Promissory Note was secured by 2,409,000 shares of our common stock owned by MediVision. On July 28, 2005, MediVision repaid $1,000,000 of the principal balance. On February 14, 2006, MediVision sold 1 million shares of our common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share. On February 28, 2006, MediVision used $492,556 of the proceeds from this sale to repay the remaining principal balance of the loan.

        On July 20, 2005, our Board of Directors, at MediVision’s request, authorized us to guarantee and/or provide security interests in our assets for MediVision’s loans with United Mizrahi Bank Ltd., of up to $2,000,000 (plus interest, commissions and all expenses). The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to United Mizrahi Bank by MediVision and secured by us as of December 31, 2006 was approximately $2,000,000.

        As of March 27, 2007, the total number of shares securing the promissory note under the Loan Agreement and the Debenture, is 2,345,000 out of the 9,420,851 shares of our common stock owned by MediVision as of March 27, 2007.

        As of December 31, 2006 and March 27, 2007, MediVision owned approximately 57% of our outstanding common stock.

        New Accounting Pronouncements

        Financial Accounting Pronouncement FIN 48

        In June 2006, the FASB issued FASB interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The provisions of FIN 48 will be effective for us on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. We are currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect, if any, on its earnings or financial position.

        Staff Accounting Bulletin No. 108

        In September 2006, the SEC published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretation in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows and no cumulative adjustment was required.

        Financial Accounting Pronouncement FAS 157

        In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 – Fair Value Measurements. This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

        Revenue for the product shipment is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, we concluded that consideration received from our customer agreements are reliably measurable because the amount of the consideration is fixed and no specific refund rights are included in the arrangement. We defer 100% of the revenue from sales shipped during the period that we believe may be uncollectible.

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

        In order to realize our tax asset in 2006 and 2005, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 13 and 14 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000. We became profitable in 2001 and have been profitable for the last five years. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in.

        We used the following analysis to determine whether we needed to recognize a valuation allowance for our deferred tax asset, and if so, how much. In our analysis, we assumed, based on management’s determination, that we will be able to use all of our unlimited NOL amounts. We then assessed the amount of future capped net operating losses we will more likely than not be able to use. In 2006, we made an assessment that we will be able to use five years of capped net operating losses in the future, and projected taxable income in 2007. In 2006, we did not have enough available information to look beyond the year 2012 when assessing the amount of deferred tax assets that are more likely than not to be used. In 2005, we made an assessment that we will be able to use five years of capped net operating losses in the future and projected taxable income in 2006. In 2005, we did not have enough available information to look beyond the year 2011 when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses in the company, especially if the losses were not due to an extraordinary item.

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

        During the fourth quarter of 2006, we introduced three new products, the WS Essential, OIS Symphony, and the WS Retina. These products were well received at our tradeshow. During the fourth quarter of 2005, we introduced four new products, the WS 11k system, Winstation XP Version 10.3, WS Manager and new Ophthalmology Office Retinal templates. These products were well accepted by practitioners and contributed to one-third of the annual system revenue in the fourth quarter. Mainly due to the annual tradeshow, we spent approximately 32% and 35% of our operating expenses for the year in the fourth quarter of fiscal 2006 and 2005, respectively. With this tradeshow behind us in the fourth quarter of 2006 and 2005, we were in a better position to assess our current and future performance, and determine whether it is more likely than not that we will be able to realize our deferred tax assets. Thus, this information prompted us to reduce our valuation allowance in the fourth quarters of 2006 and 2005. If we continue to be profitable in the future, we plan to continue to use the same methodology with regards to our assumptions and estimates pertaining to our income tax provision.

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

        Warranty Reserve

        We have two types of warranty reserves. A general product reserve on a per product basis and specific reserves created as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. These specific reserves usually arise from the introduction of new products. When a new product is introduced, we reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

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

        In 2006, the warranty reserve decreased from $614,251 to $395,575 substantially due to the decrease of our specific reserves related to possible replacements, repairs or upgrades of our products. At the end of 2005, we had specific reserves for new products introduced that year in the amount of $425,000. During 2006, many of the possible replacements, repairs or upgrades that were reserved for at the end of 2005 were performed in the amount of $127,250, or determined unnecessary in the amount of $47,925, leaving a specific reserve balance within our warranty reserve of $249,825 at December 31, 2006.

        Other

        We expense as incurred all costs, such as costs of services performed under the extended warranty contract.

        Estimates are used in determining the expected useful lives of depreciable assets.

        Results of Operations

        Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Statement of Income:

Net revenues	$ 15,797,163	$ 13,650,507	$ 11,293,592
Cost of sales	6,545,792	5,766,883	4,793,518

Gross profit	9,251,371	7,883,624	6,500,074

Total operating expenses	7,107,464	5,994,028	5,101,378

Income from operations	2,143,907	1,889,596	1,398,696

Other income (expense), net	75,852	(187,342)	(252,100)

Net income before provision
for	2,219,759	1,702,254	1,146,596
income tax benefit

Provision for income tax	31,000	53,000	558,000
benefit

Net income	$ 2,250,759	$ 1,755,254	$ 1,704,596

Basic earnings per share	$ 0.14	$ 0.12	$ 0.12

Shares used in the
calculation of basic
earnings per share	16,090,610	15,205,689	14,771,112

Diluted earnings per share	$ 0.13	$ 0.11	$ 0.11

Shares used in the
calculation of diluted
earnings per share	17,797,162	16,530,277	15,772,214

Balance Sheet:

Assets:
Cash and Investments	$ 6,163,857	$ 3,940,706	$ 1,990,310
Accounts Receivable, net	3,108,727	2,841,203	1,855,009
Inventories, net	808,238	380,676	515,391
Other current assets	1,513,400	2,114,833	2,273,905

Total Current Assets	$ 11,594,222	$ 9,277,418	$ 6,634,615

Licensing agreement	$ 273,808	$ -	$ -
Prepaid products	160,000	-	-
Other assets	638,804	313,142	438,716

Total Assets	$ 12,666,834	$ 9,590,560	$ 7,073,031

Liabilities:

Accounts Payable	$ 765,235	$ 512,914	$ 472,167
Accrued Liabilities	3,580,535	3,596,102	2,588,907
Notes payable - current portion	11,204	508,109	776,338

Total Current Liabilities	$ 4,356,974	$ 4,617,125	$ 3,837,412

Other Liabilities	153,833	349,237	838,362

Total Liabilities	$ 4,510,807	$ 4,966,362	$ 4,675,774

Stockholders Equity:
Common stock	$ 16,255,077	$ 14,974,007	$ 14,502,320
Accumulated deficit	(8,099,050)	(10,349,809)	(12,105,063)

Total Stockholder Equity	$ 8,156,027	$ 4,624,198	$ 2,397,257

Total Liabilities and Equity	$ 12,666,834	$ 9,590,560	$ 7,073,031

	Years Ended December 31,
	2006	2005	2004
Statement of Cash Flows Data:

Net cash provided by
operating activities	$ 1,535,056	$ 1,807,858	$ 1,116,940
Net cash used in investing
activities	(364,796)	(33,500)	(22,625)
Net cash provided by (used
in) financing activities	1,052,891	176,038	(376,039)

Net increase in cash and cash equivalents	$ 2,223,151	$ 1,950,396	$ 718,276

        Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

        Revenues

        Our revenues for the year ended December 31, 2006 were $15,797,163 representing an increase of $2,146,656 or 16% as compared to revenues of $13,650,507 for the year ended December 31, 2005. The increased revenues for 2006 resulted from increased product sales of $1,719,471, including installation, and increased service revenues of $427,185. Digital angiography systems and Ophthalmology Office products accounted for approximately 85% and 86% of our total revenues during 2006 and 2005, respectively. Service revenue for the years ended 2006 and 2005 accounted for approximately 15% and 14% of our total revenues, respectively. The increased service revenue is primarily due to the increase in our extended service contracts due to an increase in our customer base and more customers understanding the benefits of purchasing extended warranty contracts. Our remaining service revenue which has stayed nominally constant consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty. The increased product revenues in 2006 reflect the impact of a number of factors discussed in further detail below.

        Gross Margins

        Gross margins increased to 59% from 58% in fiscal 2006 versus 2005, respectively, due to product mix. We anticipate that our gross margins will decrease as our sales of the Ophthalmology Office software products become more significant, since the gross margins associated with such sales are lower than the majority of the products that we currently market.

        Sales and Marketing Expenses

        Sales and marketing expenses accounted for 24% of revenues during fiscal 2006 and 25% during fiscal 2005. Sales and marketing expenses were $3,795,559 during fiscal 2006, representing an increase of $356,513 or 10% compared to sales and marketing expenses of $3,439,046 in fiscal 2005. The increase in sales and marketing expenses were primarily the result of increased commissions from increased sales.

        General and Administrative Expenses

        General and administrative expenses accounted for 11% of revenues in fiscal 2006 and 2005. Expenses were $1,696,147 during fiscal 2006, representing an increase of $253,188 or 18% compared to expenses of $1,442,959 during fiscal 2005.

        Research and Development Expenses

        Research and development expenses accounted for 10% of revenues during fiscal 2006 and 8% during fiscal 2005. Expenses were $1,615,758 during 2006, representing an increase of $503,735 or 45% compared to expenses of $1,112,023 during 2005. During 2006, we focused our research and development efforts on new digital image capture products. We expect our research and development expenditures to increase. Outside consultants and MediVision currently conducts most of our research and development.

        Other Income (Expense), net

        Other income was $75,852 during 2006 compared to expenses of $187,342 during 2005. The 2006 amounts were comprised primarily of interest income, offset by fees paid to facilitate third party financing arrangements for certain customers in connection with sales of our products. The 2005 amounts were comprised of interest expense associated with the convertible notes to Laurus, and financing fees, interest income related to the note receivable with MediVision, and debt financing amortization of costs associated with the Laurus convertible notes.

        The financing arrangements are the result of tri-party arrangements with our customers and an intermediary lender. In substance these transactions allow the customer to obtain financing from an intermediary lender to pay amounts due to us. We incur these financing costs to expedite payment and lessen the necessary collection efforts. In these transactions, we record fee expense for the difference between the face value of the receivable due from our customer and the discounted amount that we accept as full payment from the intermediary lender.

        Income Taxes

        At December 31, 2006 and 2005, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would not likely be realized. Due to our limited history of profitable operations, management recorded a valuation allowance at December 31, 2006 and 2005. At December 31, 2005, our valuation allowance was $3,069,000. During 2006, we reduced our valuation allowance significantly to $2,085,000. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

        During the fourth quarter of 2006, management reviewed the IRC section 382 limitation calculation within the federal net operation loss calculation, and determined that the stock price used to calculate the fair market value of OIS at that time did not reflect the true fair value. Upon further analysis and research, management used a range before and after the change of ownership to get an average stock price that more accurately reflects the fair value of the Company at the time. This increased our federal net operating loss carryover from approximately $2,028,000 to approximately $4,877,000 which expires between 2007 and 2020. We have no net operating loss carryforward for California state income tax purposes. In 2006, we used the federal tax credit carryforward of approximately $175,000. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

        We reclassified the net operating loss amount and valuation allowance in our financial statements for presentation purposes to reflect the revised estimate of available federal NOL. The 2005 net operating loss carry forward increased from $1,019,000 to $1,988,000. This increased our deferred tax asset from $3,242,000 to $4,211,000, which increased our valuation allowance from $2,100,000 to $3,069,000.

        Net Income

        We reported net income of $2,250,759, or $0.14 basic earnings per share and $0.13 diluted earnings per share during 2006, compared to net income of $1,755,254, or $0.12 basic earnings per share and $0.11 diluted earnings per share during 2005. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB).

        The results of operations for 2006 reflect the positive impact of our ongoing attention and resources to core marketing, selling, corporate operations and cost reduction measures. Growing sales of our digital angiography products and informatics solutions reflect the market’s acceptance of these products and the ongoing quality improvements to products to meet customers’ requirements. There can be no assurance, however, that there will be continued market acceptance of our products or that any continued market acceptance will result in significant future unit sales or revenue contribution.

        Export Sales

        Revenues from sales to customers located outside of the United States accounted for approximately 5% and 9% of our net sales for 2006 and 2005, respectively. Sales to MediVision, included in these totals, accounted for approximately 47% or $376,000 and 63% or $786,000 for 2006 and 2005, respectively.

        Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

        Revenues

        Our revenues for the year ended December 31, 2005 were $13,650,507, representing an increase of $2,356,915 or 21% from revenues of $11,293,592 for the year ended December 31, 2004. The increase includes increased revenues from products of approximately $1,679,000 and increased installation, and service revenues of approximately $678,000. Digital angiography systems and Ophthalmology Office products accounted for approximately 86% and 89% of our total revenues during 2005 and 2004, respectively. Service revenue for the years ended 2005 and 2004 accounted for approximately 14% and 11% of our total revenues, respectively. The increased revenues in 2005 reflect the impact of a number of factors discussed in further detail below.

        Gross Margins

        The gross margins were 58% in fiscal 2004 and 2005. We anticipate that our gross margins will decrease in the future as our sales of the Ophthalmology Office software products become more significant, since the gross margins associated with such sales are lower than the majority of the products that we currently market.

        Sales and Marketing Expenses

        Sales and marketing expenses accounted for approximately 25% of revenues during fiscal 2005 and 26% during fiscal 2004. Sales and marketing expenses were $3,439,046 during fiscal 2005, representing an increase of $531,202 or 18% compared to sales and marketing expenses of $2,907,844 in fiscal 2004. The increase in sales and marketing expenses were primarily the result of increased commissions from increased sales of approximately $225,000, increased marketing tradeshow expenses of approximately $117,000, and the hiring of two new sales representatives of approximately $188,000.

        General and Administrative Expenses

        General and administrative expenses accounted for 11% of revenues during fiscal 2005 and 2004. Expenses were $1,442,959 during fiscal 2005, representing an increase of $237,194 or 20% as compared to expenses of $1,205,765 during fiscal 2004. Increased general and administrative expenses were primarily the result of increased legal expenses.

        Research and Development Expenses

        Research and development expenses accounted for 8% and 9% of revenues during fiscal 2005 and fiscal 2004, respectively. Expenses were $1,112,023 during fiscal 2005, an increase of $124,254 or 13% as compared to $987,769 during fiscal 2004. During 2005, we focused our research and development efforts on new digital image capture products. We expect our research and development expenditures to increase substantially. Outside consultants and MediVision currently conduct our research and development.

        Other Expense, net

        Other expenses were $187,342 during 2005 compared to $252,100 during 2004. These amounts were comprised of interest expense associated with the convertible notes to Laurus, debt financing amortization of costs associated with the set-up of the Laurus convertible notes, interest income related to the note receivable with MediVision, and financing fees paid to facilitate third party financing arrangements in connection with sales of our products.

        Income Taxes

        Due to the change in the net operating loss calculation in 2006, we reclassified the net operating loss amount and valuation allowance in our financial statements for presentation purposes to reflect the revised estimate of available federal NOL. The 2005 net operating loss carry forward increased from $1,019,000 to $1,988,000. This increased our deferred tax asset from $3,242,000 to $4,211,000, which increased our valuation allowance from $2,100,000 to $3,069,000. For comparative purposes, the 2004 net operating loss carry forward increased from $1,481,000 to $2,450,000. This increased our deferred tax asset from $3,553,000 to $4,522,000, which increased our valuation allowance from $2,504,000 to $3,473,000.

        At December 31, 2005 and 2004, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would not likely be realized. Due to our limited history of profitable operations, management recorded a valuation allowance of $3,069,000 and $3,473,000 at December 31, 2005 and 2004, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

        At December 31, 2005, our net operating loss carryover of approximately $3,346,000 for federal income tax purposes increased to approximately $6,195,787 due to the increase in our federal net operating loss carryover as explained above, and expires between 2006 and 2019. Our net operating loss carryforward of approximately $284,000 for California state income tax purposes expires through 2010. The State of California suspended the application of net operating losses for the 2002 and 2003 fiscal years and extended the carry forward period two years. Federal tax credit carryforwards of approximately

$175,000 will begin to expire in 2007. Due to changes in ownership, which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result, a portion of these loss and credit carryovers may expire without being utilized.

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

        Balance sheet

        Our assets increased by $3,076,275 as of December 31, 2006 as compared to the December 31, 2005. There was a substantial increase in cash and equivalents of $2,223,151 generated primarily from our profitable operations from the previous 12 months of $2,250,759, receipt of $486,803 in repayments from MediVision, exercise of warrants by Laurus of $538,250, offset by an increase in inventory of $427,562, an increase in capital equipment of $364,796, and payments of $200,000 and $160,000 for distribution rights and prepaid products to MediVision.

        We have entered a long term distribution and license agreement for a new digital imaging system, which required a cash payment of $200,000 and an amount previously paid for research and development of $73,808 being applied and shown as a licensing agreement. We have exclusive distributing rights to a new digital imaging system in the Americas and the Pacific Rim (not including China and India) and the indicated capitalized fee will be amortized over the term of the agreement. We also prepaid $160,000 for products related to this new digital imaging system. Our liabilities decreased by $195,403 mainly due to the repayment and conversion of our notes to Laurus Master Fund of $832,645, offset by an increase in deferred warranty of $389,407 and accounts payable of $252,321. Our stockholders’ equity increased by $3,531,829 primarily due to net income from the previous 12 months of $2,250,759, and the conversion of a portion of our notes payable to Laurus Master Fund into common stock of $1,228,311.

        Liquidity and Capital Resources

        Our operating activities generated cash of $1,535,056 during 2006 as compared to $1,807,858 during 2005. The cash provided by operations during 2006 was substantially due to our increased profitability and accrued liabilities, partially offset by increased receivables and inventory.

        Net cash used in investing activities was $364,796 during 2006 versus $33,500 during 2005. Our primary investing activities consisted of capital asset acquisitions such as software upgrades, phone system and tradeshow booth improvements.

        We generated cash of $1,052,891 in financing activities during 2006 as compared to $176,038 during 2005. The cash generated in financing activities during 2006 was principally from proceeds from repayment of the note receivable from MediVision and the exercise of warrants by Laurus Master Fund. The cash generated in financing activities during 2005 was principally from repayments of borrowings under existing arrangements with MediVision offset by payment of principal on notes with Laurus Master Fund. On December 31, 2006, our cash and cash equivalents were $6,163,857. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

        Off Balance Sheet Arrangements

        We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2006 was approximately $2,000,000.

Item 7. Financial Statements.

        The Company’s financial statements for the year ended December 31, 2006 are attached hereto.

OPHTHALMIC IMAGING SYSTEMS

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006 AND 2005 AND

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

OPHTHALMIC IMAGING SYSTEMS

FINANCIAL STATEMENTS

As of December 31, 2006 and 2005 and

For the Years Ended December 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ophthalmic
Imaging Systems

        We have audited the balance sheet of Ophthalmic Imaging Systems as of December 31, 2006 and 2005, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California
March 14, 2007

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET

December 31, 2006 and 2005

	2006	2005
ASSETS

Current assets:

Cash and cash equivalents	$6,163,857	$3,940,706
Accounts receivable, net of allowance for
doubtful accounts of
$259,833 and $286,426	3,108,727	2,841,203
Receivable from related party (Note 6)	160,656	690,756
Inventories (Note 2)	808,238	380,676
Prepaid expenses and other current assets	180,744	300,077
Deferred tax assets (Note 9)	1,172,000	1,124,000

Total current assets	11,594,222	9,277,418

Restricted cash (Note 7)	159,514	150,000
Furniture and equipment, at cost, net (Note 3)	390,553	107,787
Licensing agreement (Note 6)	273,808	-
Prepaid products (Note 6)	160,000	-
Other assets	88,737	55,355

Total assets	$12,666,834	$9,590,560

(Continued)

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET

(Continued)

December 31, 2006 and 2005

	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$765,235	$512,914
Accrued liabilities (Note 4)	2,018,874	2,045,233
Deferred extended warranty revenue (Note 4)	1,250,893	861,486
Customer deposits	310,768	689,383
Notes payable - current portion (Note 5)	11,204	508,109

Total current liabilities	4,356,974	4,617,125

Line of credit (Note 7)	150,000
Notes payable, less current portion (Note 5)	3,833	349,237

Total liabilities	4,510,807	4,966,362

Commitments and contingencies (Note10)

Stockholders' equity (Note 8):
Common stock, no par value, 35,000,000 shares
authorized; 16,507,996 and 15,517,570
shares issued and outstanding in 2006 and
2005, respectively	16,255,077	14,974,007
Accumulated deficit	(8,099,050)	(10,349,809)

Total stockholders' equity	8,156,027	4,624,198

Total liabilities and stockholders' equity	$12,666,834	$9,590,560

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF INCOME

For the Years Ended December 31, 2006 and 2005

	2006	2005
Revenues:
Net sales	$15,797,163	$13,650,507
Cost of sales	6,545,792	5,766,883

Gross profit	9,251,371	7,883,624

Operating expenses:
Sales and marketing	3,795,559	3,439,046
General and administrative	1,696,147	1,442,959
Research and development (Note 6)	1,615,758	1,112,023

Total operating expenses	7,107,464	5,994,028

Income from operations	2,143,907	1,889,596

Other income (expense):
Interest expense	(5,843)	(90,958)
Other expense	(151,750)	(220,231)
Interest income	233,445	123,847

Total other income (expense)	75,852	(187,342)

Net income before provision for income
tax benefit	2,219,759	1,702,254

Provision for income tax benefit (Note 9)	31,000	53,000

Net income	$2,250,759	$1,755,254

Basic earnings per share	$0.14	$0.12

Shares used in the calculation of basic
earnings per share	16,090,610	15,205,689

Diluted earnings per share	$0.13	$0.11

Shares used in the calculation of diluted
earnings per share	17,797,162	16,530,277

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2006 and 2005

	Common Stock		Accumulated	Total Stockholders'
	Shares	Amount	Deficit	Equity
Balance, January 1, 2005	15,033,585	$14,502,320	$(12,105,063)	$2,397,257

Conversion of principal and interest
to common stock (Note 5)	383,985	410,864	-	410,864

Exercise of non-qualified stock
options (Note 8)	100,000	48,929	-	48,929

Stock Based Compensation (Note 8)	-	11,894	-	11,894

Net income	-	-	1,755,254	1,755,254

Balance, December 31, 2005	15,517,570	14,974,007	(10,349,809)	4,624,198

Conversion of principal and interest
to common stock (Note 5)	568,082	690,061	-	690,061

Exercise of warrants (Note 5 and 8)	375,000	538,250	-	538,250

Exercise of non-qualified stock
options (Note 8)	47,344	32,080	-	32,080

Stock Based Compensation (Note 8)	-	20,679	-	20,679

Net income	-	-	2,250,759	2,250,759

Balance, December 31, 2006	16,507,996	$16,255,077	$(8,099,050)	$8,156,027

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2006 and 2005

	2006	2005
Cash flows from operating activities:
Net income	$2,250,759	$1,755,254
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	82,030	76,200
stock based compensation expense	20,679	11,894
Non-cash payment of interest	1,994	10,323

Net changes in operating assets and liabilities:
Accounts receivable	(267,524)	(1,093,467)
Inventories	(427,562)	134,715
Prepaid expenses and other current
assets	109,819	10,483
Deferred tax asset	(48,000)	(95,000)
Other assets	(423,893)	(50,486)
Accounts payable	252,321	40,747
Accrued liabilities	(26,359)	477,148
Deferred extended warranty revenue	389,407	67,514
Customer deposits	(378,615)	462,533

Net cash provided by operating activities	1,535,056	1,807,858

Cash flows used in investing activities:
Acquisition of furniture and equipment	(364,796)	(33,500)

Cash flows from financing activities:
Principal payments on notes payable	(154,242)	(344,919)
Proceeds from borrowings under line of credit	150,000
Proceeds from notes receivable from related parties	486,803	472,028
Proceeds from sale of stock	570,330	48,929

Net cash provided by financing activities	1,052,891	176,038

Net increase in cash and cash equivalents	2,223,151	1,950,396

Cash and cash equivalents, beginning of the year	3,940,706	1,990,310

Cash and cash equivalents, end of the year	$6,163,857	$3,940,706

(Continued)

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2006 and 2005

	2006	2005
Supplemental schedule of non cash financing activities:
Conversion of notes payable with common stock	$688,067	$400,541
Conversion of interest with common stock	$1,994	$10,323
Reduction in aggregate debt payable to significant
shareholders in exchange for inventory and other
noncash transactions, net	$45,533	$-
Addition to net receivable from significant shareholders in
exchange for inventory and other noncash transactions, net	$-	$98,989

Supplemental schedule of cash flow information:
Cash paid for taxes	$49,173	$60,026
Cash paid for interest	$9,605	$75,052

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

At December 31, 2006, the Company had deposits with carrying amounts of $6,163,857 and bank balances of $6,391,181. Federally insured balances totaled $300,000 and uninsured balances totaled $6,091,181 at December 31, 2006.

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s policy of requiring deposits from customers, the number of customers and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. No single customer comprised 10% or more of net sales, during the years ended December 31, 2006 or 2005.

Revenues from sales to customers located outside of the United States accounted for approximately 5% and 8% of net sales during the years ended December 31, 2006 and 2005, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Accounts Receivable Allowance

The Company generally offers to its customers terms of 50% deposit paid up-front, remaining 50% less installation portion net 15 days after shipment of product, and the installation portion after installation is complete. The allowance for doubtful accounts balances is estimated based on historical experience and any specific customer/installation issues that have been identified. The Company periodically assesses the adequacy of its recorded accounts receivable allowance, and adjusts the balance as necessary.

Changes in the allowance for doubtful accounts were as follows:

Allowance at January 1, 2005	$301,839
Provision	(1,044)
Write-Off	(14,369)

Allowance at December 31, 2005	286,426
Provision	(26,593)

Allowance at December 31, 2006	$259,833

Furniture and Equipment

Furniture and equipment are stated at cost and depreciated or amortized on a straight-line basis over the estimated useful lives of the assets. The estimated useful lives generally range from three to seven years. The Company evaluates furniture and equipment for financial impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.

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

Revenue for the product shipment is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, we concluded that consideration received from our customer agreements are reliably measurable because the amount of the consideration is fixed and no specific right of return or refund are included in the arrangement.

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

Warranty Reserve

Our warranty reserve contains two components. A general product reserve on a per product basis and specific reserves created as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. Specific reserves usually arise from the introduction of new products and as issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warranty Reserve (continued)

Historically, we estimated the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. We analyze the expenses and utilization of our service department to estimate the cost per system for the first year manufacturer’s warranty.

Shipping and Handling Costs

Shipping and handling costs are included with cost of sales.

Advertising Costs

Advertising expenditures totaled approximately $68,437 and $62,178, for the years ended December 31, 2006 and 2005, respectively.

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

We calculate a tax provision quarterly and assess how much of our deferred tax asset is more likely than not to be used in the future. In our assessment, we assume that we will be able to use all of our unlimited NOL amounts. We then assess the amount of our future capped net operating losses we will more likely than not be able to use.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

At December 31, 2006 and 2005, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. The fair value of these financial instruments approximated their carrying value because of the short-term nature or variable rate terms of these instruments.

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

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payments,” which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS No. 123(R) eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and instead generally requires that such transactions be accounted for using a fair-value based method. In 2005, we followed the measurement provisions of SFAS 123 for stock options issued to non-employees utilizing a Black-Scholes-Merton option-pricing model. We recorded compensation expense of $11,894 for stock options granted to non-employees for the years ended December 31, 2005. The Company has elected the modified prospective transition method as permitted under SFAS No. 123(R), and accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation for awards granted prior to January 1, 2006 is based upon the grant-date fair value of such compensation as determined under the pro forma provisions of SFAS 123(R), “Accounting for Stock-Based Compensation.” The Company issues new shares of common stock upon the exercise of stock options.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

The Company uses a Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation under SFAS No. 123(R), consistent with that used for pro forma disclosures under SFAS No. 123(R). The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes-Merton option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

As a result of adopting Statement 123 (R) on January 1, 2006, the Company’s net income for the year ended December 31, 2006 is $15,961 lower than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted income per share for the year ended December 31, 2006 would have been unchanged if the Company had not adopted Statement 123 (R). We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are substantially offset by a valuation allowance. As a result, the implementation of SFAS 123 (R) did not impact the Statement of Cash Flows for the year ended December 31, 2006.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plans for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes-Merton option-pricing model and amortized to expense over the options’ vesting periods.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation (Continued)

For the Fiscal Year Ended December 31, 2005
Net income as reported	$1,755,254

Stock-based employee compensation included in net income as reported	-

Stock-based employee compensation expense determined under fair value method	$(51,199)

Net income	$1,704,055

Basic Earnings per Share - as reported	$0.12

Basic Earnings Per Share - pro forma	$0.11

Diluted Earnings per Share - as reported	$0.11

Diluted Earnings Per Share - pro forma	$0.10

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Statements

Financial Accounting Pronouncement FIN 48

In June 2006, the FASB issued FASB interpretation No. 48 (FIN48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 will be effective for the Company on January 1, 2007 and are to be applied to all tax positions upon initial application of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the fiscal year of adoption. The Company is currently evaluating the impact of its adoption of FIN 48 and has not yet determined the effect, if any, on its earnings or financial position.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretation in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. This guidance will apply to the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our financial position, results of operations or cash flows and no cumulative adjustment was required.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Statements (Continued)

Financial Accounting Pronouncement FAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 – Fair Value Measurements. This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

2.	INVENTORIES

Inventories consist of the following as of December 31, 2006 and 2005:

	2006	2005
Raw materials	$425,409	$211,282
Work-in-process	75,039	70,631
Finished goods	307,790	98,763

	$808,238	$380,676

3.	FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following as of December 31, 2006 and 2005:

	2006	2005
Research and manufacturing equipment	$180,819	$151,916
Office furniture and equipment	593,931	259,636
Demonstration equipment	19,368	19,368

	794,118	430,920
Less accumulated depreciation
and amortization	(403,565)	(323,133)

	$390,553	$107,787

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

4.	ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE

Accrued Liabilities

Accrued liabilities consist of the following as of December 31, 2006 and 2005:

	2006	2005
Accrued compensation	$834,570	$763,137
Accrued warranty expenses	395,575	614,251
Other accrued liabilities	788,729	667,845

	$2,018,874	$2,045,233

Product Warranty

Product warranty reserve changes consist of the following as of December 31, 2006 and 2005:

	2006	2005
Warranty balance at beginning of the year	$614,251	$505,851
Reductions for warranty services provided	(351,001)	(271,751)
Changes for accruals in current period	132,325	405,900
Changes for accruals for pre-existing warranties	-	(25,749)

Warranty Balance at end of the year	$395,575	$614,251

Deferred Extended Warranty Revenue

In addition to the Company’s one-year warranty, the Company offers an extended warranty for an additional charge to the customer. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to four years. At December 31, 2006 and 2005, deferred extended warranty revenue was $1,250,893 and $861,486, respectively. This increase is due to a larger customer base as well as an increase in the education to our customers concerning the benefits of purchasing an extended warranty contract.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

5.	NOTES PAYABLE

Notes payable consist of the following at December 31, 2006 and 2005:

	2006	2005
Laurus Master Fund Ltd. #1	$-	$135,676
Laurus Master Fund Ltd. #2	-	696,970
Other	15,037	24,700

	-	857,346

Less: current portion	11,204	508,109

Long-term portion	$3,833	$349,237

Laurus Master Fund Ltd. #1

On September 25, 2003, the Company entered into a convertible term note and securities purchase agreement with Laurus Master Fund, Ltd. #1 (“Laurus 1”). Pursuant to the agreements, the Company sold to Laurus 1, a secured convertible term note in the principal amount of $1,200,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due September 25, 2006, convertible into shares of its common stock at a conversion price of $1.07 per share. Under certain circumstances, both the Company and Laurus 1 may exercise their right to convert all or a portion of the outstanding principal and interest into shares of common stock. Loan costs of $118,718 have been capitalized and are being amortized over the three-year life of the note. The Company granted to Laurus 1 a subordinated second priority security interest in its assets to secure the obligations under the note. Additionally, the Company issued a warrant to Laurus 1 to purchase 375,000 shares of its common stock at exercise prices ranging between $1.23 and $1.61 per share (Note 11).

In 2004, the Company opted to pay $580,796 of principal and $35,869 of interest in 576,322 shares of common stock. In 2005, the Company opted to pay $400,541 of principal and $10,323 of interest in 383,985 shares of common stock.

In 2006, the Company opted to pay $21,400 of principal in 20,000 shares of common stock, $114,275 of principal and $1,204 of interest in cash for the note. Due to these conversions and payments, there is no remaining balance on this note.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

5.	NOTES PAYABLE (Continued)

Laurus Master Fund Ltd. #2

On April 27, 2004, the Company entered into a convertible term note and securities purchase agreement with Laurus Master Fund, Ltd. #2 (“Laurus 2”). Pursuant to these agreements, the Company sold to Laurus, a secured convertible term note in the principal amount of $1,000,000 bearing interest at the rate of six and one-half percent (6.5%) per annum, due April 27, 2007, convertible into shares of its common stock at a conversion price of $1.22 per share. Under certain circumstances, both the Company and Laurus may exercise their right to convert all or a portion of the outstanding principal and interest into shares of common stock. Loan costs of $70,980 have been capitalized and are being amortized over the three-year life of the note. The Company granted to Laurus a subordinated second priority security interest in its assets to secure the obligations under the note. Additionally, the Company issued a warrant to Laurus to purchase 313,000 shares of its common stock at exercise prices ranging between $1.40 and $1.83 per share (Note 11).

During 2006, the Company opted to pay $666,667 of principal and $1,994 of interest in 548,082 shares of common stock, and $30,303 of principal and $3,772 of interest in cash for the note that was due June 21, 2007. Due to these conversions and payments, there is no remaining balance on this note.

6.	RELATED PARTY TRANSACTIONS

MediVision

On March 2, 2005, we entered into a Loan and Security Agreement and Promissory Note with MediVision (the “Loan Agreement”) whereby we agreed to loan MediVision up to $2,000,000. The Loan Agreement incorporated $1,150,000 previously approved by our Board of Directors. Under the terms of the agreement, interest is 7.25% per annum and was payable on February 28, 2006 along with all outstanding principal due at that date. The note was secured by 2,409,000 shares of our common stock owned by MediVision. The number of shares was based on the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which average closing price was $1.11, discounted by 25%. In the event that MediVision were to sell any shares of our stock it owns during the period of the agreement, a minimum of 50% of the proceeds from such sales would be required to be paid to us to reduce the outstanding amount owed. On July 28, 2005, we and MediVision entered into an amendment to the Loan Agreement whereby MediVision repaid $1,000,000 to us, decreasing the agreed upon loan of $2,000,000 to $1,000,000 and the amount of shares securing the loan was decreased by 1,204,500 shares.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)

On July 20, 2005, our Board of Directors, at MediVision’s request, authorized us to guarantee and/or provide security interests in our assets for certain of MediVision’s loans with United Mizrahi Bank Ltd. We entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The number of shares securing the Debenture is comprised of the 1,204,500 shares previously securing the promissory note under the Loan Agreement to cover $1,000,000 and 1,141,000 shares of our common stock (which number was based upon the average closing price of shares of our stock during the period covering the last ten (10) business days of February, 2005, which was $1.17, discounted by 25%) to cover the second $1,000,000. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2006 was approximately $2,000,000.

On July 28, 2005, pursuant to the aforementioned Debenture signed by us, MediVision executed the amended Loan Agreement and paid back $1,000,000 of the loan from us; reducing the amount MediVision owed us on the promissory note to $955,558. On September 20, 2005, pursuant to a Common Stock Purchase Agreement, dated as of September 16, 2005, between MediVision and Meadowbrook Opportunity Fund LLC, MediVision sold 400,000 shares of our common stock to Meadowbrook Opportunity Fund LLC at a price of $1.20 per share. MediVision used $240,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $715,556, plus accrued interest under the loan. On December 8, 2005, MediVision sold 310,000 shares to the clients of an institutional investor at the price per share of $1.45. MediVision used $225,000 of the proceeds from this sale to repay part of the aforementioned loan to us, reducing the amount MediVision owes us on the promissory note to $492,556, plus accrued interest under the loan. On February 14, 2006, MediVision sold 1 million shares of our common stock to Wasatch Advisors, Inc. at the market price of $1.80 per share. MediVision used $492,556 of the proceeds from this sale to repay the remaining principal balance of the aforementioned loan to us. As a result of the foregoing transactions, as of December 31, 2006, MediVision owned approximately 57% of our outstanding common stock.

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

At December 31, 2006, the Company had recorded approximately $99,000 of receivable and note due from MediVision as compared to $631,000 of receivable and note due from MediVision as of December 31, 2005. The changes are the result of cash payments and the net effect of other intercompany revenue and expense transactions.

Sales to MediVision during the fiscal years ended December 31, 2006 and 2005 totaled approximately $376,000 and $786,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of the Company’s products.

During the year ended December 31, 2006 and 2005, the Company paid $1,115,000 and $667,400 to MediVision for research and development performed on behalf of the Company.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)

CCS Pawlowski

The Company entered into an agreement with CCS Pawlowski GmbH (“CCS”), a German subsidiary of MediVision, whereas CCS will be a distributor for the Company in the Germany and Austria territories.

At December 31, 2006, the Company had recorded approximately $62,000 of amounts due from CCS, as compared to $60,000 due from CCS as of December 31, 2005.

Sales to CCS during the fiscal years ended December 31, 2006 and 2005 totaled approximately $399,000 and $215,000, respectively.

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

In consideration for the services provided, the Company agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company’s Chairman of the Board. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000. During the year ended December 31, 2005, MS earned fees of $42,400. MS was paid out $30,400 out of the $42,400 and the remainder remains accrued in other accrued liabilities (Note 4), and not yet paid, as of December 31, 2006. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of December 31, 2006.

Jonathan Adereth

Starting January 2005, Jonathan Adereth, a former director, serves as a consultant to the board of directors. The Company agreed to the following in connection with his service as a consultant. (i) to pay to Mr. Adereth, a monthly retainer of $2,000, (ii) to pay to Mr. Adereth a daily fee of $500 for physical attendance in meetings, and (iii) to reimburse Mr. Adereth for reasonable expenses incurred in connection with his services as a consultant to the Board of Directors.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

7.	LINE OF CREDIT

In May 2003, the Company entered into a $150,000 line of credit agreement with one of its banks, Wells Fargo, the line is secured by a pledged deposit with the bank totaling $159,514 at December 31, 2006. Advances on the line bear interest at prime (8.25% at December 31, 2006) with interest due monthly. The line matures on September 10, 2008.

8.	SHARE-BASED COMPENSATION

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

There were no new stock option plans approved during 2006.

A summary of the Company’s plans as of December 31, 2006 is presented below:

Plan Name	Options Authorized Per Plan	Plan Expiration	Options Outstanding	Range of Exercise Prices	Available for Future Grants
1997 Nonstatutory Plan	1,000,000	October 2002	60,000	$0.63 - $1.38
Individual Stock Option
Agreements	126,360	November 1998	70,200	$ 0.63
2000 Option Plan	1,500,000	September 2010	1,333,333	$0.10 - $1.45	134,999
2003 Option Plan	750,000	October 2013	759,166	$0.68 - $1.96	0
2005 Option Plan	750,000	December 2015	0		750,000

			2,222,699		884,999

In calculating compensation recorded related to stock option grants for the year ended December 31, 2006, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 88.54%, risk-free interest rate of 4.27%, and expected term (years) of 10. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION (Continued)

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black–Scholes-Merton option pricing model and the following weighted average assumptions:

	2006	2005
Dividend Yield	None	None
Expected volatility	88.54	90.78
Risk-free interest rate	4.27	4.42
Expected term (years)	10	10

A summary of the changes in stock options outstanding under our equity-based compensation plans during the fiscal year ended December 31, 2006 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	2,107,543	$ 0.55	7.45	$2,845,183

Granted	190,000	$ 1.84	9.45	-
Exercised	(47,344)	$ 0.68	-	-

Forfeited/Expired	(27,500)	$ 1.21	-	-

Outstanding at December 31, 2006	2,222,699	$ 0.65	7.03	$5,890,152

Exercisable at December 31, 2006	1,798,407	$ 0.52	6.67	$4,999,571

Shares issued to non-employees reflected in the table above include 684,000 shares outstanding at January 1, 2006. No shares were granted or exercised, and 1,000 shares lapsed during the year ended December 31, 2006, resulting in 683,000 shares outstanding and 578,042 exercisable at December 31, 2006 for non-employees.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION (Continued)

The weighted-average grant-date fair value of options granted during 2006 was $1.41. The weighted-average grant-date fair value of options calculated in accordance with FAS 123(R) granted during 2005 was $1.08. The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 was $74,265, and $67,358, respectively.

A summary of the status of nonvested shares at December 31, 2006 and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2006	474,292	$0.71

Granted	190,000	0.68

Vested	(217,334)	0.74

Forfeited/Expired	(22,666)	1.21

Non-vested shares at December 31, 2006	424,292	$0.99

Non-vested shares relating to non-employees reflected in the table above include 104,958 shares outstanding at January 1, 2006 and December 31, 2006.

As of December 31, 2006, there was $31,873 total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized through 2009.

Cash received from warrant and stock option exercises for the years ended December 31, 2006, and 2005 was $32,080 and $48,929, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

During the fourth quarter of 2006, management reviewed the IRC section 382 limitation calculation within the federal net operation loss calculation, and determined that the stock price used to calculate the fair market value of the Company at that time did not reflect the true fair value of the Company. Upon further analysis and research, management used a range before and after the change of ownership to get an average stock price that more accurately reflects the fair value of the Company at the time. This increased our federal net operating loss carryover from approximately $2,028,000 to approximately $4,877,000 which expires between 2007 and 2020. We have no net operating loss carryforward for California state income tax purposes. In 2006, the Company used the federal tax credit carryforward of approximately $175,000. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

We reclassified the net operating loss amount and valuation allowance in our 2005 footnote for presentation purposes to reflect the revised estimate of available federal NOL. The 2005 net operating loss carry forward increased from $1,019,000 to $1,988,000. This increased our deferred tax asset from $3,242,000 to $4,211,000, which increased our valuation allowance from $2,100,000 to $3,069,000.

The income tax (benefit) expense for the years ended December 31, 2006 and 2005 consisted of the following:

	Federal	State	Total
2006

Current	$(53,000)	$70,000	$17,000
Deferred	841,000	95,000	936,000
Change in valuation allowance	(914,000)	(70,000)	(984,000)

Total income tax (benefit)	$(126,000)	$95,000	$(31,000)

2005

Current	$28,000	$14,000	$42,000
Deferred	154,000	155,000	309,000
Change in valuation allowance	(426,000)	22,000	(404,000)

Total income tax (benefit)	$(244,000)	$191,000	$(53,000)

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

The Company’s effective tax rate for the years ended December 31, 2006 and 2005 was (1)% and (3)%. The reconciliation of the statutory rate to the effective rate is as follows:

	2006	2005
Statutory rate	34%	34%

State income taxes, net of Federal benefit	6	6
Other	(10)	7
Utilization of net operating losses	(22)	(44)
Change in valuation allowance	9	(6)

Total	(1)%	(3)%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carry forwards	$1,547,000	$1,988,000
Inventory reserves	649,000	964,000
Payroll related accruals	165,000	194,000
Warranty accrual	170,000	263,000
Sales and accounts receivable reserve	111,000	153,000
Uniform capitalization	37,000	42,000
Deferred revenue	536,000	362,000
AMT credit carryover	70,000	70,000
R&D credit carryover	-	175,000

Total deferred tax assets	3,285,000	4,211,000

Valuation allowance	(2,085,000)	(3,069,000)

Net deferred tax assets	1,200,000	1,142,000

Deferred tax liabilities:
Depreciation	(28,000)	(18,000)

Net deferred tax assets	$1,172,000	$1,124,000

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

At December 31, 2006 and 2005, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. In order to realize our tax asset in 2006 and 2005, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 13 and 14 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000. We became profitable in 2001 and have been profitable for the last five years. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in. In 2006, we made an assessment that we will be able to use five years of capped net operating losses in the future, and projected taxable income in 2007. In 2006, we did not have enough available information to look beyond the year 2012 when assessing the amount of deferred tax assets that are more likely than not to be used. In 2005, we made an assessment that we will be able to use five years of capped net operating losses in the future and projected taxable income in 2006. In 2005, we did not have enough available information to look beyond the year 2011 when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses, especially if the losses were not due to an extraordinary item. In the fourth quarter of every fiscal year, we participate in the industry’s largest tradeshow of the year, which results in approximately 25% of our revenue generated in the last month of the fiscal year. This tradeshow substantially influences the outcome of our profitability for that year, as well as gives us an indication of the years to come. We consider the sales data from this period and the general market response to our new products when preparing our evaluation of our valuation allowance. Due to the Company’s limited history of profitable operations, management has recorded a valuation allowance of $2,085,000 and $3,069,000 at December 31, 2006 and 2005, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

10.	COMMITMENTS AND CONTINGENCIES

Security Interest

In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd. Bank, as security for amounts borrowed by MediVision from the bank and advanced to the Company under the note agreements (Note 6).

Equity Line of Credit

On December 28, 2004, the Company entered into an investment agreement with Dutchess Private Equities Fund II, LP (Dutchess) providing for an equity line of credit. Pursuant to the investment agreement, Dutchess had agreed to provide the Company with up to $9,000,000 of funding during the thirty month period beginning on the date that a registration statement the Company agreed to file providing for the resale of the shares of common stock issuable under the investment agreement was declared effective by the Securities and Exchange Commission. On October 18, 2006 the Company withdrew it’s registration statement, effectively terminating the agreement with Dutchess.

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in June 2009. The lease agreement provides for minimum lease payments of $141,611 for the year ended December 31, 2007, $146,546 for the year ended December 31, 2008, and $75,833 for the year ended December 31, 2009.

Rental expense charged to operations for all operating leases was approximately $106,000 during the years ended December 31, 2006 and 2005.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

11.	WARRANTS

During 2006, Laurus converted 375,000 of common stock warrants for $538,250.

Warrant activity for the years ended December 31, 2006 and 2005 is summarized as follows:

	2006		2005
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	688,000	$1.53	688,000	$1.53

Exercised	375,000	$1.44	-	-

Outstanding at end of year	313,000	$1.64	688,000	$1.53

Currently exercisable	313,000	$1.64	688,000	$1.53

There were 313,000 warrants outstanding and exercisable as of December 31, 2006 with a weighted average remaining contractual life of 2.32 years, a weighted average exercise price of $1.64. The warrants were issued in conjunction with the debt offerings for Laurus Master Fund. The warrants outstanding on December 31, 2006 expire on April 27, 2009. The intrinsic value of the warrants exercised in 2006 was $427,500 and the intrinsic value of warrants outstanding at December 31, 2006 was $519,580.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

        None of the principal accountant’s reports on the financial statements for either of the past two years contains an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Perry-Smith LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 8A. Controls and Procedures

        As of the end of the period covered by this Report, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and the Company’s Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

        During the quarter ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information

        None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) ofthe Exchange Act.

        (a) Directors and Executive Officers

        Each director is elected for a one year term until the next annual meeting of shareholders and their successors are elected and qualified.

        The following is a list of the names and ages of the Company’s directors and executive officers:

Name	Age	Position

Gil Allon	45	Director, and Chief Executive Officer
Ariel Shenhar	41	Director, Chief Financial Officer, and Secretary
Yigal Berman	58	Director
Michael Benoff	53	Director
Merle Symes	55	Director

        Gil Allon has served as a member of our Board of Directors since August 2000 and has served as our Chief Executive Officer since January 2002. Mr. Allon has acted in the capacity of our Chief Executive Officer since August 2000. Mr. Allon is also a member of the Compensation, Option and Nomination Committees of our Board of Directors. Mr. Allon has served as the Vice President and Chief Operating Officer of MediVision from June 1993 until August 2000. Mr. Allon also served as a member of the Board of Directors of MediVision since MediVision’s inception in June 1993 through December 2004. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

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

        Yigal Berman has served as a member of our Board of Directors since January 2005. Mr. Berman was appointed as Chairman of the Board of Directors in January 2005 as well as Chairman of each of the Audit, Compensation, Option and Nomination Committees of our Board of Directors. Yigal Berman has also served as a member of the Board of Directors of MediVision from July 1996 through December 2004. In addition, since 1991, Mr. Berman has served as Vice President of Finance and Secretary of Intergamma Investment Ltd. Since 1989, Mr. Berman has served as a member of the Board of Directors of Delta Trading, the majority shareholder of MediVision. Mr. Berman received his B.A. in

Economics and his M.B.A. in Business Management from the Tel Aviv University in Israel in April 1974 and December 1976, respectively.

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

        (c) Section 16 (a) Compliance

        Section 16 (a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.

        To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended December 31, 2006, our acting officers, directors and holders of more than 10% of its outstanding common stock complied with all Section 16(a) filing requirements. We were not furnished any Forms 5 with respect to fiscal 2006.

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

        (e) Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on October 26, 2006.

Item 10. Executive Compensation

        The following table shows the total compensation that we paid to our chief executive officer and chief financial officer for the last two fiscal years. Those positions were occupied by Gil Allon and Ariel Shenhar, respectively. No other executive officer received more than $100,000 in total compensation during the last two fiscal years. Therefore, for purposes of this disclosure, Mr. Allon and Mr. Shenhar are our only “named executive officers” for the last two fiscal years.

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)		Nonqualified Deferred Compensation Earnings ($) (h)	All other Compenstion ($) (i)		Total ($) (j)

Gil Allon	2006	$183,558	-	-	-	$47,627	(1)	-	$ 9,616	(2)	-
(Chief Executive Officer)
	2005	$144,415	-	-	-	$65,000		-	$44,474	(3)	-

Ariel Shenhar	2006	$164,981	-	-	-	$37,000	(4)	-	$ 9,616	(5)	-
(Vice President and Chief
Financial Officer)	2005	$124,415	-	-	-	$35,000		-	$44,474	(6)	-

(1)	Represents bonus accrued in the financial statements. As of March 27, 2007 the Company paid out the bonus.

(2)	Represents automobile expenses we paid for on behalf of Mr. Allon.

(3)	Represents $34,000 of an annual relocation allowance, and $10,474 in automobile expenses that we paid on behalf of Mr. Allon.

(4)	Represents bonus accrued in the financial statements. As of March 27, 2007 the Company paid out the bonus.

(5)	Represents automobile expenses that we paid on behalf of for Mr. Shenhar.

(6)	Represents $34,000 of an annual relocation allowance, and $10,474 in automobile expenses that we paid on behalf of Mr. Shenhar.

Employment Agreements

        We entered into an employment agreement with Mr. Allon on December 1, 2001, for his services as Chief Executive Officer, for an initial term of one year, which agreement may be renewed for successive one year intervals upon mutual agreement of the parties. The agreement was renewed on December 15, 2002 and revised to provide for an indefinite term. Under the agreement, revised in April 2006, Mr. Allon receives an annual salary of $180,000 effective April 1, 2006, and a bonus to be determined annually by the Board of Directors based on our meeting certain performance goals determined by the board. Mr. Allon is also eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice. On March 26, 2007, the compensation committee approved to increase Mr. Allon’s salary to $203,000 effective January 1, 2007. The compensation committee also determined that $65,000 will be the maximum bonus to be paid to Mr. Allon for fiscal 2007, the actual bonus amount to be determined by the Board of Directors based upon certain performance measures.

        We also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, initially for a term of one year, commencing on July 22, 2002, and expiring on June 30, 2003. The employment agreement was revised in December 2003 to provide for an indefinite term. Under the agreement, revised in April 2006, Mr. Shenhar receives an annual salary of $167,000 effective April 1, 2005 and a bonus to be determined annually by the Board of Directors based on the Company meeting certain performance goals determined by the board. Mr. Shenhar is also be eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice. On March 26, 2007, the compensation committee finalized an approval to increase Mr. Shenhar’s salary to $185,000 effective January 1, 2007. The compensation committee also determined that $55,000 will be the maximum bonus to be paid to Mr. Shenhad for fiscal 2007, the actual bonus amount to be determined by the Board of Directors based upon certain performance measures.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Award at Fiscal Year-end

Option Awards							Stock Award

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equiy Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares of Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Gil Allon	360,000				$0.406	4/9/2013				-

(Chief Executive Officer)	60,000	30,000	(1)		$0.681	10/22/2014

	20,000	20,000	(1)		$ 1.83	6/14/2016

Ariel Shenhar	200,000				$0.406					-

(Vice President and Chief Financial Officer)	50,000	25,000	(2)		$0.681	10/22/2014

(1)

Includes 30, 000 unvested shares for Gil Allon, 15,000 vesting on 4/24/07 and 15,000 vesting on 10/24/07, and 20,000 unvested shares for spouse, Karin Alon, that vest equally over three years every six months beginning on January 1, 2007.

(2)	12,500 shares will vest on 4/24/07, the remaining 12, 500 shares will vest on 10/24/07.

Compensation of Directors

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total Total ($) (j)

Yigal Berman	$11,546	(1)	-	-	-	-	-	$11,546	(1)

Michael Benoff	$31,118	(2)	-	-	-	-	-	$31,118	(2)

Merle Symes	$30,450	(3)	-	-	-	-	-	$30,450	(3)

(1)	Mr. Berman received reimbursement of out of pocket expenses related to physical board meetings

(2)

Mr. Benoff received approximately $6,825 for his services and $300 for expenses incurred in relation to his services as a Director during the fiscal year 2006. Mr. Benoff received $22,100 for services rendered and $1,893 for expenses incurred in relation to the Special Committee during the fiscal year 2006.

(2)	Mr. Symes was paid approximately $9,100, and $2,063 for reimbursable expenses. For his services rendered related to the Special Committee, Mr. Symes was paid $21,350.

Director Compensation Arrangements

        We are obligated to pay Mr. Berman out of pocket expenses related to physical board meetings.

        Pursuant to a letter agreement executed on June 25, 2004 between Mr. Benoff and us, we agreed to the following in connection with his service as a director: (i) to grant Mr. Benoff options to purchase up to 40,000 shares of our Common Stock, at a per share price not less than fair market value on the date of the grant, (ii) to pay Mr. Benoff, in four equal quarterly installments, an annual retainer in the aggregate amount of $6,000 for attendance at up to two Board meetings per quarter, (iii) to pay to Mr. Benoff a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of two Board meetings per quarter and reimbursement for related expenses. The above referenced options were granted by the Board in October 2004 at a per share exercise price of $0.68. On March 26, 2007, the compensation committee finalized an approval to increase Mr. Benoffs annual retainer to $15,000 for attendance at up to two Board meetings per quarter, effective January 1, 2007.

        Pursuant to a letter agreement executed on July 20, 2005 between Mr. Symes and us, we agreed to the following in connection with his service as a director: (i) to grant Mr. Symes options to purchase up to 40,000 shares of our common stock, at a per share price not less than fair market value on the date of the grant vesting over a three-year period, (ii) to pay Mr. Symes, in four equal quarterly installments, an annual retainer in the aggregate amount of $6,000 for attendance at up to two Board meetings per quarter, (iii) to pay Mr. Symes a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of two Board meetings per quarter and reimbursement for related expenses. The above referenced options were granted by the Board in August 2005 at a per share exercise price of $1.20. On March 26, 2007, the compensation committee finalized an approval to increase Mr. Symes annual retainer to $15,000 for attendance at up to two Board meetings per quarter, effective January 1, 2007.

        No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, we have not paid any director compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of March 27, 2007, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is 221 Lathrop Way, Suite I, Sacramento, California 95815.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Management and the Board

Gil Allon	438,333	(1)(2)	2.7%

Ariel Shenhar	262,500	(1)	1.6%

Michael Benoff	53,333	(1)	*

Yigal Berman	--		--

Merle Symes	40,000	(1)	*

Directors and Officers as a group	794,166	(1)	4.8%
(total of 5 persons)

5% Shareholders

MediVision Medical Imaging Ltd.	9,420,851		57.1
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

Healthinvest Partners	1,252,397		7.6%
Arsenalsgatan 4
SE-111 47 Stockholm
Sweden

Wasatch Advisors	995,690		6.0%
150 Social Hall Ave, 4th Floor
Salt Lake City, UT 84111

_________________

*	Represents less than 1%

(1)	Represents shares subject to stock options exercisable within 60 days from March 27, 2007.

(2)	Includes indirect beneficial ownership by spouse of stock options to purchase 43,333 shares.

Item 12. Certain Relationships, Related Transactions and Director Independence

        (a) Related Party Transactions

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

        In consideration for the services provided, the Company agreed to pay MS a monthly sum of $3,300, increased to $4,000 beginning September 1, 2005. In addition, as of September 1, 2005, MS is to be paid a yearly performance bonus of up to $10,000 upon achievement of goals under the terms of the agreement as determined by MS, Noam Allon and the Company’s Chairman of the Board. During the year ended December 31, 2005, MS earned fees of $42,400. MS was paid out $30,400 out of the $42,400 and the remainder remains accrued, and not yet paid, as of December 31, 2006. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of December 31, 2006.

        As discussed in greater detail in the Business Development section of Item 1 and in Management’s Discussion and Analysis or Plan of Operation section of Item 6 of this annual report, the Company and MediVision, its parent company, entered into a series of transactions which resulted in MediVision owning approximately 57% of the Company’s outstanding common stock as of March 27, 2007. This ownership interest is MediVision’s basis of control in OIS.

        OIS also entered into a Research and Development Services Agreement and a Distribution Agreement with MediVision, and a Distribution Agreement with CCS, an affiliate, which are also discussed in greater detail in the Business Development section of Item 1.

        (b) Parent Information

        MediVision is OIS’ parent company based on its 57.1% ownership in the Company.

        Pursuant to certain agreements between Agfa and MediVision, MediVision must receive Agfa’s approval when voting upon proposals that concern the sales of OIS or substantially all of OIS’ assets and to issue stock at levels that require shareholder approval.

        (c) Directors

        Yigal Berman, Michael Benoff, and Merle Symes are independent directors as defined by the Nasdaq Marketplace Rules. Gil Allon, who is not an independent director, is a member of the Compensation, Option and Nomination Committees of our Board of Directors.

Item 13. Exhibits

Exhibit		Footnote
Number	Description of Exhibit	Reference

3.1	Articles of Incorporation of the Company, as amended.	(1)

3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of	(5)
	Series A Junior Participating Preferred Stock of the Company).

3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of	(8)
	Series B Preferred Stock of the Company).

3.4	Amended and Restated Bylaws of the Company.	(29)

4.1	Specimen of Stock Certificate.	(1)

4.2	Securities Purchase Agreement dated September 25, 2003 by and between the Company and	(14)
	Laurus.

4.3	Secured Convertible Term Note dated September 25, 2003 issued to Laurus.	(15)

4.4	Common Stock Purchase Warrant dated September 25, 2003 by and between the Company and	(16)
	Laurus.

4.5	Registration Rights Agreement dated September 25, 2003 by and between the Company and	(17)
	Laurus.

4.6	Security Agreement dated September 25, 2003 by and between the Company and Laurus.	(18)

4.7	Securities Purchase Agreement dated April 27, 2004 by and between the Company and	(22)
	Laurus.

4.8	Secured Convertible Term Note dated April 27, 2004 issued to Laurus.	(23)

4.9	Common Stock Purchase Warrant dated April 27, 2004 by and between the Company and	(24)
	Laurus.

4.10	Registration Rights Agreement dated April 27, 2004 by and between the Company and	(25)
	Laurus.

4.11	Security Agreement dated April 27, 2004 by and between the Company and Laurus.	(26)

10.1	Lease Agreement, dated as of April 21, 2001, between the Company and Jackson-Jahn, Inc.	(12)

10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between the Company	(28)
	and Jackson-Jahn, Inc.

10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between the Company	(28)
	and Jackson-Jahn, Inc.

10.4	Confidentiality Agreement dated March 27, 1992 between the Company and Steven R.	(1)
	Verdooner.

10.5	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method	(1)
	for Topographical Analysis of the Retina to the Company by Steven R. Verdooner,
	Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the
	Assignment Branch of the U.S. Patent and Trademark Office).

10.6	Form of International Distribution Agreement used by the Company and sample form of End	(1)
	User Software License Agreement.

10.7	Stock Option Plan.	(2)+

10.8	Rental Agreement dated May 1, 1994 by and between the Company and Robert J. Rossetti.	(3)

10.9	The Company's 1995 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock	(4)+
	Option Agreement.

10.10	The Company's 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock	(6)+
	Option Agreement.

10.11	Form of Indemnification Agreement between the Company and each of its directors,	(7)
	officers and certain key employees.

10.12	Working Capital Funding Agreement dated as of July 13, 2000 by and between MediVision	(9)
	and the Company.

10.13	Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001 by and	(11)
	between MediVision and the Company.

10.14	Loan and Security Agreement dated as of July 13, 2000 by and between MediVision and the	(9)
	Company.

10.15	Registration Rights Agreement dated as of August 2000 by and between MediVision and the	(9)
	Company.

10.16	Secured Convertible Working Capital Note dated August 2000 from the Company to	(9)
	MediVision in the principal amount of $260,000.

10.17	Secured Promissory Note dated July 21, 2000 from the Company to MediVision in the	(9)
	principal amount of $1,500,000.

10.18	Secured Convertible Working Capital Promissory Note dated July 1, 2001 by and between	(11)
	MediVision and the Company in the principal amount of $1,000,000.

10.19	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United	(10)
	States Binational Industrial Research and Development Foundation, MediVision and the
	Company.

10.20	2000 Stock Option Plan.	(12)+

10.21	Amendment No. 2 to Working Capital Funding Agreement dated as of May 21, 2003 by and	(19)
	between MediVision and the Company.

10.22	2003 Stock Option Plan.	(20)
	Investment Agreement dated as of December 28, 2004 by and between the Company and

10.23	Dutchess Private Equities Fund II, LP.	(26)

10.24	Registration Rights Agreement dated as of December 28, 2004 by and between the Company	(27)
	and Dutchess Private Equities Fund II LP.

10.25	Loan and Security Agreement dated as of February 28, 2005 by and between the Company	(28)
	and MediVision Medical Imaging Ltd.

10.26	Promissory Note dated as of February 28, 2005 by and between the Company and MediVision	(28)
	Medical Imaging Ltd.

10.27	Secured Debenture dated as of July 20, 2005 by and between the Company and United	(30)
	Mizrahi Bank Ltd.

10.28	Research and Development Services Agreement dated as of January 1, 2004 by and between	(31)
	the Company and MediVision Medical Imaging Ltd.

10.29	Distribution Agreement dated as of February 14, 2006 by and between the Company and CCS	(31)
	Pawlowski GmbH.

10.30	Distribution Agreement dated as of January 1, 2004 by and between the Company and	(31)
	MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.

10.31	Services Agreement dated as of January 1, 2004 by and between the Company, MediStrategy	(31)
	Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.

10.32	Employment Agreement dated December 1, 2001 between the Company and Gil Allon.	*

10.33	Amendment to Employment Agreement dated April 12, 2006 between the Company and Gil Allon.	*

10.34	Employment Agreement dated July 11, 2002, between the Company and Ariel Shenhar.	*

10.35	Amendment to Employment Agreement dated December 3, 2003, between the Company and Ariel Shenhar.	*

10.36	Amendment to Employment Agreement dated February 29, 2004, between the Company and Ariel Shenhar.	*

10.37	Amendment to Employment Agreement dated April 12, 2006, between the Company and Ariel Shenhar.	*

14	Code of Ethics.	(28)

23.1	Consent of Perry-Smith LLP, Independent Auditors	*

31.1	Rule 13a 14a/15d 14(a) Certification.	*

31.2	Rule 13a 14a/15d 14(a) Certification.	*

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-18, number 33-46864-LA.

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993, filed on November 26, 1993.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994, filed on November 29, 1994.

(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on May 28, 1996, number 333-0461.

(5)	Incorporated by reference to Exhibit A of Exhibit 1 of the Company’s Form 8-K, filed on January 2, 1998.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(8)	Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed on November 24, 1999.

(9)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, filed on December 13, 2000.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.

(11)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001.

(12)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.

(13)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 27, 2003.

(14)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on October 1, 2003.

(15)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on October 1, 2003.

(16)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed on October 1, 2003.

(17)	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K, filed on October 1, 2003.

(18)	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K, filed on October 1, 2003.

(19)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003, filed on August 14, 2003.

(20)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 25, 2004

(21)	Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K, filed on April 29, 2004

(22)	Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K, filed on April 29, 2004

(23)	Incorporated by reference to Exhibit 4.3 of the Company’s Form 8-K, filed on April 29, 2004.

(24)	Incorporated by reference to Exhibit 4.4 of the Company’s Form 8-K, filed on April 29, 2004

(25)	Incorporated by reference to Exhibit 4.5 of the Company’s Form 8-K, filed on April 29, 2004

(26)	Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on December 30, 2004

(27)	Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on December 30, 2004

(28)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.

(29)	Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on May 5, 2005.

(30)	Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on July 25, 2005.

(31)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 28, 2006.

Item 14. Principal Accountant Fees and Services

        For the fiscal years ended December 31, 2006 and December 31, 2005, Perry-Smith LLP has billed the Company the following fees for services rendered in connection with the audit and other services in respect to these years:

	2006	2005

Audit Fees (1)	$60,100	$53,700

Tax Fees (2)	18,600	14,800

All Other Fees (3)	5,700	10,200

Total	$84,400	$78,700

(1)

Services rendered for the audit of the Company’s annual financial statements included in its report on Form 10-KSB and the reviews of the financial statements included in its reports on Form 10-QSB filed with the SEC.

(2)	Services in connection with the preparation of tax returns and the provision of tax advice.

(3)	Services related to Form SB-2 filings, S-8 Filings, and other securities filings.

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
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gil Allon

Gil Allon	Director	March 28, 2007

/s/ Ariel Shenhar

Ariel Shenhar	Director	March 28, 2007

/s/ Yigal Berman

Yigal Berman	Director, Chairman of the Board	March 28, 2007

/s/ Michael Benoff

Michael Benoff	Director	March 28, 2007

/s/ Merle Symes

Merle Symes	Director	March 28, 2007