Form 10QSB/A
period 2006-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2007-04-30
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A
AMENDMENT NO. 2

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

Explanatory Note

        Ophthalmic Imaging Systems (“we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-QSB/A (this “Amendment No. 2”) to amend our Quarterly Report on Form 10-QSB, for the fiscal quarter ended September 30, 2006, as filed with the Securities and Exchange Commission (the “SEC”) on November 13, 2006 (the “Original Filing”). The purpose of this Amendment No. 2 is to correct a typographical error contained on the officers’ certification attached as Exhibit 32, thus changing the date from June 30, 2006 to September 30, 2006.

        In accordance with the rules of the SEC, the complete text of the Original Filing has been set forth in this Amendment No. 2.

        Except for the revised Exhibit 32 and updated dates on the signature page and the certifications of the chief executive officer and chief financial officer on Exhibits 31.1 and 31.2, respectively, we have not undertaken in this Amendment No. 2 to modify or update any other disclosures in our Original Filing, and this Amendment No. 2 does not reflect any events occurring after the date of filing of the Original Filing.

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
Date: April 30, 2007

By:	/s/ Gil Allon

Name:	Gil Allon,
Title:	Chief Executive Officer
By:	/s/ Ariel Shenhar

Name:	Ariel Shenhar,
Title:	Chief Financial Officer