Form 10QSB
period 2007-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2007-05-11
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 11, 2007, 16,509,329 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes     No

OPHTHALMIC IMAGING SYSTEMS

FORM 10-QSB

FOR THE QUARTER ENDED March 31, 2007

i

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Balance
Sheet
March 31, 2007(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,535,566
Accounts receivable, net	2,620,306
Receivable from related party	411,415
Inventories, net	700,908
Prepaid expenses and other current assets	608,919
Deferred tax asset	1,256,250

Total current assets	12,133,364

Furniture and equipment, net of accumulated
depreciation and amortization of $448,558	458,129
Restricted cash	160,281
Licensing agreement	273,808
Prepaid products	160,000
Other assets	88,737

Total assets	$13,274,319

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$633,490
Accrued liabilities	1,816,875
Deferred extended warranty revenue	1,516,668
Customer deposits	324,633
Lease payable- current portion	11,204

Total current liabilities	4,302,870

Noncurrent liabilities:
Line of credit	150,000
Lease payable, less current portion	3,658

Total liabilities	4,456,528

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
16,509,329 issued and outstanding	16,263,697
Accumulated deficit	(7,445,906)

Total stockholders' equity	8,817,791

Total liabilities and stockholders' equity	$13,274,319

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Income
(Unaudited)

	Three months ended March 31,
	2007	2006
Net revenues	$4,160,380	$3,650,693
Cost of sales	1,728,546	1,564,157

Gross profit	2,431,834	2,086,536
Operating expenses:
Sales and marketing	887,334	844,417
General and administrative	521,029	367,035
Research and development	408,527	365,907

Total operating expenses	1,816,890	1,577,359

Income from operations	614,944	509,177
Interest and other income (expense), net	42,638	(24,301)

Net income before income taxes	657,582	484,876
Income tax expense	4,439	-

Net income	$653,143	$484,876

Shares used in the calculation of basic
net income per share	16,508,677	15,889,164

Basic net income per share	$0.04	$0.03

Shares used in the calculation of diluted
net income per share	18,356,856	17,494,969

Diluted net income per share	$0.04	$0.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006
Operating activities:
Net income	$653,143	$484,876
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	44,994	15,711
Compensation Expense	7,712	9,494
Non-cash interest charge	--	1,994
Net (decrease) increase in current assets other
than cash and cash equivalents	(168,199)	349,140
Net (decrease) increase in current liabilities other
than short-term borrowings	(54,104)	225,123

Net cash provided by operating activities	483,546	1,086,338

Investing activities:
Acquisition of furniture and equipment	(112,569)	(20,183)

Financing activities:
Principal payments on notes payable	(176)	(147,094)
Proceeds from note receivable from related parties	--	583,484
Proceeds from exercise of options	908

Net cash provided by financing activities	732	436,390

Net increase in cash and equivalents	371,709	1,502,545
Cash and equivalents, beginning of the period	6,163,857	3,940,706

Cash and equivalents, end of the period	$6,535,566	$5,443,251

Supplemental schedule of noncash financing activities:
Conversion of notes payable to common stock	$--	$688,067
Conversion of interest to common stock	$--	$1,994
Reduction in receivable from
Related party in exchange for inventory and
Other noncash transactions, net	$248,092	$192,847

Supplemental schedule of cash flow information:
Cash paid for interest	$3,294	$5,704
Cash paid for taxes	$91,850	$21,200

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements

Three Month Period ended March 31, 2007 and 2006

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of March 31, 2007, condensed statements of income for the three month period ended March 31, 2007 and 2006 and the condensed statements of cash flows for the three month period ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2006 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

	Unaudited Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted net income
per share	$653,143	$484,876

Denominator for basic net income per share:
Weighted average shares	16,508,677	15,889,164

Effect of dilutive:
Employee/director stock options	1,848,179	1,605,805

Dilutive potential common shares	18,356,856	17,494,969

Denominator for diluted net income per share	18,356,856	17,494,969

Basic net income per share	$0.04	$0.03

Diluted net income per share	$0.04	$0.03

As of March 31, 2007 and March 31, 2006 there were 8,000 and 21,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

Note 3.	Related Party Transactions

MediVision

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

The amount owed to United Mizrahi Bank by MediVision and secured by us as of March 31, 2007 was approximately $2,000,000.

As of March 31, 2007, MediVision owns approximately 57% of our outstanding common stock.

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

At March 31, 2007, we had recorded a net amount due from MediVision of approximately $347,000 for products.

Sales to MediVision during the three months ended March 31, 2007 and March 31, 2006 totaled approximately $102,000 and $111,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on volume discounts similar to those available to other resellers and distributors of the Company’s products.

During the three month period ended March 31, 2007 and March 31, 2006, we paid approximately $326,000 and $238,000, respectively, to MediVision for research and development performed by MediVision on our behalf.

CCS Pawlowski

At March 31, 2007, we had recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $65,000 for products and services. Sales to CCS Pawlowski during the three months ended March 31, 2007 and March 31, 2006 totaled approximately $85,000 and $54,000, respectively.

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

In consideration for the services provided, the Company agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company’s Chairman of the Board. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000. During the year ended December 31, 2005, MS earned fees of $42,400. MS was paid out $30,400 out of the $42,400 and the remainder remains accrued in other accrued liabilities, and not yet paid, as of December 31, 2006. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of December 31, 2006.

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

Note 4.	Share Based Compensation

At March 31, 2007, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

There were no new stock option plans approved during the three months ended March 31, 2007.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2007	2,222,699	$0.65	7.03	$5,890,152
Granted	8,000	$2.83	9.94	--
Exercised	(1,333)	$0.68	--	--
Forfeited/Expired	(667)	$0.68	--	--
Outstanding at March 31, 2007	2,228,699	$0.66	6.78	$4,100,806
Exercisable at March 31, 2007	1,842,157	$0.54	6.59	$3,610,628

The Company uses a Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company's historical experience. Expected volatility is based upon the historical volatility of the Company's stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option's expected life. The Company uses a dividend yield of zero in the Black-Scholes-Merton option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black - Scholes-Merton option pricing model and the following weighted average assumptions:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Dividend Yield	None	None
Expected volatility	60.01%	60.95%
Risk-free interest rate	5.21	4.27
Expected term (years)	9.21	9.21

The Company recorded an incremental $8,000 and $9,000 of stock-based compensation expense during the three months ended March 31, 2007 and March 31, 2006, respectfully.

As of March 31, 2007, the Company had $36,560 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2009. The total fair value of options vested during the three month period ended March 31, 2007 was $7,712. Cash received from stock option exercises for the three month period ended March 31, 2007 was $908.

There were 8,000 options granted for the three month period ended March 31, 2007. The total intrinsic value of options exercised during the three month period ended March 31, 2007 was $2,853.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended March 31,
	2007	2006
Warranty balance at beginning of period	$395,575	$614,251

Reductions for warranty services provided	(48,938)	(62,001)
Changes for accruals in current period	100,000	10,700
Changes for accruals for pre-existing warranties	---	---

Warranty balance at end of period	$446,638	$562,950

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        At March 31, 2007, we had stockholders’ equity of $8,817,791 and our current assets exceeded our current liabilities by $7,830,494.

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

Critical Accounting Policies

        Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The financial information contained in the financial statements is, to a significant extent, financial information based on transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset, or relieving a liability.

        Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of our transactions would not change, the timing of the recognition of such events for accounting purposes may change.

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

        To realize our tax asset, we must evaluate whether we will more likely than not be able to realize the deferred tax asset for a certain number of years in the future. We were not profitable for seventeen consecutive years between 1984 and 2000. We turned a profit in 2001 and have been profitable for the last five years. There is significant uncertainty projecting future profitability due to the history of our business, and the volatility of the market that we are in. We calculate our tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future.

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

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109". FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has adopted FIN 48 as of January 1, 2007. The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on the Company’s provision for income taxes for the three months ended March 31, 2007.  Upon adoption as of January 1, 2007, we had no derecognition adjustments to our existing reserves for uncertain tax positions.

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

Results of Operations

Revenues

        Our revenues for the first quarter ended March 31, 2007 were $4,160,380, representing a 14% increase from revenues of $3,650,693 for the first quarter ended March 31, 2006. The increase in revenues of $509,687 is due to higher revenues generated from product sales of $300,419 and the related service sales for these products of $209,268.

        Products accounted for approximately 84% and 87% of our revenue for the first quarters of 2007 and 2006, respectively. Service revenues for these products accounted for approximately 16% and 13% of our revenue for the first quarters of 2007 and 2006, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of the contracts. This education process has been ongoing for the last five years and the service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the first quarter ended March 31, 2007 was comprised mostly of service contract revenue and the rest consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty.

        Revenues from sales of our products to related parties were approximately $187,000 and $165,000 during the three month periods ended March 31, 2007 and March 31, 2006, respectively.

Gross Margins

        Gross margins were approximately 58.5% during the three month period ended March 31, 2007 as compared to 57% for the three month period ended March 31, 2006. Gross margins increased slightly due to product mix.

Sales and Marketing Expenses

        Sales and marketing expenses accounted for approximately 21% of total revenues during the first quarter of fiscal 2007 as compared to approximately 23% during the first quarter of fiscal 2006. Actual expenses increased to $887,334 during the first quarter of 2007 versus $844,417 during the first quarter of 2006, representing an increase of $32, 917 or 4%. The primary contributing factor to the slight increase in expenses was due to one new hire to the sales force.

General and Administrative Expenses

        General and administrative expenses were $521,029 in the first quarter of fiscal 2007 and $367,035 in the first quarter of fiscal 2006, representing an increase of $153,994 or 42%. Such expenses accounted for approximately 12.5% and 10% of revenues during the first quarters of 2007 and 2006, respectively. The increase was primarily due to a steady amount of legal expenses during the first quarter of 2007 compared to an abnormally low amount of legal expenses accounted for during the first quarter of 2006 due to the reimbursement of legal fees we received related to the JDI lawsuit.

Research and Development Expenses

        Research and development expenses were $408,527 in the first quarter of fiscal 2007 and $365,907 in the first quarter of fiscal 2006, representing an increase of $42,620 or 12%. Such expenses accounted for approximately 10% of revenues during the first quarter of 2007 and 2006. The increase resulted from our continued research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development activities.

Interest and other income (expense), net

        Interest and other income (expense) were $42,638 during the first quarter of fiscal 2007 versus ($24,301) during the first quarter of fiscal 2006. These amounts were comprised principally of interest income of $77,027, compensation expense related to FAS123R of ($7,712), and credit card fees of ($19,891).

Income Taxes

        Income tax expense was $4,439 during the first quarter of fiscal 2007 versus $0 during the first quarter of fiscal 2006.

        We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. In determining whether we will more likely than not realize the deferred tax asset, we assume that we will be able to use all of our unlimited NOL amounts. We then assess the amount of our future capped net operating losses we will more likely than not be able to use.

Net Income

        We recorded net income of $653,143, or $0.04 per share basic and diluted earnings, for the first quarter ended March 31, 2007 as compared to net income of $484,876 or $0.03 per share basic and diluted earnings for the first quarter ended March 31, 2006.

Balance Sheet

        Our assets increased by $3,109,367 as of March 31, 2007 as compared to March 31, 2006. This increase was primarily due to an increase in cash and equivalents of $1,092,316, accounts receivable of $1,018,560, capital equipment of $345,870, deferred tax asset of $132,250, a new distribution licensing agreement of $273,808, and prepaid products of $160,000.

        Our liabilities decreased slightly by $40,065 mainly due to an increase in accounts payable of $356,168 and deferred warranty revenue of $572,565, offset by a decrease of customer deposits of $621,809 and accrued liabilities of $323,954.

        Our stockholders’ equity increased by $3,009,162 primarily due to net income from the previous 12 months of $2,419,026, and the increase in common stock of $590,135 made up of the combination of conversions of a portion of our notes payable to Laurus Master Fund into common stock, exercise of warrants by Laurus Master Fund, and the exercise of stock options by employees.

Liquidity and Capital Resources

        Our operating activities generated cash of $483,546 during the three months ended March 31, 2007 as compared to cash generated of $1,086,338 in the three months ended March 31, 2006. The cash generated from operations during the first three months of 2007 was principally from our profitable operations from the period of $653,143, a decrease in accounts receivable of $237,663, offset by an increase in prepaid expenses of $428,175.

        Cash used in investing activities was $112,569 during the first three months of 2007 as compared to $20,183 during the first three months of 2006. Our investing activities consisted of purchases of software and equipment. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We also anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

        We generated cash in financing activities of $732 during the first three months of fiscal 2007 as compared to cash generated of $436,390 during the first three months of fiscal 2006. The cash generated in financing activities during the first three months of 2007 was principally from exercises of stock options by employees. The cash generated in financing activities during the first three months of 2006 was principally from proceeds on the note receivable from MediVision of $583,484, offset by repayments of the debt to Laurus of $147,094.

        On March 31, 2007 our cash and cash equivalents were $6,535,566. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and selling and marketing related expenses for existing products.

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

                The advanced funds will be recovered as we purchase new digital imaging systems in accordance with the specified quotas. The quotas mandate that we purchase a minimum amount of the new digital imaging systems each year. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire agreement. The quotas for 2007, 2008, 2009, and 2010 are 50, 70, 80, and 90 units, respectively, and will be at least 95 units for each year thereafter. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quotas.

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

        Under this Agreement, excluding intellectual property rights, neither party is entitled to damages as a result of loss of use, sales or profits, or any special, indirect, incidental, or consequential loss or damage. Moreover, MediVision will not be liable to us in connection with any patent infringement claim in certain instances whereby (1) the new digital imaging system is combined with another device not manufactured by MediVision, (2) the new digital imaging system is used in way other than for which it was designed, and (3) the new digital imaging system is modified by OIS or a third party.

Subsequent Events

Material Agreement

On April 19, 2007, we entered into an addendum to the License and Distribution Agreement with MediVision whereby we agreed to extend certain deadlines as specified in the original Agreement and provide additional financing for the engineering of the Electro-Optical Unit in the form of a loan to MediVision in an aggregate amount of up to $800,000, represented by a promissory note. We will provide portions of the loan in various monthly sums as needed in accordance with the budget and schedule beginning in April 2007 for amounts budgeted from January 2007 through December 2007.

        The Loan will incur interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made 24 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under the Addendum or the related Promissory Note or Security Agreement, the principal and interest outstanding on the Loan will become immediately due and payable.

        The Loan is secured by shares of our common stock, owned by MediVision. The amount of shares pledged under the Loan will be calculated as the amount of the Loan, divided by the average closing price of our common stock for the ten business days prior to April 19, 2007, discounted by 25%.

        If MediVision defaults on its repayment obligation as specified in the Addendum, we may seek repayment by foreclosing on the shares pledged as collateral or alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the Loan, which is in default at the time we exercise this option, multiplied by 25%.

        During the period in which we provide this loan, we will be entitled to certain additional rights, including monthly progress reports, inspection of the facilities where the work is conducted on the Electro-Optical Units upon reasonable notice, testing prototypes of the Electro-Optical Units, and various decision-making powers such as changes to personnel and subcontractors.

Off-Balance Sheet Arrangements

        We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institutions by MediVision and secured by us as of March 31, 2007 is approximately $2,000,000.

ITEM 3.	CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.

        During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 5.	EXHIBITS AND REPORTS

31.1 — Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

31.2 — Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32 — Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

* Filed herewith.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Date: May 11, 2007

	By:	/s/ Gil Allon

	Name:	Gil Allon,
	Title:	Chief Executive Officer

	By:	/s/ Ariel Shenhar

	Name:	Ariel Shenhar,
	Title:	Chief Financial Officer