Form 10QSB
period 2007-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2007-08-07
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, 16,813,496 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes     No

OPHTHALMIC IMAGING SYSTEMS

FORM 10-QSB

FOR THE QUARTER ENDED June 30, 2007

i

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Balance Sheet
June 30, 2007
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$5,901,821
Accounts receivable, net	3,016,077
Accounts receivable from related party	260,664
Note receivable from related party	593,941
Inventories, net	812,158
Prepaid expenses and other current assets	347,223
Deferred tax asset	1,340,500

Total current assets	12,272,384

Furniture and equipment, net of accumulated
depreciation and amortization of $489,160	437,770
Restricted cash	163,809
Licensing agreement	273,808
Prepaid products	310,000
Other assets	174,702

Total assets	$13,632,473

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$603,120
Accrued liabilities	1,730,861
Deferred extended warranty revenue	1,556,997
Customer deposits	145,296
Lease payable- current portion	8,373

Total current liabilities	4,044,647

Noncurrent liabilities:
Line of credit	150,000

Total liabilities	4,194,647

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
16,547,664 issued and outstanding	16,426,026
Accumulated deficit	(6,988,200)

Total stockholders' equity	9,437,826

Total liabilities and stockholders' equity	$13,632,473

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Condensed Statements of Income

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net revenues	$3,617,633	$3,817,196	$7,778,013	$7,467,890
Cost of sales	1,585,473	1,691,077	3,314,019	3,255,234

Gross profit	2,032,160	2,126,119	4,463,994	4,212,656
Operating expenses:
Sales and marketing	788,670	806,754	1,676,004	1,651,173
General and administrative	434,434	401,866	955,462	768,900
Research and development	392,292	396,341	800,820	762,248

Total operating expenses	1,615,396	1,604,961	3,432,286	3,182,321

Income from operations	416,764	521,158	1,031,708	1,030,335
Interest and other income (expense), net	64,686	14,136	107,324	(10,165)

Net income before income taxes	481,450	535,294	1,139,032	1,020,170
Income taxes	(23,743)		(28,182)

Net income	$457,707	$535,294	$1,110,850	$1,020,170

Shares used in the calculation of basic
net income per share	16,547,664	16,087,041	16,528,171	15,988,102
Basic net income per share	$0.03	$0.03	$0.07	$0.06

Shares used in the calculation of diluted
net income per share	17,995,485	17,750,871	18,176,171	17,622,920
Diluted net income per share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2007	2006
Operating activities:
Net income	$1,110,850	$1,020,170
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	86,665	32,986
Compensation Expense	15,424	12,853
Loss on disposal of equipment	(1,070)	--
Non-cash interest charge	--	1,994
Net (increase) decrease in current assets other
than cash and cash equivalents	(683,199)	424,369
Net decrease in other assets		(10,302)
Net (decrease) increase in current liabilities other
than short-term borrowings	(309,494)	160,848

Net cash provided by operating activities	219,176	1,642,918

Investing activities:
Acquisition of furniture and equipment	(132,812)	(66,489)

Financing activities:
Principal payments on notes payable	(6,664)	(147,094)
Advance to related parties	(497,260)	--
Proceeds from note receivable from related parties	--	583,484
Proceeds from exercise of options	155,524	2,194

Net cash (used in) provided by financing activities	(348,400)	436,023

Net (decrease) increase in cash and equivalents	(262,036)	2,012,452
Cash and equivalents, beginning of the period	6,163,857	3,940,706

Cash and equivalents, end of the period	$5,901,821	$5,953,158

Supplemental schedule of noncash financing activities:
Conversion of notes payable to common stock	$--	$688,067
Conversion of interest to common stock	$--	$1,994
Addition to receivable from
Related party in exchange for inventory and
other noncash transactions, net	$208,799	$192,847

Supplemental schedule of cash flow information:
Cash paid for interest	$1,403	$6,345
Cash paid for taxes	$166,350	$78,248

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements

Three and Six Month Periods ended June 30, 2007 and 2006

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of June 30, 2007, condensed statements of income for the three and six month periods ended June 30, 2007 and 2006 and the condensed statements of cash flows for the six month period ended June 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2006 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income
per share	$457,707	$535,294	$1,110,850	$1,020,170

Denominator for basic net income per share:
Weighted average shares	16,547,664	16,087,041	16,528,171	15,988,102
Effect of dilutive:
Employee/director stock options	1,447,821	1,663,830	1,648,000	1,634,818

Dilutive potential common shares	1,447,821	1,663,830	1,648,000	1,634,818

Denominator for diluted net income per share	17,995,485	17,750,871	18,176,171	17,622,920

Basic net income per share	$0.03	$0.03	$0.07	$0.06

Diluted net income per share	$0.03	$0.03	$0.06	$0.06

As of June 30, 2007 and June 30, 2006 there were 8,000 and 21,500 options and warrants, respectively whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

Note 3.	Related Party Transactions

MediVision

On July 20, 2005 our Board of Directors authorized us to guarantee and/or provide security interests in our assets for certain of MediVision’s loans with United Mizrahi Bank Ltd. We entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses).

Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture.

The amount owed to United Mizrahi Bank by MediVision and secured by us as of June 30, 2007 was approximately $2,000,000.

On April 19, 2007, we and MediVision entered into a promissory note, security agreement, and addendum to the license and distribution agreement as described below, in order to provide additional financing for the engineering of the Electro-Optical Unit. We shall loan to MediVision up to the sum of $800,000. Funds will be distributed in various monthly sums as needed in accordance with the budget and schedule attached to the Addendum, beginning in April 2007 for amounts budgeted from January 2007 through December 2007. The loan will incur interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 24 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under the addendum or the related Promissory Note or Security Agreement, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of our common stock, owned by MediVision.

The amount of shares pledged under the loan is calculated using the amount of loan given to MediVision divided by $1.83, the average closing price of our common stock for the ten business days prior to April 19, 2007, less a 25% discount. If MediVision defaults on its repayment obligation as specified in the addendum, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time we exercise this option, multiplied by 25%.

As of June 30, 2007, we had paid MediVision $493,580 and MediVision pledged as collateral 269,716 shares of our stock based on the calculated fixed share price of $1.83.

As of June 30, 2007, MediVision owns approximately 56% of our outstanding common stock.

On June 28, 2006, we and MediVision entered a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73,808 of research and development advances made in previous periods. Additionally, we are obligated to pay advances totaling $460,000 based on the completion of certain phases of development of the new digital imaging system and the completion of certain documents, and granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. On June 20, 2007, we paid $150,000 based on the completion of the second milestone in the agreement.

The advanced funds will be recovered as we purchase new digital imaging systems in accordance with the specified quotas. The quota mandates that we purchase a minimum amount of the new digital imaging systems each year. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire agreement. The quotas for 2007, 2008, 2009, and 2010 are 50, 70, 80, and 90 units, respectively, and will be at least 95 units for each year thereafter. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quota. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement upon sale of the first product.

On April 19, 2007, we and MediVision entered into an addendum to the license and distribution agreement in order to extend various dates and deadlines as specified in the original agreement. As long as we continue to make loan payments to MediVision as described above, MediVision shall provide to us monthly reports regarding the progress of performance of the tasks and the use of the loan proceeds. We also have rights, upon reasonable notice, to visit and inspect all facilities at which any tasks relating to the products are performed by MediVision and/or third parties and to test prototypes of the Electro-Optical Unit. We also have the right to make decisions regarding the performance of the engineering of the Electro-Optical Unit pursuant to the budget and schedule, including decisions concerning changes to personnel involved in the engineering, changes in the subcontractors used, and the use of the proceeds from the loan for the engineering and manufacture of the Electro-Optical Unit.

At June 30, 2007, we had recorded a net amount due from MediVision of approximately $211,000 for products.

Sales to MediVision during the three and six months ended June 30, 2007 totaled approximately $208,000 and $310,000, respectively. Sales to MediVision during the three and six months ended June 30, 2006 totaled approximately $57,000 and $147,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on volume discounts similar to those available to other resellers and distributors of the Company’s products.

During the three and six month period ended June 30, 2007, we paid approximately $342,000 and $669,000, respectively, to MediVision for research and development performed by MediVision on our behalf. During the three and six month period ended June 30, 2006, we paid approximately $238,000 and $476,000, respectively, to MediVision for research and development performed by MediVision on our behalf.

CCS Pawlowski

At June 30, 2007, we recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $50,000 for products and services. Sales to CCS Pawlowski during the three and six months ended June 30, 2007 totaled approximately $61,000 and $146,000, respectively. Sales to CCS Pawlowski during the three and six months ended June 30, 2006 totaled approximately $158,000 and $212,000, respectively.

MediStrategy Ltd.

We have a service agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, a former Director of the Company, serving on the Board until December 2004. Under the terms of the agreement, MS provides services to us primarily in the business development field in ophthalmology, including business cooperation, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, we agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company’s Chairman of the Board. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000. During the year ended December 31, 2005, MS earned fees of $42,400. MS paid out $30,400 out of the $42,400 and the remainder remains accrued in other accrued liabilities, and not yet paid, as of June 30, 2007. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of June 30, 2007.

Jonathan Adereth

Starting January 2005, Jonathan Adereth, a former director, serves as a consultant to management. We agreed to the following in connection with his service as a consultant. (i) to pay to Mr. Adereth, a monthly retainer of $2,000, (ii) to pay to Mr. Adereth a daily fee of $500 for physical attendance in meetings, and (iii) to reimburse Mr. Adereth for reasonable expenses incurred in connection with his services as a consultant to management.

Note 4.	Share Based Compensation

At June 30, 2007, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

There were no new stock option plans approved during the three and six months ended June 30, 2007.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,222,699	$0.65	7.03	$5,890,152
Granted	8,000	$2.83	9.69	--
Exercised	(305,500)	$0.51	--	--
Forfeited/Expired	(51,333)	$1.17	--	--
Outstanding at June 30, 2007	1,873,866	$0.67	6.6	$2,492,242
Exercisable at June 30, 2007	1,611,241	$0.55	6.35	$2,336,299

We use the Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123. The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes-Merton option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black – Scholes-Merton option pricing model and the following weighted average assumptions:

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Dividend Yield	None	None
Expected volatility	60.01%	60.01%
Risk-free interest rate	5.21	5.21
Expected term (years)	9.21	9.21

The Company recorded an incremental $8,000 and $15,000 of stock-based compensation expense during the three and six months ended June 30, 2007, respectively.

As of June 30, 2007, the Company had $28,848 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2009. The total fair value of options vested during the three and six month periods ended June 30, 2007 was $7,712 and $15,424, respectively. Cash received from stock option exercises for the three and six month periods ended June 30, 2007 was $154,617 and $155,524, respectively.

There were 0 and 8,000 options granted for the three and six month periods ended June 30, 2007. The total intrinsic value of options exercised during the three and six month periods ended June 30, 2007 was $479,509 and $482,362, respectively.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2007	2006	2007	2006
Warranty balance at beginning of period	$446,638	$562,950	$395,575	$614,500

Reductions for warranty services provided	(56,688)	(84,250)	(105,625)	(146,500)
Changes for accruals in current period	(49,675)	23,400	50,325	34,100

Changes for accruals for pre-existing warranties	--	--	--	--

Warranty balance at end of period	$340,275	$502,100	$340,275	$502,100

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

        At June 30, 2007, we had stockholders’ equity of $9,437,826 and our current assets exceeded our current liabilities by $8,227,737.

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

Revenue Recognition

        Our revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements,” American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” SOP 98-9, “Modification of SOP 97-2,” with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

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

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109". FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007. The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on our provision for income taxes for the three and six months ended June 30, 2007.  Upon adoption as of January 1, 2007, we had no derecognition adjustments to our existing reserves for uncertain tax positions.

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

Results of Operations

Revenues

        Our revenues for the three months ended June 30, 2007 were $3,617,633, representing a 5% decrease from revenues of $3,817,196 for the three months ended June 30, 2006. The decrease in revenues between the quarters is due to a decrease of product sales in the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease in product sales was due to the impact of a large contract in the three months ended June 30, 2006. Our revenues for the six months ended June 30, 2007 were $7,778,013, representing a 4% increase from revenues of $7,467,890 for the six months ended June 30, 2006. The increase in revenues for the six months ended June 30, 2007 is due to higher revenues generated from service sales.

        Products accounted for approximately 80% and 84% of our revenue for the second quarters of 2007 and 2006, respectively. Products accounted for approximately 82% and 86% of our revenue for the six months ended June 30, 2007 and 2006, respectively. Service revenues for these products accounted for approximately 20% and 16% of our revenue for the second quarters of 2007 and 2006, respectively. Service revenues for these products accounted for approximately 18% and 14% of our revenue for the six months ended June 30 2007 and 2006, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of the contracts. This education process has been ongoing for the last five years and the service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the three and six months ended June 30, 2007 was comprised mostly of service contract revenue and the rest consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty.

        Revenues from sales of our products to related parties were approximately $269,000 and $215,000 during the three month periods ended June 30, 2007 and June 30, 2006, respectively. Revenues from sales of our products to related parties were approximately $456,000 and $359,000 during the six month periods ended June 30, 2007 and June 30, 2006, respectively.

Gross Margins

        Gross margins were approximately 56% during the three month period ended June 30, 2007 and June 30, 2006. Gross margins were approximately 57% during the six month period ended June 30, 2007 as compared to 56% for the six month period ended June 30, 2006. Gross margins increased slightly due to product mix.

Sales and Marketing Expenses

        Sales and marketing expenses accounted for approximately 22% of total revenues during the second quarter of fiscal 2007 as compared to approximately 21% during the second quarter of fiscal 2006. Actual expenses decreased to $788,670 during the second quarter of 2007 versus $806,754 during the second quarter of 2006, representing a decrease of $18,084 or 2%. Sales and marketing expenses accounted for approximately 22% of total revenues during the first six months of fiscal 2007 and fiscal 2006. Actual expenses increased to $1,676,004 during the first six months of 2007 versus $1,651,173 during the first six months of 2006, representing an increase of $24,831 or 2%.

General and Administrative Expenses

        General and administrative expenses were $434,434 in the second quarter of fiscal 2007 and $401,866 in the second quarter of fiscal 2006, representing an increase of $32,568 or 8%. Such expenses accounted for approximately 12% and 11% of revenues during the second quarters of 2007 and 2006, respectively. General and administrative expenses were $955,462 in the first six months of fiscal 2007 and $768,900 in the first six months of fiscal 2006, representing an increase of $186,562 or 24%. Such expenses accounted for approximately 12% and 10% of revenues during the first six months of 2007 and 2006, respectively. The increase was primarily due to a steady amount of legal expenses during the second quarter of 2007 compared to an abnormally low amount of legal expenses accounted for during the second quarter of 2006 due to the reimbursement of legal fees we received related to the JDI lawsuit.

Research and Development Expenses

        Research and development expenses were $392,292 in the second quarter of fiscal 2007 and $396,341 in the second quarter of fiscal 2006, representing a decrease of $4,049 or 1%. Such expenses accounted for approximately 11% of revenues during the second quarter of 2007 and 10% of revenues during the second quarter of 2006. Research and development expenses were $800,820 in the first six months of fiscal 2007 and $762,248 in the first six months of fiscal 2006, representing an increase of $38,572 or 5%. Such expenses accounted for approximately 10% of revenues during the first six months of 2007 and 2006. The increase resulted from our continued research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development activities.

Interest and other income (expense), net

        Interest and other income (expense) were $64,686 during the second quarter of fiscal 2007 versus $14,136 during the second quarter of fiscal 2006. For the six months ended June 30, 2007 and 2006, interest and other income (expense) were $107,324 and ($10,165), respectively. The increase is primarily due to an increase in our interest income resulting from our increased cash balance.

Income Taxes

        Income tax expense was $23,743 during the second quarter of fiscal 2007 versus $0 during the second quarter of fiscal 2006. Income tax expense was $28,182 and $0 during the first six months of 2007 and 2006, respectively.

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

Net Income

        We recorded net income of $457,707, or $0.03 per share basic and diluted earnings, for the second quarter ended June 30, 2007 as compared to net income of $535,294 or $0.03 per share basic and diluted earnings for the second quarter ended June 30, 2006. We recorded net income of $1,110,850, or $0.07 and $0.06 per share basic and diluted earnings, respectively, for the six months ended June 30, 2007 as compared to net income of $1,020,170 or $0.06 per share basic and diluted earnings for the six months ended June 30, 2006.

Balance Sheet

        Our assets increased by $2,993,510 as of June 30, 2007 as compared to June 30, 2006. This increase was primarily due to an increase in accounts receivable of $1,334,940, note receivable to MediVision of $593,941, inventory of $90,842, prepayments to vendors of $102,123, capital equipment of $296,479, deferred tax asset of $216,500, and prepaid products related to the new digital imaging system that MediVision is working on of $310,000.

        Our liabilities decreased by $94,841 mainly because we repaid the note payable to MediVision of $212,265, a decrease of customer deposits of $493,006, offset by an increase in accounts payable of $169,932 and deferred warranty revenue of $517,774.

        Our stockholders’ equity increased by $3,088,351 primarily due to net income from the previous 12 months of $2,341,439, and the increase in common stock of $746,911 due to the exercise of employee stock options, primarily one employee that resigned in the quarter.

Liquidity and Capital Resources

        Our operating activities generated cash of $219,176 during the six months ended June 30, 2007 as compared to cash generated of $1,642,918 in the six months ended June 30, 2006. The cash generated from operations during the first six months of 2007 was principally from our profitable operations from the period of $1,110,850, an increase in deferred warranty revenue of $306,104, offset by an increase in deferred tax asset of $168,500, an increase in prepaid expenses of $166,479, an increase in accounts receivable from related parties of $196,689, a decrease in accrued liabilities of $288,013, a decrease in accounts payable of $162,115, and an increase in other assets of $235,966 primarily consisting of an increase in prepaid products.

        Cash used in investing activities was $132,812 during the first six months of 2007 as compared to $66,489 during the first six months of 2006. Our investing activities consisted of purchases of software and equipment. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We also anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

        We used cash in financing activities of $348,400 during the first six months of fiscal 2007 as compared to cash generated of $436,023 during the first six months of fiscal 2006. The cash used in financing activities during the first six months of 2007 was principally from the repayments made to MediVision for a note payable in the amount of ($497,260), offset by proceeds from the exercise of stock options by employees of $155,524. The cash generated in financing activities during the first six months of 2006 was principally from proceeds on the note receivable from MediVision of $583,484, offset by repayments of the debt to Laurus of $147,094.

        On June 30, 2007 our cash and cash equivalents were $5,901,821. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and selling and marketing related expenses for existing products.

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

Material Agreement

        On June 28, 2006, we and MediVision entered a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73,808 of research and development advances made in previous periods. Payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement. Additionally, we are obligated to pay advances totaling $460,000 based on the completion of certain phases of development of the new digital imaging system and the completion of certain documents. We also granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein and a license to use our patents to develop the new digital imaging system and fulfill its obligations under this Agreement. Our foregoing appointment as an exclusive distributor is conditional upon the payment of the advance and MediVision’s successful completion of the engineering, mass manufacture, and supply of the new digital imaging system, which has specifically dedicated features for the retinal market, in accordance with the technical specifications contained in the agreement. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. On June 20, 2007, we paid $150,000 based on the completion of the second milestone in the agreement.

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

        On April 19, 2007, we and MediVision entered into a promissory note, security agreement, and addendum to the license and distribution agreement as described below, in order to provide additional financing for the engineering of the Electro-Optical Unit. We shall loan to MediVision up to the sum of $800,000. Payments will be made in various monthly sums as needed in accordance with the budget and schedule attached to the Addendum, beginning in April 2007 for amounts budgeted from January 2007 through December 2007. The loan will incur interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 24 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under the addendum or the related Promissory Note or Security Agreement, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of our common stock, owned by MediVision.

        The amount of shares pledged under the loan is calculated using the amount of loan given to MediVision divided by the average closing price of our shares of stock in the ten business days prior to April 19, 2007, less a 25% discount. This was calculated to be $1.83. If MediVision defaults on it’s repayment obligation as specified in the addendum, we may seek repayment by foreclosing on the shares pledged as collateral or alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time we exercise this option, multiplied by 25%.

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

        On April 19, 2007, we and MediVision entered into an addendum to the license and distribution agreement in order to extend various dates and deadlines as specified in the original agreement. As long as we continue to make loan payments to MediVision as described above, MediVision shall provide to us monthly reports regarding the progress of performance of the tasks and the use of the loan proceeds. We also have rights, upon reasonable notice, to visit and inspect all facilities at which any tasks relating to the products are performed by MediVision and/or third parties and to test prototypes of the Electro-Optical Unit. We also have the right to make decisions regarding the performance of the engineering of the Electro-Optical Unit pursuant to the budget and schedule, including decisions concerning changes to personnel involved in the engineering, changes in the subcontractors used, and the use of the proceeds from the loan for the engineering and manufacture of the Electro-Optical Unit.

Off-Balance Sheet Arrangement

        We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institution by MediVision and secured by us as of June 30, 2007 is approximately $2,000,000.

ITEM 3.    CONTROLS AND PROCEDURES

        As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.

        During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        On May 11, 2007, we filed a civil action in the Superior Court of California for the County of Sacramento against our former president Steven Verdooner.  The complaint alleges against Verdooner claims of breach of fiduciary duty, intentional interference with contract, and intentional interference with prospective economic advantage. The complaint requests total damages against Verdooner in excess of $7,000,000.  Discovery has begun and no trial date has been set yet.

ITEM 6.	EXHIBITS AND REPORTS

31.1 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

31.2 - Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32 - Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Date: August 7, 2007
	By:	/s/ Gil Allon

	Name:	Gil Allon,
	Title:	Chief Executive Officer

	By:	/s/ Ariel Shenhar

	Name:	Ariel Shenhar,
	Title:	Chief Financial Officer