Form 10QSB
period 2007-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2007-11-14
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 1-11140

OPHTHALMIC IMAGING SYSTEMS

(Exact name of small business issuer as specified in its charter)

California	94-3035367
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

221 Lathrop Way, Suite I, Sacramento, CA 95815
(Address of principal executive offices)

(916) 646-2020
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No ☒

As of November 14, 2007, 16,833,496 shares of common stock, no par value, were outstanding.

Transitional Small Business Disclosure Format:  Yes  ☐   No   ☒

OPHTHALMIC IMAGING SYSTEMS

FORM 10-QSB

FOR THE QUARTER ENDED September 30, 2007

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Balance Sheet
September 30, 2007
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 5,082,231
Accounts receivable, net	3,234,660
Accounts receivable from related party	314,929
Note receivable from related party	914,475
Inventories, net	632,798
Prepaid expenses and other current assets	298,314
Deferred tax asset	1,424,750
Total current assets	11,902,157
Furniture and equipment, net of accumulated
depreciation and amortization of $533,950	443,308
Restricted cash	166,381
Licensing agreement	273,808
Prepaid products	310,000
Capitalized Merger Costs	321,531
Other assets	88,737
Total assets	$ 13,505,922

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 539,558
Accrued liabilities	1,392,148
Deferred extended warranty revenue	1,536,102
Customer deposits	73,449
Lease payable- current portion	8,969
Total current liabilities	3,550,226

Noncurrent liabilities:
Line of credit	150,000
Lease payable, less current portion	8,413
Total liabilities	3,708,639

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
16,833,496 issued and outstanding	16,441,858
Accumulated deficit	(6,644,575)
Total stockholders' equity	9,797,283
Total liabilities and stockholders' equity	$ 13,505,922
The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Income
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net revenues	$ 3,156,681	$ 3,927,257	$ 10,934,694	$ 11,395,147
Cost of sales	1,337,237	1,709,611	4,651,256	4,964,845
Gross profit	1,819,444	2,217,646	6,283,438	6,430,302
Operating expenses:
Sales and marketing	780,249	825,023	2,456,253	2,476,196
General and administrative	349,729	425,448	1,305,192	1,194,348
Research and development	368,788	413,302	1,169,607	1,175,550
Total operating expenses	1,498,766	1,663,773	4,931,052	4,846,094
Income from operations	320,678	553,873	1,352,386	1,584,208
Interest and other income (expense), net	46,304	39,328	153,628	29,163
Net income before income taxes	366,982	593,201	1,506,014	1,613,371
Income taxes (expense) benefit	(23,358)	13,632	(51,540)	13,632

Net income	$ 343,624	$ 606,833	$ 1,454,474	$ 1,627,003

Shares used in the calculation of basic
net income per share	16,827,122	16,102,997	16,627,821	16,026,730

Basic net income per share	$ 0.02	$ 0.04	$ 0.09	$ 0.10

Shares used in the calculation of diluted
net income per share	17,925,671	17,862,301	18,092,671	17,701,767

Diluted net income per share	$ 0.02	$ 0.03	$ 0.08	$ 0.09

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems

Condensed Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2007	2006

Operating activities:
Net income	$ 1,454,474	$ 1,627,003
Adjustments to reconcile net income to net cash (used in)
provided by operating activities
Depreciation and amortization	131,456	52,212
Compensation Expense	23,136	16,958
Loss on disposal of equipment	(1,070)	--
Net (increase) decrease in current assets other
than cash and cash equivalents	(319,016)	163,035
Capitalized Merger Costs	(321,531)	--
Net (increase) in other assets	(409,617)	(261,072)
Net (decrease) increase in current liabilities other
than short-term borrowings	(795,543)	41,093
Net cash provided by operating activities	(237,711)	1,639,229
Investing activities:
Acquisition of furniture and equipment	(183,141)	(189,533)

Financing activities:
Principal payments on notes payable	(6,625)	(152,262)
Advance to related parties	(817,793)	--
Proceeds from note receivable from related parties	--	486,803
Proceeds from exercise of options	163,644	12,445
Proceeds from line of credit, net	--	150,000
Net cash (used in) provided by financing activities	(660,774)	496,986
Net (decrease) increase in cash and equivalents	(1,081,626)	1,946,682
Cash and equivalents, beginning of the period	6,163,857	3,940,706
Cash and equivalents, end of the period	$ 5,082,231	$ 5,887,388

Supplemental schedule of noncash financing activities:
Conversion of notes payable to common stock	$ --	$ 688,067
Conversion of interest to common stock	$ --	$ 1,994
Addition (Reduction) to receivable from
Related party in exchange for inventory and
other noncash transactions, net	$ 298,248	$ (50,469)

Supplemental schedule of cash flow information:
Cash paid for interest	$ 1,647	$ 6,740
Cash paid for taxes	$ 193,285	$ 117,660

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements

Three and Nine Month Periods ended September 30, 2007 and 2006
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of September 30, 2007, condensed statements of income for the three and nine month periods ended September 30, 2007 and 2006 and the condensed statements of cash flows for the nine month period ended September 30, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2006 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net income per share	$ 343,624	$ 606,833	$ 1,454,474	$ 1,627,003

Denominator for basic net income per share:
Weighted average shares	16,827,122	16,102,997	16,627,821	16,026,730

Effect of dilutive:
Employee/director stock options	1,098,548	1,759,304	1,464,850	1,675,037
Dilutive potential common shares	1,098,548	1,759,304	1,464,850	1,675,037

Denominator for diluted net income per share	17,925,671	17,862,301	18,092,671	17,701,767
Basic net income per share	$ 0.02	$ 0.04	$ 0.09	$ 0.10

Diluted net income per share	$ 0.02	$ 0.03	$ 0.08	$ 0.09

As of September 30, 2007 there were 402,000 options and warrants whose exercise price exceeded the average market price of the stock and have been excluded from this computation. There were no such options and warrants excluded as of September 30, 2006.

Note 3.

Related Party Transactions –

MediVision

On July 20, 2005 our Board of Directors authorized us to guarantee and/or provide security interests in our assets for certain of MediVision's loans with United Mizrahi Bank Ltd. We entered into a Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses).

Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture.

The amount owed to United Mizrahi Bank by MediVision and secured by us as of September 30, 2007 was approximately $2,000,000.

On April 9, 2007, we and MediVision entered into a promissory note, security agreement, and addendum to the license and distribution agreement as described below, in order to provide additional financing for the engineering of the Electro-Optical Unit. We loaned MediVision $800,000, distributed in various monthly sums as needed in accordance with the budget and schedule attached to the Addendum, beginning in April 2007 for amounts budgeted from January 2007 through December 2007. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 24 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under the addendum or the related Promissory Note or Security Agreement, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of our common stock, owned by MediVision.

The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $1.83, the average closing price of our common stock for the ten business days prior to April 9, 2007, less a 25% discount. If MediVision defaults on its repayment obligation as specified in the addendum, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time we exercise this option, multiplied by 25%.

On September 25, 2007, we and MediVision entered into a second addendum to the license and distribution agreement as described below, in order to provide additional financing for the engineering of the Electro-Optical Unit. This addendum amends the License and Distribution Agreement entered into on June 28, 2006 (as described below) and amended the First Addendum dated April 9, 2007 (as described below). Under this second addendum, we agreed to increase the loan amount from an aggregate amount of $800,000 to an aggregate amount of up to $1,100,000.

This addendum also contains the following provisions in connection with the Revised Loan, (1) the number of MediVision’s shares of the Company’s stock acting as collateral for the Revised Loan will be recalculated as set forth in the Second Addendum, (2) the formula to calculate the Company’s right to exercise an option in the MV Patent Rights (as described in the License and Distribution Agreement below, as amended) will be changed in accordance with the Revised Loan amount and as set forth in the Second Addendum, and (3) certain increases to the number of advance order units and certain options thereto.

The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $1.02, the average closing price of our common stock for the ten business days prior to September 25, 2007, less a 25% discount.

As of September 30, 2007, we had paid MediVision $800,000 and MediVision pledged as collateral 784,314 shares of our stock based on the calculated fixed share price of $1.02.

As of September 30, 2007, MediVision owns approximately 56% of our outstanding common stock.

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

On April 9, 2007, we and MediVision entered into an addendum to the license and distribution agreement in order to extend various dates and deadlines as specified in the original agreement. As long as we continue to make loan payments to MediVision as described above, MediVision shall provide to us monthly reports regarding the progress of performance of the tasks and the use of the loan proceeds. We also have rights, upon reasonable notice, to visit and inspect all facilities at which any tasks relating to the products are performed by MediVision and/or third parties and to test prototypes of the Electro-Optical Unit. We also have the right to make decisions regarding the performance of the engineering of the Electro-Optical Unit pursuant to the budget and schedule, including decisions concerning changes to personnel involved in the engineering, changes in the subcontractors used, and the use of the proceeds from the loan for the engineering and manufacture of the Electro-Optical Unit.

On September 25, 2007, we and MediVision entered into an addendum to the license and distribution agreement in order to provide additional financing for the engineering of the Electro-Optical Unit, and to revise terms related to the agreement. If MediVision defaults on its repayment obligation as specified in the addendum, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding and in default at the time we exercise this option, divided by 1,100,000, multiplied by 34.375%.

During the quarter, we also entered into a non-binding agreement to acquire MediVision. Under the terms of the proposed acquisition, MediVision’s outstanding shares will be converted into shares of OIS common stock at a yet to be determined conversion ratio. Outstanding options and warrants to purchase MediVision shares will be converted into options or warrants to purchase shares of OIS Common Stock. Once the acquisition is completed, MediVision will operate as our wholly owned subsidiary. We have capitalized the direct costs associated with the merger. To date, these costs have accumulated to approximately $322,000.

At September 30, 2007, we recorded a net amount due from MediVision of approximately $300,000 for products.

Sales to MediVision during the three and nine months ended September 30, 2007 totaled approximately $50,000 and $361,000, respectively. Sales to MediVision during the three and nine months ended September 30, 2006 totaled approximately $64,000 and $211,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on volume discounts similar to those available to other resellers and distributors of the Company’s products.

During the three and nine month period ended September 30, 2007, we paid approximately $319,000 and $981,000, respectively, to MediVision for research and development performed by MediVision on our behalf. During the three and nine month period ended September 30, 2006, we paid approximately $285,000 and $761,000, respectively, to MediVision for research and development performed by MediVision on our behalf.

CCS Pawlowski

At September 30, 2007, we recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $15,000 for products and services. Sales to CCS Pawlowski during the three and nine months ended September 30, 2007 totaled approximately ($4,000) and $142,000, respectively. Sales to CCS Pawlowski during the three and nine months ended September 30, 2006 totaled approximately $63,000 and $275,000, respectively.

MediStrategy Ltd.

We have a service agreement with MediStrategy Ltd. ("MS"), an Israeli company owned by Noam Allon, a former Director of the Company, serving on the Board until December 2004. Under the terms of the agreement, MS provides services to us primarily in the business development field in ophthalmology, including business cooperation, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, we agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company's Chairman of the Board. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of September 30, 2007. During the first nine months of 2007, MS earned fees of $36,000. This amount remains accrued, but not paid as of September 30, 2007.

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

Note 4.

Share Based Compensation

At September 30, 2007, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

There were no new stock option plans approved during the three and nine months ended September 30, 2007.
A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,222,699	$0.65	7.03	$5,890,152
Granted	8,000	$2.83	9.44	--
Exercised	(325,500)	$0.50	--	--
Forfeited/Expired	(120,983)	$0.93	--	--
Outstanding at September 30, 2007	1,784,216	$0.67	6.34	$1,480,899
Exercisable at September 30, 2007	1,575,841	$0.58	6.14	$1,449,773

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

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black – Scholes-Merton option pricing model and the following weighted average assumptions:

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Dividend Yield	None	None
Expected volatility	60.01%	60.01%
Risk-free interest rate	4.27	5.21
Expected term (years)	9.21	9.21

The Company recorded an incremental $8,000 and $23,000 of stock-based compensation expense during the three and nine months ended September 30, 2007, respectfully.

As of September 30, 2007, the Company had $21,135 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2009. The total fair value of options vested during the three and nine month periods ended September 30, 2007 was $7,712 and $23,136, respectively. Cash received from stock option exercises for the three and nine month periods ended September 30, 2007 was $8,120 and $163,644, respectively.

There were no options granted for the three month period ended September 30, 2007. There were 8,000 options granted for the nine month periods ended September 30, 2007. The total intrinsic value of options exercised during the three and nine month periods ended September 30, 2007 was $25,880 and $508,242, respectively.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2007	2006	2007	2006
Warranty balance at beginning of period	$ 340,275	$ 502,100	$ 395,575	$ 614,500
Reductions for warranty services provided	(69,688)	(87,188)	(175,313)	(233,688)
Changes for accruals in current period	(34,550)	7,725	15,775	41,825
Changes for accruals for pre-existing warranties	--	--	--	--

Warranty balance at end of period	$ 236,038	$ 422,637	$ 236,038	$ 422,637

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

At September 30, 2007, we had stockholders’ equity of $9,797,283 and our current assets exceeded our current liabilities by $8,351,931.

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

Historically, we estimated the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. In the third quarter of 2007, we reduced the specific reserve accrual for the archiving issues by $79,550. The Company expects no further exposure related to this specific archiving issue.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement 109”. FIN 48 establishes a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement classification, interest and penalties, accounting in interim periods, disclosure and transition. We adopted FIN 48 as of January 1, 2007. The provisions of FIN 48 have been applied to all tax positions of the Company as of January 1, 2007.  There was no cumulative effect of applying the provisions of FIN 48 and there was no significant effect on our provision for income taxes for the three and nine months ended September 30, 2007.  Upon adoption as of January 1, 2007, we had no derecognition adjustments to our existing reserves for uncertain tax positions.

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

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2007 were $3,156,681, representing a 20% decrease from revenues of $3,927,257 for the three months ended September 30, 2006. The decrease in revenues between the quarters is due to a decrease of product sales in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease in product sales was due to the impact of a large contract in the third quarter of 2006. Our revenues for the nine months ended September 30, 2007 were $10,934,694, representing a 4% decrease from revenues of $11,395,147 for the nine months ended September 30, 2006. The decrease in revenues for the nine months ended September 30, 2007 is due to the impact of two large contracts over the second and third quarters of 2006.

Products accounted for approximately 74% and 85% of our revenue for the third quarters of 2007 and 2006, respectively. Products accounted for approximately 79% and 85% of our revenue for the nine months ended September 30, 2007 and 2006, respectively. Service revenues for these products accounted for approximately 26% and 15% of our revenue for the third quarters of 2007 and 2006, respectively. Service revenues for these products accounted for approximately 21% and 15% of our revenue for the nine months ended September 30 2007 and 2006, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of the contracts. This education process has been ongoing for the last five years and the service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the three and nine months ended September 30, 2007 was comprised mostly of service contract revenue and the rest consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty.

Revenues from sales of our products to related parties were approximately $46,000 and $127,000 during the three month periods ended September 30, 2007 and September 30, 2006, respectively. Revenues from sales of our products to related parties were approximately $503,000 and $245,000 during the nine month periods ended September 30, 2007 and September 30, 2006, respectively.

Gross Margins

Gross margins were approximately 58% and 56% during the three month period ended September 30, 2007 and September 30, 2006, respectively. Gross margins were approximately 57% during the nine month period ended September 30, 2007 as compared to 56% for the nine month period ended September 30, 2006. Gross margins increased slightly due to product mix.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 25% of total revenues during the third quarter of fiscal 2007 as compared to approximately 21% during the third quarter of fiscal 2006. Actual expenses decreased to $780,249 during the third quarter of 2007 versus $825,023 during the third quarter of 2006, representing a decrease of $44,774 or 5%. Sales and marketing expenses accounted for approximately 23% and 22% of total revenues during the first nine months of fiscal 2007 and fiscal 2006, respectively. Actual expenses decreased to $2,456,253 during the first nine months of 2007 versus $2,476,196 during the first nine months of 2006, representing a decrease of $19,943 or 1%.

General and Administrative Expenses

General and administrative expenses were $349,729 in the third quarter of fiscal 2007 and $425,448 in the third quarter of fiscal 2006, representing a decrease of $75,719 or 18%. Such expenses accounted for approximately 11% of revenues during the third quarters of 2007 and 2006. The decrease was primarily due to lower legal expenses related to capitalizing direct merger related costs in 2007 versus expensing these costs in 2006. General and administrative expenses were $1,305,192 in the first nine months of fiscal 2007 and $1,194,348 in the first nine months of fiscal 2006, representing an increase of $110,844 or 9%. Such expenses accounted for approximately 12% and 11% of revenues during the first nine months of 2007 and 2006, respectively. The increase was primarily due to a steady amount of legal expenses during the first nine months of 2007 compared to an abnormally low amount of legal expenses accounted for during the first nine months of 2006 due to the reimbursement of legal fees we received related to the JDI lawsuit, offset by capitalizing merger related costs in 2007 versus expensing these costs in 2006.

Research and Development Expenses

Research and development expenses were $368,788 in the third quarter of fiscal 2007 and $413,302 in the third quarter of fiscal 2006, representing a decrease of $44,514 or 11%. Such expenses accounted for approximately 12% of revenues during the third quarter of 2007 and 11% of revenues during the third quarter of 2006. Research and development expenses were $1,169,607 in the first nine months of fiscal 2007 and $1,175,550 in the first nine months of fiscal 2006, representing a decrease of $5,943 or 1%. Such expenses accounted for approximately 11% and 10% of revenues during the first nine months of 2007 and 2006, respectively. The decrease in the third quarter of fiscal 2007 resulted from a decrease in the purchase of prototype parts. Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development activities.

Interest and other income (expense), net

Interest and other income (expense) were $46,304 during the third quarter of fiscal 2007 versus $39,328 during the third quarter of fiscal 2006. For the nine months ended September 30, 2007 and 2006, interest and other income (expense) were $153,628 and $29,163, respectively. The increase is primarily due to an increase in our interest income resulting from our increased average cash balance and our interest on our note receivable from MediVision.

Income Taxes

Income tax expense (benefit) was $23,358 during the third quarter of fiscal 2007 versus ($13,632) during the third quarter of fiscal 2006.

Income tax expense (benefit) was $51,540 and ($13,632) during the first nine months of 2007 and 2006, respectively.

We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. In determining whether we will more likely than not realize the deferred tax asset, we assume that we will be able to use all of our unlimited NOL amounts. We then assess the amount of our future capped net operating losses we will more likely than not be able to use.

Net Income

We recorded net income of $343,624, or $0.02 per share basic and diluted earnings, for the third quarter ended September 30, 2007 as compared to net income of $606,833 or $0.04 and $0.03 per share basic and diluted earnings for the third quarter ended September 30, 2006. We recorded net income of $1,454,474, or $0.09 and $0.08 per share basic and diluted earnings, respectively, for the nine months ended September 30, 2007 as compared to net income of $1,627,003 or $0.10 and $0.09 per share basic and diluted earnings for the nine months ended September 30, 2006.

Balance Sheet

Our assets increased by $2,222,949 as of September 30, 2007 as compared to September 30, 2006. This increase was primarily due to an increase in accounts receivable of $1,444,987, note receivable to MediVision of $820,617, deferred tax asset of $286,076, capitalized merger costs of $321,531, and prepaid products related to the new digital imaging system that MediVision is working on of $150,000, offset by a decrease cash of ($805,156).

Our liabilities decreased by $603,862 primarily due to a decrease of customer deposits of $472,011, a decrease in accounts payable of $261,543, a decrease in accrued salary and commissions of $76,257, a decrease of warranty reserve of $186,600, offset by an increase in deferred warranty revenue of ($453,782).

Our stockholders’ equity increased by $2,826,618 primarily due to net income from the previous 12 months of $2,078,231, and the increase in common stock of $748,387 primarily due to the exercise of warrants by Laurus Master Fund.

Liquidity and Capital Resources

Our operating activities used cash of ($237,711) during the nine months ended September 30, 2007 as compared to cash generated of $1,639,229 in the nine months ended September 30, 2006. The cash used from operations during the first nine months of 2007 was principally from an increase in accounts receivable of ($376,886), an increase in deferred tax asset of ($252,750), capitalization of merger related costs of ($321,531), an increase in prepaid products of ($150,000), a decrease in accounts payable of (261,543), a decrease in customer deposits of ($472,011), a decrease in warranty accrual of ($186,600), offset by our profitable operations from the period of $1,454,474, decrease of inventory of $175,440, and increase in depreciation of $131,456.

Cash used in investing activities was $183,141 during the first nine months of 2007 as compared to $189,533 during the first nine months of 2006. Our investing activities consisted of purchases of software and equipment. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We also anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

We used cash in financing activities of ($660,774) during the first nine months of fiscal 2007 as compared to cash generated of $496,986 during the first nine months of fiscal 2006. The cash used in financing activities during the first nine months of 2007 was principally from an advance made to MediVision in the amount of ($817,793), offset by proceeds from the exercise of stock options by employees of $163,644. The cash generated in financing activities during the first nine months of 2006 was principally from proceeds on the note receivable from MediVision of $486,803, draw on our line of credit of $150,000, offset by repayments of the debt to Laurus Master Fund of $144,579.

On September 30, 2007 our cash and cash equivalents were $5,082,231. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and selling and marketing related expenses for existing products.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Material Agreement –

On September 25, 2007, we entered into a Second Addendum to the License and Distribution Agreement (the “Second Addendum”) with MediVision, our parent company, primarily to provide additional financing for the engineering of the Electro-Optical Unit. This Second Addendum amends the License and Distribution Agreement entered into on June 28, 2006 and amended pursuant to a First Addendum to License and Distribution Agreement dated April 9, 2007 (the “License and Distribution Agreement, as amended”). Under the Second Addendum, we agreed to increase the loan amount set forth in the License and Distribution Agreement, as amended, from an aggregate amount of up to $800,000 to an aggregate amount of up to $1,100,000, to be represented by a revised promissory note (the “Revised Loan”). The Second Addendum also contains the following provisions in connection with the Revised Loan, (1) we and MediVision will execute new versions of the previously issued Promissory Note and Security Agreement that were attached as exhibits to the License and Distribution Agreement, as amended, (2) MediVision’s obligation to repay the Revised Loan will be revised to reflect the increased loan amount, (3) the number of MediVision’s shares of our stock acting as collateral for the Revised Loan will be recalculated as set forth in the Second Addendum (described below), (4) the formula to calculate our right to exercise an option in the MV Patent Rights (as defined in the License and Distribution Agreement, as amended) will be changed in accordance with the Revised Loan amount and as set forth in the Second Addendum, and (5) certain increases to the number of advance order units and certain options thereto.

The Revised Loan will incur interest of 8% per annum. As previously set forth under the License and Distribution Agreement, as amended, repayment will commence on May 1, 2009 and will be made 24 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under the License and Distribution Agreement, as amended, the Second Addendum, or the related Promissory Note or Security Agreement, the principal and interest outstanding on the Revised Loan will become immediately due and payable.

The Revised Loan is secured by shares of our common stock, owned by MediVision. The amount of shares pledged under the Revised Loan is 784,314 shares, calculated as the amount of the Revised Loan, divided by the average closing price of our common stock for the ten business days prior to September 25, 2007 ($1.36), discounted by 25% ($1.36).

As previously set forth under the License and Distribution Agreement, as amended, if MediVision defaults on its repayment obligation as specified in the License and Distribution Agreement, as amended, or the Second Addendum, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option of receiving a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the Revised Loan, which is in default at the time we exercise this option, divided by 1,100,000 multiplied by 34.375%.

We entered into a non-binding agreement to acquire MediVision. Under the terms of the proposed acquisition, MediVision’s outstanding shares will be converted into shares of OIS common stock at a yet to be determined conversion ratio. Outstanding options and warrants to purchase MediVision shares will be converted into options or warrants to purchase shares of OIS Common Stock. Once the acquisition is completed, MediVision will operate as our wholly owned subsidiary. The terms of the acquisition are currently in negotiations.

Subsequent Event

On October 29, 2007, we entered into a Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein (the “Purchasers”), pursuant to which we issued to the Purchasers (i) an aggregate of  $2,750,000 in principal amount of its 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which Notes are convertible into 1,676,829 shares (the “Underlying Shares”) of our common stock, no par value, and (ii) warrants (“Warrants”) to purchase an aggregate of 616,671 shares (the “Warrant Shares”) of our common stock at an exercise price of $1.87 per share. We will use the proceeds from the issuance of the Notes for working capital and potential acquisitions.

Description of the Notes

The Notes are convertible at any time, at the option of the Purchasers, into 1,676,829 shares of our common stock, at a conversion price of $1.64 per share. We may not effect any conversion of the Notes and each Purchaser of the Notes is not permitted to convert its Notes into shares of Common Stock if such conversion would give such Purchaser a beneficial ownership of more than 9.99% of the outstanding shares of Common Stock. This 9.99% limitation may be waived by the Purchaser upon not less than 61 days prior notice to us.

We will pay monthly interest on the outstanding principal amount of the Notes at a rate per annum equal to 6.5% (the “Interest Amount”). We will also pay to the Purchasers one twelfth (1/12) of the principal amount of the Notes on the last business day of each other month beginning June 30, 2008 (the “Bi-Monthly Amount”); provided that, prospectively following each conversion of the Notes by any Purchaser, the Bi-Monthly Amount shall be automatically reduced by an amount equal to (a) the principal amount converted in such conversion, divided by (b) the number of remaining Bi-Monthly payment dates scheduled to occur under the Notes. Subject to the Notes, we have the right to satisfy payment of the Interest Amount or Bi-Monthly Amount, as the case may be, in full either in cash or in shares of Common Stock at our option. We are prohibited from exercising its right to pay the Interest Amount or Bi-Monthly Amount in shares of Common Stock (and must deliver cash in respect thereof) on the applicable payment date if (i) there fails to exist Effective Registration (as defined in the Notes) or an Event of Default (as defined in the Notes) shall have occurred and be continuing under the Notes, or (ii) the VWAP (as defined in the Notes) on each of the ten (10) trading days immediately preceding the applicable payment date is not greater than $1.00, unless otherwise waived in writing by the Purchasers in whole or in part at the Purchasers’ option.

If at any time the market price of our Common Stock is equal to or greater than $3.50 (which figure shall be appropriately and equitably adjusted for stock splits, stock dividends, and similar events) for thirty (30) consecutive trading days (a “Pricing Period”), then we will have the right to compel the Purchasers to convert up to 50% of the principal amount of Notes then held by the Purchasers. Additionally, if at any time the market price of our common stock is equal to or greater than $6.00 (which figure shall be appropriately and equitably adjusted for stock splits, stock dividends, and similar events) for a Pricing Period, then we will have the right to compel the Purchasers to convert up to the entire principal amount of Notes then held by the Purchasers. Notwithstanding the foregoing, we are not entitled to exercise any forced conversion right unless at all times during the applicable Pricing Period, among other things, (i) the resale of all Registrable Securities (as defined below) is covered by an effective registration statement in accordance with the terms of the Registration Rights Agreement which registration statement is not subject to any suspension or stop orders; (ii) the resale of such Registrable Securities may be effected pursuant to a current and deliverable prospectus that is not subject at the time to any blackout or similar circumstance; (iii) the VWAP is greater than $1.00; (iv) none of OIS or any direct or indirect subsidiary of OIS will be subject to any bankruptcy, insolvency or similar proceeding; and (vii) we have paid all prior interest and principal payments due under the Notes.

The conversion price of the Notes will be adjusted and the number of shares of our common stock to be issued upon conversion of the Notes will be adjusted upon the occurrence of, among other things, the payment of stock dividend or a stock split, (as defined in the Notes). In addition, the Notes include certain anti-dilution provisions if we issue or sell any of our common stock or convertible securities, or any warrants or other rights to subscribe for or to purchase or any options for the purchase of our common stock, or directly or indirectly effectively reduces the conversion, exercise or exchange price for any convertible securities that are currently outstanding, at or to an effective per share selling price which is less than the greater of (i) the closing price on the trading day next preceding such issue or sale or, in the case of issuances to holders of our common stock, the date fixed for the determination of stockholders entitled to receive such warrants, rights, or options, or (ii) the then applicable conversion price. Upon the occurrence of an anti-dilution event specified in the immediately preceding sentence the conversion price of the Notes will be adjusted pursuant to a weighted-average formula.

Upon any Change in Control Transaction (as defined in the Notes), the Purchasers have the right thereafter to (A) convert the Notes, in whole or in part, at the lower of the conversion price and the then applicable market price of our common stock into the shares of stock and other securities, cash and/or property receivable upon or deemed to be held by holders of our common stock following such Change in Control Transaction, and the Purchasers are entitled upon such event to receive such amount of securities, cash or property as the shares of our common stock into which the Notes could have been converted immediately prior to such Change in Control Transaction would have been entitled if such conversion were permitted, or (B) require us or our successor to redeem the Notes, in whole or in part, at a redemption price equal to the greater of (i) 130% of the outstanding principal amount of the Notes being redeemed and (ii) the product of (x) the average of the market price of our common stock for the five (5) Trading Days immediately preceding the Purchaser’s election to have its Notes redeemed and (y) the Conversion Ratio (as defined in the Notes).

The Notes contain certain events of default that are customarily included in financings of this nature. If an event of default occurs, the Purchasers may declare all of the then outstanding principal amount of the Notes, including any interest due thereon, to be due and payable immediately. In the event of such acceleration, the amount due and owing to the Purchaser shall be the greater of (1) 130% of the outstanding principal amount of the Notes held by the Purchasers (plus all accrued and unpaid interest, if any) and (2) the product of (A) the highest closing price for the five (5) Trading days immediately preceding the Purchasers acceleration and (B) the Conversion Ratio (as defined in the Note).

Description of the Warrants

The Warrants have an exercise period of five years from the date of issuance. The exercise price of the Warrants is $1.87 and will be adjusted and the number of shares of our common stock to be issued upon exercise of the Warrants will be adjusted upon the occurrence of, among other things, the payment of stock dividend or a stock split. In addition, the Warrants include certain anti-dilution provisions if we issue or sell any Common Stock or convertible securities, or any warrants or other rights to subscribe for or to purchase or any options for the purchase of its Common Stock or directly or indirectly effectively reduces the conversion, exercise or exchange price for any convertible securities that are currently outstanding, at or to an effective per share selling price which is less than the greater of (i) the closing price on the trading day next preceding such issue or sale or, in the case of issuances to holders of our common stock, the date fixed for the determination of stockholders entitled to receive such warrants, rights, or options, or (ii) the then applicable exercise price. Upon the occurrence of an anti-dilution event specified in the immediately preceding sentence the exercise price of the Warrants will be adjusted pursuant to a weighted-average formula.

We may not effect any exercise of the Warrants and each Purchaser is not permitted to exercise its Warrants into shares of our common stock if such exercise would give such Purchaser a beneficial ownership of more than 9.99% of the outstanding shares of our common stock. This 9.99% limitation may be waived by each Purchaser upon not less than 61 days prior notice to us.

Description of the Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated October 29, 2007, among us and the Purchasers, we agreed to prepare and file with the SEC within 30 days of October 29, 2007 (the “Filing Date”) a registration statement covering the resale of the Underlying Shares, the Warrant Shares and any other shares of our common stock issued or issuable upon conversion of, or payment of interest or repayment of principal under, the Notes, and upon the exercise of the Warrants (the “Registrable Securities”). If such registration statement is not filed on or prior to the Filing Date, then we will make pro-rata payments to the Purchasers as liquidated damages and not as a penalty, in an amount equal to 1% of the sum of the aggregate principal amount then outstanding under the Notes for each month (or portion thereof) following the Filing Date that such registration statement has not been filed.

If (A) the registration statement covering Registrable Securities is not declared effective by the SEC within nine (9) months following October 29, 2007 (or the fifth day following the date on which we are notified by the SEC that such Registration Statement will not be reviewed or is no longer subject to further review and comments), or the registration statement covering Additional Registrable Securities (as defined in the Registration Rights Agreement) is not declared effective by the SEC within three months following demand of a Purchaser relating to the Additional Registrable Securities to be covered thereby (each of the foregoing deadlines, a “Registration Date”), (B) after a Registration Statement has been declared effective by the SEC, sales cannot be made pursuant to such Registration Statement for any reason, (C) the Registrable Securities (or Additional Registrable Securities after issuance and registration) specifically are not listed or included for quotation on the OTC Bulletin Board, the Nasdaq Stock Market, the New York Stock Exchange or the American Stock Exchange (each an “Approved Market”) or trading of our common stock is suspended or halted thereon, or (D) we fail, refuse or are otherwise unable to timely issue Underlying Shares upon conversion of the Notes or Warrant Shares upon exercise of the Warrants, in accordance with the terms of the Notes and Warrants, or unlegended certificates for the Underlying Shares or Warrant Shares, in each case within ten days following the Purchaser’s written demand for issuance of such Underlying Shares or Warrant Shares or certificates, then we will make pro-rata payments to the Purchaser as liquidated damages and not as a penalty, in an amount equal to 1% of the sum of the aggregate principal amount then outstanding under the Notes for each month (or portion thereof) following the Registration Date during which any of the events described in (A), (B), (C) or (D) above occurs and is continuing, provided that (1) such 1% figure shall increase to 2% if the Registration Statement is not declared effective prior to the first anniversary of October 29, 2007, (2) the total amount of damages payable pursuant to clause (A) above shall be limited to 17.5% of the original principal amount of Notes if at the time of any such determination the Purchasers are permitted to sell the Registrable Securities under Rule 144 promulgated under the Securities Act, and (3) the Registration Date shall be extended one day for each day that we are prevented from complying with its obligations set forth under subsection (A) above solely due to delays caused by the Purchasers. Our obligation to keep the registration statement effective will terminate upon the earlier of (i) the date on which all Registrable Securities or Additional Registrable Securities have been sold, and (ii) the date on which all Registrable Securities or Additional Registrable Securities, as the case may be, may be sold pursuant to Rule 144(k).

Off-Balance Sheet Arrangement

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institution by MediVision and secured by us as of September 30, 2007 is approximately $2,000,000.

ITEM 3.     CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, these officers concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On May 11, 2007, we filed a civil action in the Superior Court of California for the County of Sacramento against our former president Steven Verdooner.  The complaint alleges against Mr. Verdooner claims of breach of fiduciary duty, intentional interference with contract, and intentional interference with prospective economic advantage. The complaint requests total damages against Mr. Verdooner in excess of $7,000,000.   Discovery has begun and no trial date has been set yet.

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

OPHTHALMIC IMAGING SYSTEMS
Date: November 14 , 2007

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer