Form 10KSB
period 2007-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2008-03-28
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☒

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

The issuer’s revenues for its most recent fiscal year were $15,130,056.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of March 14, 2008 was approximately $2,684,392based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board on such date.

As of March 14, 2008, there were 16,866,831 issued and outstanding shares of the issuer’s common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

OPHTHALMIC IMAGING SYSTEMS

FORM 10-KSB ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

As used herein, “OIS,” “we,” “us,” “our” and the “Company” refers to Ophthalmic Imaging Systems.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

Ophthalmic Imaging Systems (the “Company,” “OIS,” “we,” “us,” or “our”) was incorporated under the laws of the State of California on July 14, 1986. We are headquartered in Sacramento, California, and are engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. Our products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

Since its inception, we have developed products that have addressed primarily the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in our angiography line are its WinStation digital imaging systems. These WinStation products are targeted primarily at retinal specialists and general ophthalmologists in the diagnosis and treatment of retinal diseases and other ocular pathologies.

We believe, however, that as the U.S. healthcare system moves toward managed care, the needs of managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine (the electronic delivery and provision of health care and consultative services to patients through integrated health information systems and telecommunications technologies), combined with lower cost imaging devices and systems, are emerging to allow physicians and managed care organizations to deliver a high quality of patient care while reducing costs. OIS is applying its technology in the ophthalmic imaging field toward the development of new ocular imaging devices and exploration of telemedicine/managed care applications targeted at the general ophthalmology and optometry markets.

Our objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular health care industry. We are currently focusing our development efforts on products for the ocular healthcare market, as well as features and enhancements to our existing products.

We entered into the Ophthalmic Picture Archiving and Communications Systems (“PACS”) software market during 2004, enabling medical staff to access new and archived images remotely, thus, improving the environment in which to diagnose patients. The ability to instantaneously share information between locations allows specialists to manage more patients in separate locations quickly and efficiently. The Ophthalmic PACS system can be completely integrated with our customers existing infrastructure, including image acquisition, image analysis, short and long-term storage, archiving, disaster recovery, viewing, and monitoring. The current flagship products in our Ophthalmic PACS product line are its SymphonyTM software solutions.

In January 2008, we, through our wholly-owned subsidiary, Abraxas Medical Solutions, Inc., a Delaware corporation (“Abraxas”), acquired substantially all the assets of Acermed, Inc., a leading developer of Electronic Medical Records (EMR) and Practice Management software. AcerMed has been providing comprehensive and advanced EMR and Practice Management software solutions for medical practices, from solo practitioners to multi-site practices nationwide. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done using, for example, a wireless computer pen tablet at the point of care. Due to the formation of Abraxas, NextGen Healthcare Information Systems, Inc. chose recently to discontinue its relationship with OIS. OIS was marketing and selling their EMR and EPM software products to the ophthalmic market.

Products

OIS Products

WinStationTM Systems

Our WinStation systems and products, categorized by resolution, are primarily used by retina specialists and general ophthalmologists to perform a diagnostic test procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system, connected to a medical image capture device called a fundus camera, takes detailed images of the patient’s retina. These digital images can provide a “road map” for treatment.

Over the past 40 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. Our WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored on CD-ROM or DVD-ROM. We offer a variety of networking and printer options.

Our WinStation systems are also used by ophthalmologists to perform indocyanine green (“ICG”) angiography. ICG angiography is a diagnostic test procedure used in the treatment of patients with Age-related Macular Degeneration (“AMD”), a leading cause of blindness afflicting over 8 million people in the United States. ICG angiography, used for approximately 5% of patient angiography, is a dye procedure that can only be performed using a digital imaging system.

Digital Slit Lamp Imager -DSLI or WinStation for Slit Lamps

The DSLI is intended for use by a majority of eye care practitioners, including most ophthalmologists and optometrists, with an emphasis on imaging the front of the eye. Slit lamps are imaging devices used in virtually all-ophthalmic and optometric practices. The DSLI adapts to most slit lamp models and is capable of real-time video capture, database management and archiving.

Ophthalmology OfficeTM

We provide a comprehensive solution in ophthalmic informatics for the ophthalmic industry. We provide our own Ophthalmic Symphony TM, which is our image management product and will start to sell Electronic Medical Records (EMR) and Practice Management software through our newly formed subsidiary, Abraxas Medical Solutions in the third quarter of 2008. (See description of Abraxas Products below.) In January 2008, Abraxas purchased substantially all of the assets of AcerMed, Inc., a software developer of Electronic Medical Records (EMR) and Practice Management software, which automates the clinical, administrative, and financial operations of a medical office. Paper charting can be virtually eliminated and clinical charting would be done using, for example, a wireless computer pen tablet at the point of care. Due to the formation of Abraxas, NextGen Healthcare Information Systems, Inc. chose recently to discontinue its relationship with OIS. OIS was marketing and selling their EMR and EPM software products to the ophthalmic market.

Abraxas Products

Abraxas’ proprietary software uses the latest technology to automate the workflow of a medical practice consisting of clinical, financial and administrative tasks, all using a single database. Abraxas’ software modules include:

Abraxas EMR

The Electronic Medical Records software from Abraxas can be populated with Clinical Pathways that are specific to a particular medical specialty. Following these Clinical Pathways, documenting a patient encounter can be as easy as “point and click” on a wireless touch-tablet computer. Alternatively, voice recognition, handwriting, handwriting recognition or typing can be used for charting. Clinicians can have access to the patient’s prior chart notes, test results, clinical information, medical images, etc. They can write electronic prescription, or electronically enter orders for radiology, lab work, etc. Certain lab results will come back to the system electronically and populate patients’ data. This eliminates the hassle of finding, pulling, carrying, filing, and sometimes losing traditional paper charts.

Abraxas PM

Various codes for differing types of office visits are recommended based on the documentation and charges generated at the time of charting, therefore, data entry for billing purposes can be eliminated. Abraxas PM allows for preprocessing of claims and editing for American National Standards Institute (ANSI) compliance prior to submission to minimize payer rejections, resulting in quicker turnover of accounts receivable and, thus, a more efficient collections process and may improve cash flow. Staff members can review detailed management and financial reports and access on-screen accounts receivable reports with filtering based on a wide range of criteria. These filters allow for identification of problem accounts.

Abraxas Scheduling

Patient and resource scheduling is also available and built around the needs of busy practices. This software allows users to view on-screen the schedules of one or multiple physicians at any time, reserve time frames for specific appointment reasons and color code them for on-screen identification, and keep track of patients’ scheduling history.

Markets

Having reviewed a broad selection of third party sources, including reports by National Physician’s Census with data provided by American Osteopathic Association, we believe there are approximately 16,600 ophthalmologists in the United States and 28,000 ophthalmologists practicing medicine in countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neurology, plastics, pediatric, cataract, cornea and refractive surgery. There are also approximately 29,000 practicing optometrists in the United States.

The WinStation market consists of current fundus camera owners and potential purchasers of fundus cameras suitable for interfacing with our digital imaging system products. We believe there are now over 9,000 fundus cameras in clinical use in the United States and an additional 9,000 in the international market. It is estimated that new fundus camera sales fluctuate between 800 and 1,200 units per year, worldwide, at an average per unit selling price of approximately $24,000. Of total cameras worldwide, including new and previously owned, a significant number are suitable to be interfaced with our digital imaging systems.

Currently, we know of 5 manufacturers of fundus cameras. These manufacturers produce a total of 24 models, 8 current and 16 legacy models for each of which we have designed optical and electronic interfaces.

The primary target market for the Ophthalmology Office are the ophthalmologists, described above, numbering approximately 16,600 in the United States.

The primary target market for digital angiography systems are retinal specialists who number approximately 2,000 in the United States. Our digital imaging system sales have been driven in this market by both fluorescein and ICG angiography.

In order to increase our R&D and marketing effectiveness, Abraxas is focusing on the following types of office based physicians: ophthalmology, primary care, obstetrics and gynecology, and orthopedic surgeons. Having reviewed a broad selection of third party sources, including reports by National Physician’s Census, we believe there are approximately 16,600 office-based Ophthalmic physicians, 235,000 office-based primary care physicians, 34,700 office-based obstetrics and gynecology physicians, and 19,100 office-based orthopedic surgeons in the United States.

EMR software is used to automate the clinical workflow of medical offices and PM software is used to automate the financial and administrative tasks of medical offices. Medical practices in the United States started automating their practice management decades ago. By the late 90’s, the market for PM software had matured. The market for EMR, on the other hand, has started to increase as a result of various financial incentives and governmental forces.

Currently, the EMR industry has no dominant leader. It includes both large publicly traded companies and small privately held companies. We expect that some of the smaller companies that have not reached profitability yet will eventually disappear, resulting in less competition. We also expect others to merge, resulting in constriction of the industry and a lower number of vendors.

OIS Sales, Marketing and Distribution

We utilize a direct sales force in marketing our products throughout the United States and Canada. At December 31, 2007, our sales and marketing organization consisted of one VP Sales USA/Canada, eight territory sales representatives and twelve product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. We also utilize OIS-trained contractors to provide certain installation and training services. Additionally, we subcontract service maintenance in several cities in the United States and Canada for routine component replacement.

Internationally, we utilize ophthalmic distributors that sell our products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision, our parent and CCS Pawlowski GmbH, an affiliate (“CCS”), serve as the principal distributors of our products in Europe and certain other international markets.

Under a Distribution Agreement with MediVision, dated as of January 1, 2004, OIS appointed MediVision to be its exclusive distributor of certain products in Europe, Africa, Israel and India (the “MV Territory”). In return, MediVision agreed, among other things (as confined to the MV Territory), (1) to use its best efforts in promoting, marketing and selling those certain products, (2) to service customers who purchased those certain products from MediVision, (3) to diligently advertise the products, (4) to refrain from manufacturing, distributing or marketing any items which will compete directly with the products under the agreement, and (5) to provide OIS with a 12 month forecast of their intended purchases every 3 months. Under the agreement, MediVision must purchase the specified quota of the products as listed in the agreement. If MediVision fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2007 was $850,000, which shall increase by at least 10% next year. For the sale of WinStation products, all distributors, including MediVision, receive a tiered volume discount based on the amount ordered. The agreement, as amended on December 9, 2005, and effective October 1, 2005, increased the discount percentages as summarized in tabular format below. The initial term of the agreement is for two years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice. Subject to an addendum between the parties dated December 9, 2005, MediVision purchased amounts include amounts purchased from OIS by CCS, MediVision’s German subsidiary. On January 30, 2008, OIS limited the amount of products MediVision may purchase on credit for distribution under this agreement to $450,000.

Distribution Agreement with MediVision(1)
Purchase Range	Discount
$0 - $249,999	0%
$250,000 - $499,999	10%
$500,000 - $749,999	20%
$750,000 - $999,999	30%
$1,000,000 and above	40%

(1)	This same volume discount structure is available to all OIS distributors who deal in WinStation products.

Under the Distribution Agreement with CCS, dated February 14, 2006, OIS appointed CCS, as its exclusive distributor of certain products (the “Distribution Products”) in Germany and Austria (the “Territory”). In return, CCS agreed, among other things (as confined to the Territory), (1) to use its best efforts in promoting, marketing and selling the Distribution Products, (2) to service customers who purchased distribution products from CCS, (3) to diligently advertise the Distribution Products, (4) to refrain from manufacturing, distributing or marketing any items which will compete directly with the Distribution Products, and (5) to provide OIS with a 12 month forecast of their intended purchases every 12 months. Under the agreement, CCS must purchase the specified quota of Distribution Products. If CCS fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2007 was $390,000. All subsequent quotas will be agreed upon between the parties at the beginning of each year. If no quota is agreed upon, the preceding year’s quota will carry forward. For the sale of certain products, CCS will receive a tiered volume discount based on the amount ordered. The discounts are summarized in tabular format below. The initial term is for two years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 3 months prior written notice.

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

On June 28, 2006, we and MediVision entered a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system, the Electro-Optical Unit, currently being developed, in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000, and recognition of $73,808 of research and development advances made in previous periods. Payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement. Additionally, we are obligated to pay advances totaling $460,000 based on the completion of certain phases of development of the Electro-Optical Unit and the completion of certain documents. We also granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein and a license to use our patents to develop the Electro-Optical Unit and fulfill its obligations under this agreement. Our foregoing appointment as an exclusive distributor is conditional upon the payment of the $460,000 advance and MediVision’s successful completion of the engineering, mass manufacture, and supply of the Electro-Optical Unit, which has specifically dedicated features for the retinal market, in accordance with the technical specifications contained in this agreement. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. On June 20, 2007, we paid $150,000 based on the completion of the second milestone in the agreement. These milestone payments were attributed as partial payments of the $460,000 in advances we agreed to pay.

The advanced funds will be recovered as we purchase Electro-Optical Units in accordance with specified quotas. The quotas mandate that we purchase a minimum amount of the Electro-Optical Units each year. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire agreement. The quotas for 2008, 2009, 2010 and 2011 are 32, 70, 80 and 90 units, respectively, and will be at least 95 units for each year thereafter. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quotas.

Under the License and Distribution Agreement, we may not deal in the Electro-Optical Unit outside the agreed upon territory. Moreover, excluding our current products or products derived from our current products, we may not deal in products that compete directly with the Electro-Optical Unit or represent or provide services to a company which has a product or products that competes with the Electro-Optical Unit. We also agreed to, among other things, as confined to the agreed upon territory, (1) use commercially reasonable efforts in promoting, marketing and selling the Electro-Optical Unit, (2) service customers who purchased the Electro-Optical Unit in the agreed upon territory, (3) diligently advertise the Electro-Optical Unit in the agreed upon territory in relevant journals and by direct mail, (4) cooperate with MediVision in dealing with customer complaints concerning the Electro-Optical Unit, and (5) provide MediVision with a 12 month forecast of our intended purchases during such year, including, at least 30 days prior to the beginning of each quota year, providing MediVision with an annual purchase order that includes a breakdown of our purchases by quarter; at least 70% of the applicable annual quota must be ordered in this annual purchase order.

Under this Agreement, excluding intellectual property rights, neither party is entitled to damages as a result of loss of use, sales or profits, or any special, indirect, incidental, or consequential loss or damage. Moreover, MediVision will not be liable to us in connection with any patent infringement claim in certain instances whereby (1) the Electro-Optical Unit is combined with another device not manufactured by MediVision, (2) the Electro-Optical Unit is used in way other than for which it was designed, and (3) the Electro-Optical Unit is modified by OIS or a third party.

On April 9, 2007, we entered into an addendum to the License and Distribution Agreement whereby we agreed to extend certain deadlines as specified in the original License and Distribution Agreement and provide additional financing for the engineering of the Electro-Optical Unit in the form of a loan to MediVision in an aggregate amount of up to $800,000, represented by a promissory note. We provided portions of the loan in various monthly sums as needed in accordance with the budget and schedule beginning in April 2007 for amounts budgeted from January 2007 through December 2007. This loan will incur interest of 8% per annum and repayment will commence on May 1, 2009. Upon a default under the Addendum or the related Promissory Note or Security Agreement, the principal and interest outstanding on the Loan will become immediately due and payable. This loan is secured by shares of our common stock, owned by MediVision. The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $1.83, the average closing price of our common stock for the ten business days prior to April 9, 2007, less a 25% discount. If MediVision defaults on its repayment obligation as specified in the addendum, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time we exercise this option, multiplied by 25%.

On September 25, 2007, we and MediVision entered into a second addendum to the License and Distribution Agreement and amended the First Addendum entered into on April 9, 2007, to provide additional financing for the engineering of the Electro-Optical Unit. Under this second addendum, we agreed to increase the loan amount from an aggregate amount of $800,000 to an aggregate amount of up to $1,100,000. This second addendum also contains the following provisions in connection with the revised loan, (1) the number of MediVision’s shares of our stock acting as collateral for the revised loan will be recalculated as set forth in this second addendum, (2) the formula to calculate our right to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit will be changed in accordance with the revised loan amount and as set forth in the second addendum, and (3) certain increases to the number of advance order units and certain options thereto. The amount of shares pledged under the loan was recalculated using the amount of loan given to MediVision to date divided by $1.02, the average closing price of our common stock for the ten business days prior to September 25, 2007, less a 25% discount.

On January 30, 2008, we and MediVision entered into a third addendum to the License and Distribution agreement to provide additional financing for the engineering of the Electro-Optical Unit. This addendum amends the License and Distribution Agreement entered into on June 28, 2006 and amended the First Addendum dated April 9, 2007 and the Second Addendum dated September 25, 2007. Under this third addendum, we agreed to increase the loan amount from an aggregate amount of $1,100,000 to an aggregate amount of up to $1,350,000. This loan will incur interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made 36 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. This addendum also contains the following provisions in connection with the revised loan, (1) the number of MediVision’s shares of our stock acting as collateral for the revised loan will be recalculated as set forth in the third addendum, and (2) the formula to calculate our right to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit will be changed in accordance with the revised loan amount and as set forth in the third addendum. The amount of shares pledged under the revised loan was calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount.

To promote sales, we prepare brochures, data sheets and application notes on our products, participate in industry trade shows and workshops, and advertise in trade journals, press releases, direct mail solicitations, journal articles, and scientific papers and presentations.

Abraxas Sale and Marketing

Abraxas, as a newly formed company, is in the process of building its infrastructure. Abraxas is planning to utilize a direct sales force in marketing its products throughout the United States and Canada.

OIS Manufacturing and Production

We are primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The manufacture of certain components are subcontracted to outside vendors and assembled by OIS. We used outside vendors to minimize production time and reduce capital requirements. We store and assemble the manufactured components in our 13,552 square foot facility located in Sacramento, California.

We have been audited by the Food and Drug Administration (the “FDA”) as recently as May 2007, and there were no findings made. We also have Form 510(k)’s, a pre-marketing notification filed with the FDA which provides certain safety and effectiveness information, on file for our digital angiography products.

Abraxas’ Operations

Abraxas is a software developer. Abraxas operates in its 4,500 square foot facility located in Irvine, California.

OIS Components, Raw Materials and Suppliers

As a systems integrator, a significant number of the major hardware components in our products are procured from sole source vendors. Whenever possible, however, we seek multiple vendors from which to procure our components. Moreover, we work closely with our principal component suppliers, such as Dell Computer, MegaVision, and the rest of our vendors to maintain dependable working relationships and to continually integrate into the manufacturing of our products, whenever possible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect our business.

OIS Warranties

We generally provide a 12-month limited warranty for parts, labor and shipping charges in connection with the initial sale of our products. Peripheral products such as monitors, printers and computers also carry the original manufacturer’s warranty.

In the North American market, in order to ensure quality control and the proper functioning of our products on-site at a doctor’s office, we generally install the system and train the doctor and the doctor’s staff. We also offer service plans for sale to our customers as a supplement to the original manufacturer’s warranties.

OIS Competition

The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and is expected to increase.

With respect to our WinStation products, we are aware of two primary competitors in the United States, which produce and are delivering digital fundus imaging systems in volume, Topcon and Zeiss. In addition, there are a few other small competitors. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, our products interface with different models of fundus cameras from a wide variety of manufacturers. Three other companies are known to have systems in primarily the international market, and the U.S. market to a limited extent, each with small market penetration.

We are aware of five primary competitors for the DSLI, namely Veatch, MVC, Kowa, Helioasis and Lombart. Additionally, there are approximately four other companies, which manufacture similar systems, but these systems currently have minimal market presence.

We are aware of two primary competitors for the Ophthalmic PACS, which develops a similar solution, Topcon and Medflow.

Abraxas does not consider many of the companies currently offering some type of EMR or PM products as future competitors, as they sell to hospitals, large clinics, surgery centers and other facilities that are not in Abraxas’ current target market. Abraxas also excluded others as competitors because of their focus on certain medical specialties that Abraxas does not plan to target. Abraxas is aware of a some competitors for the EMR/PM products, namely Allscripts, GE, Sage Software, NextGen, and Misys Healthcare Systems, which provide solutions for the multi-specialty medical market, a few smaller competitors, namely HCIT, Eye Doc, MedFlow and Compulink, which provide the EMR and or PM solutions predominantly to the eye care market. Others, namely Digi-Chart and Greenway provide the EMR and or PM solutions predominantly to the OB/GYN market, other companies also specialize in the Orthopedic market or the Primary care market.

Although we will continue to work to develop new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Introduction of such devices and alternative methods could hinder our ability to compete effectively and could have a material adverse effect on our business, financial condition and results of operations. Many of our competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than us.

The acquisition of substantially all of the assets of AcerMed and the formation of Abraxas will allow us to broaden our product offerings to the ocular health care industry as well as to primary care, obstetrics and gynecology, and orthopedic surgeons. However there is no guarantee that our sales efforts in this new endeavor will be successful in the future. Additional R&D efforts, long sales cycles, new sales training requirements and potential resistance to the initial high cost of the software may hinder our success in selling these products.

OIS Research and Development

Our net research and development expenditures in the years ended December 31, 2007 and 2006 were approximately $1,633,000 and $1,616,000, respectively. We have focused our recent research and development efforts on new digital image capture products. We expect our research and development expenditures to substantially increase. MediVision Medical Imaging Ltd, our parent company (“MediVision”), and other outsourced consultants currently conduct most of the research and development for us.

MediVision performs our research and development pursuant to a Research and Development Services Agreement dated as of January 1, 2004. Under this agreement, MediVision agreed to use its best efforts to develop the WinStation software in accordance with OIS specifications included therein and OIS, in turn, agreed to pay, in monthly payments, 112% of MediVision’s research and development costs incurred in connection with developing the WinStation software. The initial term of the agreement is for two years, to be automatically renewed for additional 12 month periods unless terminated by either party upon 6 months prior written notice. The agreement is exclusive in that during the effective period OIS may not receive research and development services relating to the WinStation software from other parties without MediVision’s prior written consent. Also under the agreement, MediVision must obtain OIS’ written approval prior to incurring any new research and development expenses in connection thereunder. Moreover, the parties agreed to render to each other, all reasonable assistance in obtaining any regulatory approvals required in connection with the WinStation software or any other results of the research and development services performed under the agreement. The parties also agreed that upon termination, (1) for 12 months, each party must maintain insurance reasonable to cover its liabilities, (2) for 24 months, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, unless mutually agreed, (3) for 18 months, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, unless mutually agreed, and (4) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts, unless mutually agreed.

Abraxas Research and Development

Abraxas is building its R&D team in Irvine, California and will focus its research and development efforts on the adaptation of the software to its target market as described above.

Patents, Trademarks and Other Intellectual Property

On June 15, 1993, we were issued United States Letters Patent No. 5,220,360 for “Apparatus and Method for Topographical Analysis of the Retina.” This patent relates to the Glaucoma-Scope(R) apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings.

We currently have patent applications outstanding with the U.S. Patent and Trademark Office for “A device, Method and System for Automatic Montage of Segmented Retinal Images” and a “Method for Stabilizing a Sequence Angiographic Images.”

We have a license agreement with the University of Iowa for a patent for “Automatic Detection of Red Lesions in Digital Color Fundus Photographs,”and “Methods and Systems for Optic Nerve Head Segmentation.”

We have registered trademarks for “AutoMontage,” “OIS Symphony,” and “Ophthalmology Office.”

We have copyrights for “Winstation Version 5,” “Winstation Version 6,” and “Winstation version XP.”

On October 24, 2007, we signed a licensing agreement whereby we were granted the right to commercialize background technology and a family of patents for an ocular imaging device, and integrate it into our existing and/or future product range and retain exclusive rights of use, marketing and sale thereof worldwide.

Further, although we believe that our products do not and will not infringe on patents or violate proprietary rights of others, it is possible that our existing rights may not be valid or that infringement of existing or future patents, trademarks or proprietary rights may occur or be claimed to occur by third parties.

In the event that any of our products infringe patents, trademarks or proprietary rights of others, we may be required to modify the design of such products, change the names under which the products or services are provided or obtain licenses. There can be no assurance that we will be able to do so in a timely manner, upon acceptable terms and conditions, or at all. The failure to do any of the foregoing could have a material adverse effect on our business. There can be no assurance that our patents or trademarks, if granted, would be upheld if challenged or that competitors might not develop similar or superior processes or products outside the protection of any patents issued to us. In addition, there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent or trademark infringement or proprietary rights violation action. Moreover, if our products infringe patents, trademarks or proprietary rights of others, we could, under certain circumstances, become liable for damages, which also could have a material adverse effect on our business.

We also rely on trade secrets, know-how, continuing technological innovation and other unpatented proprietary technology to maintain our competitive position. Certain of the proprietary software, optical interfaces and synchronization modules of our digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware, software and video components are purchased from third parties. No patent applications have been filed with respect thereto. If challenged, we anticipate aggressively defending our unpatented proprietary technology, although there is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets and other proprietary technology.

We seek to protect our unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with our employees and consultants generally contain industry standard provisions requiring such individuals to assign to us without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by OIS, subject to customary exceptions. There can be no assurance that proprietary information agreements with employees, consultants and others will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

Government Regulation

The marketing and sale of our products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), we are required to file, and has submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning our diagnostic imaging systems. The FDA has approved our pre-marketing notification submittals, thereby granting us permission to market our products, subject to the general controls and provisions of the FDCA. The classification of our products require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because we are engaged in international sales, our products must satisfy certain manufacturing requirements and may subject us to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

We have registered our manufacturing facility with both the FDA and certain California authorities as a medical device manufacturer and operate such facility under FDA and California requirements concerning Quality System Requirements (“QSR”). As a medical device manufacturer, we are required to continuously maintain our QSR compliance status and to demonstrate such compliance during periodic FDA and California inspections. If the facilities do not meet applicable QSR regulatory requirements, we may be required to implement changes necessary to comply with such regulations.

Although the FDA has made findings which permit us to sell our products in the marketplace, such findings do not constitute FDA approval of these devices, and we cannot predict the effect that future legislation or regulatory developments may have on our operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on our business, financial condition and results of operations. Moreover, new products and services developed by us, if any, also may be subject to the same or other various federal and state regulations, in addition to those of the FDA.

An FDA inspection of our Sacramento, California facility was conducted in May 2007. There were no findings during the inspection.

Insurance

We maintain general commercial casualty and property insurance coverage for our business operations, as well as directors and officers insurance, flood insurance, and product liability insurance. As of December 31, 2007, we have not received any product liability claims and are unaware of any threatened or pending claims. To the extent that product liability claims are made against us in the future, such claims may have a material adverse impact on our business.

Employees

As of December 31, 2007, we had 60 employees, 2 of which were seasonal employees. We also engage the services of consultants from time to time to assist us on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically engage contract engineers as independent consultants for specific projects.

We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

Item 2.	Description of Property

OIS, Sacramento, CA

We lease our facility space under a noncancelable triple net lease. In 2006, we extended our lease, which will expire in June 2009, and added an additional suite to our lease agreement. The new suite increased our rental space from 10,200 to 13,552 square feet of office, manufacturing and warehouse space in Sacramento, California. Management believes that our existing facility is suitable and adequate to meet our current needs. We pay minimum monthly lease payments, with respect to this property, in the aggregate of approximately $12,212. Management believes our existing leased facility is adequately covered by insurance. We have no current plans to significantly renovate, improve or develop our leased facility. We do not have, and do not foresee acquiring, any real estate or investments in real estate, and are not engaged in any real estate activities.

Abraxas, Irvine, CA

Abraxas leases facility space under a noncancelable lease. The lease will expire in April 2009. The rental space is 4,500 square feet of office space in Irvine, California. Abraxas’ management believes that its existing facility is suitable and adequate to meet its current needs. Abraxas pays minimum monthly lease payments, with respect to this property, in the aggregate of approximately $7,000. Abraxas’ management believes its existing leased facility is adequately covered by insurance. Abraxas has no current plans to significantly renovate, improve or develop its leased facility. Abraxas does not have, and does not foresee acquiring, any real estate or investments in real estate, and is not engaged in any real estate activities.

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

On March 12, 2008, OIS moved to amend its complaint to add the Frost Group, LLC and Opko Health, Inc., as defendants to the lawsuit. The motion is scheduled to be heard on April 14, 2008.

Item 4.	Submission of matters to a vote of Security Holders

On February 21, 2008, we held an Annual Meeting of Shareholders where the following matters were voted upon and adopted by the votes indicated:

	For	Withheld	Against	Abstain or Broker Non-Vote
To elect five individuals to serve as our Board of Directors until the next annual meeting of shareholders and until their successors are elected and qualified (1)

Gil Allon	15,312,694	--	957,440	--
Ariel Shenhar	15,301,794	--	968,340	--
Jonathan Phillips	15,307,094	--	963,040	--
William Greer	15,308,894	--	961,240	--
Yigal Berman	15,303,994	--	966,140	--

To ratify the selection by the Board of Directors of Perry-Smith LLP to be the independent registered public accountants with respect to the audit of our financial statements for the fiscal year ended December 31, 2007	16,063,745	--	76,420	129,969
To approve and adopt an amendment to our Amended and Restated Bylaws to increase the number of authorized directors from not less than three (3) nor greater than five (5) to not less than five (5) nor greater than nine (9) individuals to serve as our Board of Directors	15,292,977	--	958,088	19,069

(1)	The following were elected to serve as directors at the Annual Meeting of Shareholders: Gil Allon, Ariel Shenhar, Jonathan Phillips, William Greer, and Yigal Berman.

PART II

Item 5.	Market For Common Equity And Related Stockholder Matters and Small Business Purchasers of Equity Securities

Our shares of common stock, no par value, have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol “OISI” since May 28, 1998 and prior to that on the Nasdaq Small-Cap Market. The following table sets forth the high and low prices for our common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Year Ended December 31, 2008		Year Ended December 31, 2007		Year Ended December 31, 2006
	Low Bid	High Ask	Low Bid	High Ask	Low Bid	High Ask
First Quarter*	$.37	$.70	$1.35	$2.10	$1.35	$2.10
Second Quarter	N/A	N/A	$1.60	$2.18	$1.60	$2.18
Third Quarter	N/A	N/A	$1.85	$2.49	$1.85	$2.49
Fourth Quarter	N/A	N/A	$2.05	$3.49	$2.05	$3.49

* Through March 14, 2008.

On March 14, 2008, the closing price for our common stock, as reported by the Nasdaq OTC Bulletin Board, was $.40 per share and there were approximately 122 shareholders of record.

Dividend Policy

We have not paid any cash dividends since our inception and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We expect to retain our earnings, if any, to provide funds for the expansion of our business. Future dividend policy will be determined periodically by the Board of Directors based upon conditions then existing, including our earnings and financial condition, capital requirements and other relevant factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as at December 31, 2007, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,288,666	(a)	$0.97	41,998	(b)
Equity compensation plans not approved by security holders	1,070,020	(c)	$0.44	206,999	(d)
Total	2,358,686		$0.73	248,997

(a)	Represents 558,666 options granted under our 2003 Stock Option Plan and 730,000 options granted under our 2005 Stock Option Plan.
(b)

Represents 20,000 shares available for grant under the 2005 Stock Option Plan, and 21,998 shares available for grant under the 2003 Stock Option Plan to our employees, directors, and consultants. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(c)

Includes 35,000 shares subject to options granted under our 1997 Stock Option Plan under which no more options may be granted, 1,028,000 shares subject to options granted under the 2000 Stock Option Plan (the “2000 Plan”), and 7,020 options granted under individual stock option plans. (For material terms of the 1997 and 2000 Stock Option Plans, see the Notes to Financial Statements, footnote 8.)

(d)

Includes 206,999 shares available for future grant under the 2000 Plan, to our employees and directors, consultants, and non-employee. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the applicable plan.

Recent Sales of Unregistered Securities

On October 29, 2007, we entered into a Purchase Agreement with certain accredited investors or qualified institutional buyers named therein (the “Purchasers”), pursuant to which we issued to the Purchasers (i) an aggregate of  $2,750,000 in principal amount of our 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which Notes are convertible into 1,676,829 shares (the “Underlying Shares”) of our common stock, no par value, and (ii) warrants (“Warrants”) to purchase an aggregate of 616,671 shares (the “Warrant Shares”) of our common stock at an exercise price of $1.87 per share. We will use the proceeds from the issuance of the Notes for working capital and potential acquisitions. We relied upon the exemption from registration found in Section 4(2) in connection with this issuance.

Description of the Notes

The Notes are convertible at any time, at the option of the Purchasers, into 1,676,829 shares of our common stock, at a conversion price of $1.64 per share. We may not effect any conversion of the Notes and each Purchaser of the Notes is not permitted to convert our Notes into shares of Common Stock if such conversion would give such Purchaser a beneficial ownership of more than 9.99% of the outstanding shares of Common Stock. This 9.99% limitation may be waived by the Purchaser upon not less than 61 days prior notice to us.

We will pay monthly interest on the outstanding principal amount of the Notes at a rate per annum equal to 6.5% (the “Interest Amount”). We will also pay to the Purchasers one twelfth (1/12) of the principal amount of the Notes on the last business day of each other month beginning June 30, 2008 (the “Bi-Monthly Amount”); provided that, prospectively following each conversion of the Notes by any Purchaser, the Bi-Monthly Amount shall be automatically reduced by an amount equal to (a) the principal amount converted in such conversion, divided by (b) the number of remaining Bi-Monthly payment dates scheduled to occur under the Notes. Subject to the Notes, we have the right to satisfy payment of the Interest Amount or Bi-Monthly Amount, as the case may be, in full either in cash or in shares of Common Stock at our option. We are prohibited from exercising our right to pay the Interest Amount or Bi-Monthly Amount in shares of Common Stock (and must deliver cash in respect thereof) on the applicable payment date if (i) there fails to exist Effective Registration (as defined in the Notes) or an Event of Default (as defined in the Notes) shall have occurred and be continuing under the Notes, or (ii) the VWAP (as defined in the Notes) on each of the ten (10) trading days immediately preceding the applicable payment date is not greater than $1.00, unless otherwise waived in writing by the Purchasers in whole or in part at the Purchasers’ option.

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

Description of the Warrants

The Warrants have an exercise period of five years from the date of issuance. The exercise price of the Warrants is $1.87 and will be adjusted and the number of shares of our common stock to be issued upon exercise of the Warrants will be adjusted upon the occurrence of, among other things, the payment of stock dividend or a stock split. In addition, the Warrants include certain anti-dilution provisions if we issue or sell any Common Stock or convertible securities, or any warrants or other rights to subscribe for or to purchase or any options for the purchase of our Common Stock or directly or indirectly effectively reduces the conversion, exercise or exchange price for any convertible securities that are currently outstanding, at or to an effective per share selling price which is less than the greater of (i) the closing price on the trading day next preceding such issue or sale or, in the case of issuances to holders of our common stock, the date fixed for the determination of stockholders entitled to receive such warrants, rights, or options, or (ii) the then applicable exercise price. Upon the occurrence of an anti-dilution event specified in the immediately preceding sentence the exercise price of the Warrants will be adjusted pursuant to a weighted-average formula.

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

Description of the Registration Rights Agreement

Pursuant to the Registration Rights Agreement, dated October 29, 2007, among us and the Purchasers, we prepared and filed a registration statement covering the resale of the Underlying Shares.

If (A) the registration statement covering Additional Registrable Securities (as defined in the Registration Rights Agreement) is not declared effective by the SEC within three months following demand of a Purchaser relating to the Additional Registrable Securities to be covered thereby (each of the foregoing deadlines, a “Registration Date”), (B) sales cannot be made pursuant to the Registration Statement for any reason, (C) the Registrable Securities (or Additional Registrable Securities after issuance and registration) specifically are not listed or included for quotation on the OTC Bulletin Board, the Nasdaq Stock Market, the New York Stock Exchange or the American Stock Exchange (each an “Approved Market”) or trading of our common stock is suspended or halted thereon, or (D) we fail, refuse or are otherwise unable to timely issue Underlying Shares upon conversion of the Notes or Warrant Shares upon exercise of the Warrants, in accordance with the terms of the Notes and Warrants, or unlegended certificates for the Underlying Shares or Warrant Shares, in each case within ten days following the Purchaser’s written demand for issuance of such Underlying Shares or Warrant Shares or certificates, then we will make pro-rata payments to the Purchaser as liquidated damages and not as a penalty, in an amount equal to 1% of the sum of the aggregate principal amount then outstanding under the Notes for each month (or portion thereof) following the Registration Date during which any of the events described in (A), (B), (C) or (D) above occurs and is continuing, provided that (1) such 1% figure shall increase to 2% if the Registration Statement is not declared effective prior to the first anniversary of October 29, 2007, (2) the total amount of damages payable pursuant to clause (A) above shall be limited to 17.5% of the original principal amount of Notes if at the time of any such determination the Purchasers are permitted to sell the Registrable Securities under Rule 144 promulgated under the Securities Act, and (3) the Registration Date shall be extended one day for each day that we are prevented from complying with our obligations set forth under subsection (A) above solely due to delays caused by the Purchasers. Our obligation to keep the registration statement effective will terminate upon the earlier of (i) the date on which all Registrable Securities or Additional Registrable Securities have been sold, and (ii) the date on which all Registrable Securities or Additional Registrable Securities, as the case may be, may be sold pursuant to Rule 144(k).

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

In January 2008, we purchased substantially all of the assets of AcerMed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management software. The acquisition was through our wholly-owned subsidiary; Abraxas Medical Solutions, Inc. AcerMed has been recognized as a leader in providing comprehensive and advanced EMR and Practice Management software solutions for a wide range of medical practices, from sole practitioners to multi-site, multi-specialty group practices nationwide. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done, for example, using a wireless computer pen tablet at the point of care. Due to the acquisition of Abraxas, NextGen Healthcare Information Systems, Inc. chose recently to discontinue its relationship with OIS. OIS was marketing and selling their EMR and EPM software products to the ophthalmic market.

At December 31, 2007, we had stockholders’ equity of $10,119,390 and our current assets exceeded our current liabilities by $9,453,101.

There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

Financing Transactions

In May 2003, we entered into a $150,000 line of credit agreement with our bank. Our line is secured by a pledged investment with the bank equal to the amount of the line of credit. The interest charged on the line of credit is at the prime rate and is due monthly. Advances on the line of credit mature on September 10, 2008.

In April 2004, we entered into a $1,000,000 debt agreement with Laurus in the form of a three-year convertible note with a fixed coupon price of 6.5% per annum. On January 20, 2006, Laurus converted all amounts outstanding under this convertible note into 528,082 shares of our common stock for a conversion price of $644,261. We also issued five-year warrants to Laurus to purchase 313,000 shares of our common stock at exercise prices ranging between $1.40 and $1.83 per share. These warrants have an expiration date of April 27, 2009.

On October 29, 2007, we entered into the Purchase Agreement with the Purchasers, accredited investors or qualified institutional buyers named therein, pursuant to which we issued to the Purchasers (i) an aggregate of  $2,750,000 in principal amount of our 6.5% Convertible Notes Due April 30, 2010, which Notes are convertible into 1,676,829 shares of our common stock, no par value, and (ii) Warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. We will use the proceeds from the issuance of the Notes for working capital and potential acquisitions. For more detail, see Item 5. Market for Common Equity And Related Stockholder Matters and Small Business Purchasers of Equity Securities – Recent Sales of Unregistered Securities.

MediVision Transactions

United Mizrahi Bank Ltd. Guarantee

On July 20, 2005 our Board of Directors authorized us to guarantee and/or provide security interests in our assets for certain of MediVision’s loans with United Mizrahi Bank Ltd. We entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to United Mizrahi Bank by MediVision and secured by us as of December 31, 2007 and March 14, 2008 was approximately $2,000,000.

As of December 31, 2007 and March 14, 2008, the total number of shares securing the promissory note under the Loan Agreement and the Debenture is 3,604,651 and 2,345,500, respectively, for a total of 5,949,651 out of the 9,380,843 shares of our common stock owned by MediVision.

License and Distribution Agreement

On June 28, 2006, we and MediVision entered a License and Distribution Agreement (the “License and Distribution Agreement”) whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system, the Electro-Optical Unit, currently being developed, in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, among other things, we granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein and a license to use our patents to develop the Electro-Optical Unit and fulfill its obligations under this agreement. Our foregoing appointment as an exclusive distributor is conditional upon the payment of the $460,000 advance and MediVision’s successful completion of the engineering, mass manufacture, and supply of the Electro-Optical Unit, which has specifically dedicated features for the retinal market, in accordance with the technical specifications contained in this agreement. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. On June 20, 2007, we paid $150,000 based on the completion of the second milestone in the agreement. These milestone payments were attributed as partial payment of the $460,000 in advances we agreed to pay. For more detail, see Item 1. Description of Business – OIS Sales, Marketing and Distribution.

From April 9, 2007 through January 30, 2008, we and MediVision entered into a series of addendums to the License and Distribution Agreement, whereby we agreed to loan MediVision funds for the engineering of the Electro-Optical Unit. As of the current date, we have agreed to loan MediVision up to $1,350,000. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 36 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under License and Distribution Agreement, as amended, or the related promissory note or security agreement issued with the License and Distribution Agreement and its addendums, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of our common stock, owned by MediVision. The amount of shares pledged under the loan was calculated using the amount of the loan, $1,350,000 divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount. If MediVision defaults on its repayment obligation as specified in the License and Distribution Agreement, as amended, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time we exercise this option, divided by 1,350,000, multiplied by 42.1875%. For more details of the License and Distribution Agreement and each addendum thereto, see Item 1. Description of Business – OIS Sales, Marketing and Distribution.

As of December 31, 2007, MediVision’s principal outstanding under the License and Distribution Agreement, as amended, is $1,013,460. As of March 14, 2008, MediVision’s principal outstanding under the License and Distribution Agreement, as amended is $1,263,460. MediVision has pledged as collateral for this note, and the $200,000 loan and security agreement described below, an aggregate 3,604,651 shares of our common stock.

Loan and Security Agreement

On January 30, 2008, we also entered into a Loan and Security Agreement with MediVision whereby we agreed to lend to MediVision up to $200,000 upon their request for working capital. Interest will accrue on this note at 8% per annum. The loan is secured by MediVision’s shares in our stock. The number of shares was calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount.

As of March 14, 2008, MediVision’s principal outstanding under this Loan and Security Agreement is $200,000.

MediVision’s Aggregate Holdings

As of March 14, 2008 and December 31, 2007, MediVision owns approximately 9,380,843 shares of our common stock or 56% of our outstanding common stock. Of these amounts, MediVision has pledged an aggregate of 5,949,651 and 3,423,931 shares of our common stock as of March 14, 2008 and December 31, 2007, respectively.

Acquisition of MediVision

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary us (“Merger Sub”), and MediVision, pursuant to which Merger Sub will merge with and into MediVision (the “Merger”), MediVision will become a wholly owned subsidiary of us and Merger Sub will cease to exist. At the effective time of the Merger (the “Effective Time”) (1) each ordinary share, par value NIS 0.1 per share, of MediVision (“MediVision Shares”) issued and outstanding immediately before the Effective Time, will be automatically converted into 1.62 shares of our common stock and each outstanding option to purchase MediVision Shares under certain of MediVision’s stock option plans, warrants or other rights to purchase MediVision Shares will be assumed by us such that it is converted into an option to purchase our common stock.

Consummation of the Merger is subject to certain conditions, including among others, (i) the approval of the holders of our common stock and MediVision Shares, (ii) the declaration by the SEC that the S-4 Registration Statement, registering shares of our common stock to be issued to MediVision’s shareholders pursuant to the Merger Agreement, has become effective under the Securities Act of 1933, as amended, (iii) the receipt of a permit of the “Israeli Prospectus,” a prospectus containing the Prospectus/Proxy Statement and any additional disclosures and that complies in form and substance with applicable Israeli Law and regulations in connection with the issuance of shares of our common stock in the Merger, from the Israeli Securities Authority, (iv) the approval of the applicable Belgian, Israeli, and U.S. governmental entities required for the consummation of the Merger and other transactions contemplated by the Merger Agreement, and (v) the elapse of certain Israeli statutory waiting periods.

We have capitalized the direct costs associated with the merger. To date, these costs have accumulated to approximately $527,327.

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

The provisions of FIN 48 were adopted on January 1, 2007 and were applied to all tax positions. Only tax positions that meet the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. We previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on our financial position, results of operations of cash flow.

Financial Accounting Pronouncement FAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 – Fair Value Measurements. This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement was adopted as of January 1,2008. The adoption of FASB 157 did not have a material impact on our financial position, results of operations or cash flows.

Financial Accounting Pronouncement FAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis. We do not believe that the adoption of FASB 141 (R) will have a material impact on our financial position, results of operations or cash flows.

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

In order to realize our tax asset in 2007 and 2006, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 12 and 13 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000. We became profitable in 2001 and have been profitable for the last six years. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in.

We used the following analysis to determine whether we needed to recognize a valuation allowance for our deferred tax asset, and if so, how much. In our analysis, we assumed, based on management’s determination, that we will be able to use all of our unlimited NOL amounts. We then assessed the amount of future capped net operating losses we will more likely than not be able to use. In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future, and projected taxable income in 2008. In 2007, we did not have enough available information to look beyond the year 2014 when assessing the amount of deferred tax assets that are more likely than not to be used. In 2006, we made an assessment that we will be able to use five years of capped net operating losses in the future, and projected taxable income in 2007. In 2006, we did not have enough available information to look beyond the year 2012 when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses in the company, especially if the losses were not due to an extraordinary item.

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

Historically, we estimated the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. In the fourth quarter of 2006, we analyzed the margin of our total service department, the price of our extended warranty contracts, factored in the hardware costs of the various systems, and used a percentage for the first year warranty to calculate the cost per various systems for the first year manufacturer’s warranty. Based on this analysis, we did not need to change our estimated cost per product in our general reserve for products shipped in the current year.

In 2007, the warranty reserve decreased from $395,575 to $122,249 substantially due to the decrease of our specific reserves related to possible replacements, repairs or upgrades of our products. At the end of 2006, we had specific reserves for new products in the amount of $249,825. During 2007, many of the possible replacements, repairs or upgrades that were reserved for at the end of 2006 were determined unnecessary, leaving no specific reserve balance within our warranty reserve at December 31, 2007.

Other

We expense as incurred all costs, such as costs of services performed under the extended warranty contract. Estimates are used in determining the expected useful lives of depreciable assets.

Results of Operations

Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2007	2006	2005
Statement of Income:
Net revenues	14,489,044	$15,797,163	$13,650,507
Cost of sales	6,265,695	6,545,792	5,766,883
Gross profit	8,223,349	9,251,371	7,883,624
Total operating expenses	6,810,897	7,107,464	5,994,028
Income from operations	1,412,452	2,143,907	1,889,596
Other income (expense), net	141,104	75,852	(187,342)
Net income before provision for income tax (expense) benefit	1,553,556	2,219,759	1,702,254
Provision for income tax (expense) benefit	(940)	31,000	53,000
Net income	$1,552,616	$2,250,759	$1,755,254
Basic earnings per share	$0.09	$0.14	$0.12
Shares used in the calculation of basic earnings per share	16,682,773	16,090,610	15,205,689
Diluted earnings per share	$0.09	$0.13	$0.11
Shares used in the calculation of diluted earnings per share	18,023,500	17,797,162	16,530,277
Balance Sheet:
Assets:
Cash and investments	$7,630,284	$6,163,857	$3,940,706
Accounts receivable, net	2,535,843	3,108,727	2,841,203
Accounts receivable, related party	397,307	160,656	—
Note receivable, related party	1,146,872	—	—
Inventories, net	746,342	808,238	380,676
Other current assets	1,849,732	1,352,744	2,114,833
Total Current Assets	14,306,380	11,594,222	9,277,418
Licensing agreement	273,808	273,808	—
Prepaid products	460,000	160,000	—
Capitalized merger-related costs	527,327	—	—
Other assets	1,119,380	638,804	313,142
Total Assets	$16,686,895	$12,666,834	$9,590,560
Liabilities:
Accounts payable	$726,573	$765,235	$512,914
Accrued liabilities	3,097,063	3,580,535	3,596,102
Notes payable - current portion	1,029,643	11,204	508,109
Total Current Liabilities	4,853,279	4,356,974	4,617,125
Notes payable – non-current portion	1,564,226	—	—
Other liabilities	150,000	153,833	349,237
Total Liabilities	6,567,505	4,510,807	4,966,362
Stockholders’ Equity:
Common stock	16,474,720	16,255,077	14,974,007
Additional paid in capital	191,104	—	—
Accumulated deficit	(6,546,434)	(8,099,050)	(10,349,809)
Total Stockholders’ Equity	$10,119,390	$8,156,027	$4,624,198
Total Liabilities and Stockholders’ Equity	$16,686,895	$12,666,834	$9,590,560

	Years Ended December 31,
	2007	2006	2005
Statement of Cash Flows Data:
Net cash provided by operating activities	$639,614	$1,535,056	$1,807,858
Net cash used in investing activities	(924,827)	(364,796)	(33,500)
Net cash provided by financing activities	1,751,640	1,052,891	176,038
Net increase in cash and cash equivalents	$1,466,427	$2,223,151	$1,950,396

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues

Our revenues for the year ended December 31, 2007 were $14,489,044 representing a decrease of $1,308,119 or 8% as compared to revenues of $15,797,163 for the year ended December 31, 2006. The decreased revenues for 2007 resulted from decreased product sales of $2,009,973, including installation, offset by increased service revenues of $701,854. The decrease in product sales is primarily due to the impact of two large non-repeating contracts recognized during the second and third quarters of 2006. Digital angiography systems and Ophthalmology Office products accounted for approximately 79% and 85% of our total revenues during 2007 and 2006, respectively. Service revenue for the years ended 2007 and 2006 accounted for approximately 21% and 15% of our total revenues for the years ended 2007 and 2006, respectively. The increased service revenue is primarily due to the increase in our extended service contracts due to an increase in our customer base and more customers understanding the benefits of purchasing extended warranty contracts. Our remaining service revenue which has stayed nominally constant consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty.

Gross Margins

Gross margins decreased to 57% from 59% in fiscal 2007 versus 2006, respectively, primarily due to the increased costs incurred by our service department. We anticipate that our gross margins will decrease as our sales of service contracts become more significant, since the gross margins associated with such sales are lower than the majority of the products that we currently market.

Sales and Marketing Expenses

Sales and marketing expenses accounted for 24% of revenues during fiscal 2007 and 2006. Sales and marketing expenses were $3,494,926 during fiscal 2007, representing a decrease of $300,633 or 8% compared to sales and marketing expenses of $3,795,559 in fiscal 2006. The decrease in sales and marketing expenses were primarily the result of a few vacant sales positions during the year at various times.

General and Administrative Expenses

General and administrative expenses accounted for 12% and 11% of revenues in fiscal 2007 and 2006, respectively. Expenses were $1,684,751 during fiscal 2007, representing a decrease of $11,396 or 1% compared to expenses of $1,696,147 during fiscal 2006.

Research and Development Expenses

Research and development expenses accounted for 11% of revenues during fiscal 2007 and 10% during fiscal 2006. Expenses were $1,631,220 during 2007, representing an increase of $15,462 or 1% compared to expenses of $1,615,758 during 2006. During 2007, we focused our research and development efforts on new digital image capture products. We expect our research and development expenditures to increase. Outside consultants and MediVision currently conduct most of our research and development.

Other Income (Expense), net

Other income was $141,104 during 2007 compared to $75,852 during 2006. The 2007 and 2006 amounts were comprised primarily of interest income, offset by fees paid to facilitate third party financing arrangements for certain customers in connection with sales of our products.

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

Income Taxes

At December 31, 2007 and 2006, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would not likely be realized. Due to our limited history of profitable operations, management recorded a valuation allowance at December 31, 2007 and 2006. At December 31, 2007, our valuation allowance was $1,359,000 compared to $2,085,000 at December 31, 2006. In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future, and projected taxable income in 2008. In 2007, we did not have enough available information to look beyond the year 2014 when assessing the amount of deferred tax assets that are more likely than not to be used. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

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

The provisions of FIN 48 were adopted on January 1, 2007 and were applied to all tax positions. Only tax positions that meet the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. We previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on our financial position, results of operations of cash flow.

Net Income

We reported net income of $1,552,616, or $0.09 basic and diluted earnings per share during 2007 compared to net income of $2,250,759, or $0.14 basic earnings per share and $0.13 diluted earnings per share during 2006. Earnings per share is calculated in accordance with Financial Accounting Standards No. 128 (see Note 1 of Notes to Financial Statements included in Item 7 of this Form 10-KSB). The results of operations for 2007 reflect the softening in demand for our digital imaging equipment in the second half of 2007.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 5% of our net sales for 2007 and 2006. Sales to MediVision, included in these totals, accounted for approximately 78% or $608,000 and 47% or $376,000 of our export sales for 2007 and 2006, respectively.

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenues

Our revenues for the year ended December 31, 2006 were $15,797,163 representing an increaseof $2,146,656 or 16% as compared to revenues of $13,650,507 for the year ended December 31, 2005. The increased revenues for 2006 resulted from increased product sales of $1,719,471, including installation, and increased service revenues of $427,185. Digital angiography systems and Ophthalmology Office products accounted for approximately 85% and 86% of our total revenues during 2006 and 2005, respectively. Service revenue for the years ended 2006 and 2005 accounted for approximately 15% and 14% of our total revenues, respectively. The increased service revenue is primarily due to the increase in our extended service contracts due to an increase in our customer base and more customers understanding the benefits of purchasing extended warranty contracts. Our remaining service revenue which has stayed nominally constant consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty. Theincreased product revenues in 2006 reflect the impact of a number of factors discussed in further detail below.

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

During the fourth quarter of 2006, management reviewed the IRC section 382 limitation calculation within the federal net operation loss calculation, and determined that the stock price used to calculate the fair market value of OIS at that time did not reflect the true fair value. Upon further analysis and research, management used a range before and after the change of ownership to get an average stock price that more accurately reflects the fair value of OIS at the time. This increased our federal net operating loss carryover from approximately $2,028,000 to approximately $4,877,000 which expires between 2007 and 2020. We have no net operating loss carryforward for California state income tax purposes. In 2006, we used the federal tax credit carryforward of approximately $175,000. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

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

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 5% and 9% of our net sales for 2006 and 2005, respectively. Sales to MediVision, included in these totals, accounted for approximately 47% or $376,000 and 63% or $786,000 of our export sales for 2006 and 2005, respectively.

Balance Sheet

Our assets increased by $4,020,061 as of December 31, 2007 as compared to the December 31, 2006. There was an increase in cash and equivalents of $1,466,428 generated primarily from funds raised through a convertible loan of $2,579,371, profitable operations from the previous 12 months of $1,552,616, offset by advances to MediVision of ($1,050,191), expenses related to the possible merger with MediVision of ($527,327), and prepaid products to MediVision of ($400,000). The increase in our assets was also due to an increase in receivables from related parties of $1,383,522, an increase in prepaid products to MediVision of $400,000, and capitalized costs related to the possible merger with MediVision of $527,327.

Our liabilities increased by $2,056,699 mainly due to a new convertible loan described above to qualified institutional buyers of $2,579,371, offset by a decrease in customer deposits of ($255,334) and potential commission owed to employees of ($156,933).

Our stockholders’ equity increased by $1,963,362 due to net income from the previous 12 months of $1,552,616, exercise of employee stock options of $219,642, and additional paid in capital related to the financing agreement with the qualified institutional buyers described above of $191,104.

Liquidity and Capital Resources

Our operating activities provided cash of $639,614 during 2007 as compared to generating cash of $1,535,056 during 2006. The cash provided by operations during 2007 was substantially due to net income for the period of $1,552,616, offset by prepaid products to MediVision for the Electro-Optical unit of ($400,000), prepaid vendors of ($278,728), and a decrease in customer deposits of ($255,334).

Net cash used in investing activities was $924,827 during 2007 versus $364,796 during 2006. Our primary investing activities consisted of costs related to the possible merger with MediVision of $527,327, the acquisition of AcerMed software of $90,815, licensing rights of $75,000, patents of $31,407 and capital asset acquisitions such as software upgrades, phone system and tradeshow booth improvements of $200,278.

We generated cash of $1,751,640 in financing activities during 2007 as compared to $1,052,891 during 2006. The cash generated in financing activities during 2007 was principally from proceeds from a convertible loan with the Tail Wind Fund $2,579,371, offset by an advance to MediVision of $1,050,191. The cash generated in financing activities during 2006 was principally from repayment of the note receivable from MediVision and the exercise of warrants by Laurus Master Fund. On December 31, 2007, our cash and cash equivalents were $7,630,284. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

Off Balance Sheet Arrangements

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2007 was approximately $2,000,000.

Item 7.	Financial Statements.

Our financial statements for the year ended December 31, 2007 are attached hereto.

OPHTHALMIC IMAGING SYSTEMS

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007 AND 2006 AND

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

OPHTHALMIC IMAGING SYSTEMS

FINANCIAL STATEMENTS

As of December 31, 2007 and 2006 and

For the Years Ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ophthalmic Imaging Systems

We have audited the balance sheet of Ophthalmic Imaging Systems as of December 31, 2007 and 2006, and the related statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ophthalmic Imaging Systems as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP

Sacramento, California

March 27, 2008

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET

December 31, 2007 and 2006

	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$7,630,284	$6,163,857
Accounts receivable, net of allowance for
doubtful accounts of $204,664 and $259,833	2,535,843	3,108,727
Receivable from related party (Note 6)	397,307	160,656
Note receivable from related party (Note 6)	1,146,872
Inventories (Note 2)	746,342	808,238
Prepaid expenses and other current assets	507,732	180,744
Deferred tax assets (Note 9)	1,342,000	1,172,000

Total current assets	14,306,380	11,594,222

Restricted cash (Note 7)	168,218	159,514
Furniture and equipment, at cost, net (Note 3)	416,838	390,553
Licensing agreement (Note 6)	273,808	273,808
Prepaid products (Note 6)	460,000	160,000
Capitalized merger-related costs (Note 6)	527,327	--
Prepaid financing	148,365	--
AcerMed asset purchase (Note 12)	90,815	--
Other assets	295,144	88,737

Total assets	$16,686,895	$12,666,834

(Continued)

OPHTHALMIC IMAGING SYSTEMS

BALANCE SHEET

(Continued)

December 31, 2007 and 2006

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$726,573	$765,235
Accrued liabilities (Note 4)	1,437,313	2,018,874
Deferred extended warranty revenue (Note 4)	1,604,315	1,250,893
Customer deposits	55,435	310,768
Notes payable - current portion (Note 5)	1,029,643	11,204

Total current liabilities	4,853,279	4,356,974

Line of credit (Note 7)	150,000	150,000
Notes payable, less current portion (Note 5)	1,564,226	3,833

Total liabilities	6,567,505	4,510,807

Commitments and contingencies (Note10)

Stockholders’ equity (Note 8):
Common stock, no par value, 35,000,000 shares
authorized; 16,866,831 and 16,507,996
shares issued and outstanding in 2007 and
2006, respectively	16,474,720	16,255,077
Additional paid in capital	191,104
Accumulated deficit	(6,546,434)	(8,099,050)

Total stockholders’ equity	10,119,390	8,156,027

Total liabilities and stockholders’ equity	$16,686,895	$12,666,834

The accompanying notes are an integral

part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF INCOME

For the Years Ended December 31, 2007 and 2006

	2007	2006
Revenues:
Net sales	$14,489,044	$15,797,163
Cost of sales	6,265,695	6,545,792

Gross profit	8,223,349	9,251,371

Operating expenses:
Sales and marketing	3,494,926	3,795,559
General and administrative	1,684,751	1,696,147
Research and development (Note 6)	1,631,220	1,615,758

Total operating expenses	6,810,897	7,107,464

Income from operations	1,412,452	2,143,907
Other income (expense):
Interest expense	(52,627)	(5,843)
Other expense	(139,582)	(151,750)
Interest income	333,313	233,445

Total other income (expense)	141,104	75,852

Net income before provision for income
tax (expense) benefit	1,553,556	2,219,759

Provision for income tax (expense) benefit (Note 9)	(940)	31,000

Net income	$1,552,616	$2,250,759

Basic earnings per share	$0.09	$0.14

Shares used in the calculation of basic
earnings per share	16,682,773	16,090,610

Diluted earnings per share	$0.09	$0.13

Shares used in the calculation of diluted
earnings per share	18,023,500	17,797,162

The accompanying notes are an integral

part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2007 and 2006

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2006	15,517,570	$14,974,007	$—	$(10,349,809)	$4,624,198
Conversion of principal and interest to common stock (Note 5)	568,082	690,061	—	—	690,061
Exercise of warrants (Note 5 and 8)	375,000	538,250	—	—	538,250
Exercise of non-qualified stock options (Note 8)	47,344	32,080	—	—	32,080
Stock based compensation (Note 8)	—	20,679	—	—	20,679
Net income	—	—	—	2,250,759	2,250,759

Balance, December 31, 2006	16,507,996	16,255,077	—	(8,099,050)	8,156,027

Exercise of non-qualified stock options (Note 8)	358,835	186,347	—	—	186,347
Stock Based Compensation (Note 8)	—	33,296	—	—	33,296
Additional paid in capital – convertible note & warrants (Note 5)	—	—	191,104	—	191,104
Net income	—	—		1,552,616	1,552,616
Balance, December 31, 2007	16,866,831	$16,474,720	191,104	$(6,546,434)	$10,119,390

The accompanying notes are an integral

part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2007 and 2006

	2007	2006
Cash flows from operating activities:
Net income	$1,552,616	$2,250,759
Adjustments to reconcile net income to net cash (used in)
provided by operating activities:
Depreciation and amortization	175,164	82,030
Loss on disposal of asset	(1,171)	—
stock based compensation expense	33,296	20,679
Non-cash payment of interest	—	1,994
Net changes in operating assets and liabilities:
Accounts receivable	239,552	(267,524)
Inventories	61,896	(427,562
Prepaid expenses and other current assets	(326,988)	109,819
Deferred tax asset	(170,000)	(48,000)
Prepaid products	(300,000)	—
Other assets	(108,704)	(423,893)
Accounts payable	(38,662)	252,321
Accrued liabilities	(575,474)	(26,359
Deferred extended warranty revenue	353,422	389,407
Customer deposits	(255,333)	(378,615)

Net cash provided by operating activities	639,614	1,535,056

Cash flows used in investing activities:
Capitalized merger-related costs	(527,327)	—
AcerMed asset purchase	(90,815)	—
Licensing rights	(75,000)	—
Patents	(31,407)	—
Acquisition of furniture and equipment	(200,278)	(364,796)

Net cash provided by investing activities	(924,827)	(364,796)

Cash flows from financing activities:
Principal payments on notes payable	(6,625)	(154,242)
Proceeds from borrowings under line of credit	—	150,000
Advance to related parties	(1,050,191)	—
Proceeds from notes receivable from related parties	—	486,803
Proceeds from note payable, other	2,579,370	—
Financing costs related to note payable, other	(148,365)
Additional paid in capital	191,104	—
Proceeds from sale of stock	186,347	570,330

Net cash provided by financing activities	1,751,640	1,052,891
Net increase in cash and cash equivalents	1,466,427	2,223,151
Cash and cash equivalents, beginning of the year	6,163,857	3,940,706

Cash and cash equivalents, end of the year	$7,630,284	$6,163,857

The accompanying notes are an integral

part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

STATEMENT OF CASH FLOWS

(Continued)

For the Years Ended December 31, 2007 and 2006

	2007	2006
Supplemental schedule of non cash financing activities:
Conversion of notes payable with common stock	$—	$688,067
Conversion of interest with common stock	$—	$1,994
Reduction in aggregate debt payable to significant
shareholders in exchange for inventory and other
noncash transactions, net	$—	$45,533
Addition to net receivable from significant shareholders in
exchange for inventory and other noncash transactions, net	$359,728	$-

Supplemental schedule of cash flow information:
Cash paid for taxes	$237,285	$49,173
Cash paid for interest	$33,048	$9,605

The accompanying notes are an integral

part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business

Ophthalmic Imaging Systems (the “Company,” “OIS,” “we,” “us,” or “our”) was incorporated under the laws of the State of California on July 14, 1986. The Company, headquartered in Sacramento, California, is engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. The Company’s products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

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

Our 2007 revenues include approximately $200,000 due to a change in estimate related to our rebate program. When a customer purchases an upgrade of our system, we generally quote a discount if the old system is returned to us. The customer receives an invoice in full and is expected to pay that full amount if the old system is not returned. When a customer pays the full amount, we keep the rebate portion in a deposit liability account assuming the customer is returning the system to us. We analyzed our deposit account this year and changed our estimate of how many systems will be returned and resulting in an increase to revenue.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

At December 31, 2007, the Company had deposits with carrying amounts of $7,630,284 and bank balances of $7,676,722. Federally insured balances totaled $300,000 and uninsured balances totaled $7,376,722 at December 31, 2007.

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s policy of requiring deposits from customers, the number of customers we have, and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. No single customer comprised 10% or more of net sales during the years ended December 31, 2007 or 2006.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues from sales to customers located outside of the United States accounted for approximately 5% of net sales during the years ended December 31, 2007 and 2006.
Inventories
Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.
Accounts Receivable Allowance

The Company generally offers to its customers terms of 50% deposit paid up-front, remaining 50% less installation portion net 15 days after shipment of product, and the installation portion after installation is complete. The allowance for doubtful accounts balances is estimated based on historical experience and any specific customer/installation issues that have been identified. The Company periodically assesses the adequacy of its recorded allowance for doubtful accounts, and adjusts the balance as necessary.

Changes in the allowance for doubtful accounts were as follows:

Allowance at January 1, 2006	$286,426
Provision	(26,593)

Allowance at December 31, 2006	259,833
Provision	(55,169)

Allowance at December 31, 2007	$204,664

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

Warranty Reserve

Our warranty reserve contains two components, a general product reserve on a per product basis and specific reserves created as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. Specific reserves usually arise from the introduction of new products and as issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

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
Advertising Costs
Advertising expenditures totaled $84,040 and $68,437, for the years ended December 31, 2007 and 2006, respectively.
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

The provisions of FIN 48 were adopted on January 1, 2007 and were applied to all tax positions. Only tax positions that meet the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. We previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flow.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments

At December 31, 2007 and 2006, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. The fair value of these financial instruments approximated their carrying value because of the short-term nature or variable rate terms of these instruments.

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

Convertible Debt Securities and Detachable Warrants

The Company entered into a Purchase Agreement with certain accredited pursuant to which we issued to the Purchasers Convertible Notes and warrants (See Note 5). The Company accounted for such securities in accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.”

According to APB 14, detachable warrants often trade separately from the debt instrument and therefore may be treated as separate securities. This pronouncement also states that the allocation of the debt and the warrants should be done on a relative fair value basis at the time of issuance and the portion allocated to the warrants should be accounted for as paid-in capital. The Company used the black and scholes model to calculate the fair value of the warrants at the time of issuance (assumptions used are displayed in table below).

According to EITF 00-27, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.

2007
Dividend Yield	None
Expected Volatility	58.76
Risk Free Interest Rate	4.52
Expected terms (years)	5

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impact of New Financial Accounting Statements
Financial Accounting Pronouncement FIN 48

Effective January 1, 2007, the Company adopted the provisions of FASB interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact from applying the provisions of FIN 48 on the Company’s earnings or financial position.

Financial Accounting Pronouncement FAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 – Fair Value Measurements. This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of FASB 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

Financial Accounting Pronouncement FAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (SFAS No. 141R). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis. We do not believe that the adoption of FASB 141 (R) will have a material impact on our financial position, results of operations or cash flows.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

2.	INVENTORIES
Inventories consist of the following as of December 31, 2007 and 2006:

	2007	2006
Raw materials	$277,964	$425,409
Work-in-process	45,719	75,039
Finished goods	422,659	307,790
	$746,342	$808,238

3.	FURNITURE AND EQUIPMENT
Furniture and equipment consist of the following as of December 31, 2007 and 2006:

	2007	2006
Research and manufacturing equipment	$180,819	$180,819
Office furniture and equipment	794,209	593,931
Demonstration equipment	19,368	19,368
	994,396	794,118
Less accumulated depreciation
and amortization	(577,558)	(403,565)
	$416,838	$390,553

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

4.	ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE
Accrued Liabilities
Accrued liabilities consist of the following as of December 31, 2007 and 2006:

	2007	2006
Accrued compensation	$724,350	$834,570
Accrued warranty expenses	122,250	395,575
Other accrued liabilities	590,713	788,729
	$1,437,313	$2,018,874

Product Warranty
Product warranty reserve changes consist of the following as of December 31, 2007 and 2006:

	2007	2006
Warranty balance at beginning of the year	$395,575	$614,251
Reductions for warranty services provided	(268,000)	(351,001)
Changes for accruals in current period	(5,325)	132,325
Warranty Balance at end of the year	$122,250	$395,575

Deferred Extended Warranty Revenue

In addition to the Company’s one-year warranty, the Company offers an extended warranty for an additional charge to the customer. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to four years. At December 31, 2007 and 2006, deferred extended warranty revenue was $1,604,315 and $1,250,893, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

5.	NOTES PAYABLE
Notes payable consist of the following at December 31, 2007 and 2006:

	2007	2006
Convertible note	$2,579,371
Other	14,498	$15,037

Total	2,593,869	15,037

Less: current portion	1,029,643	11,204

Long-term portion	$1,564,226	$3,833

On October 29, 2007, we entered into a Purchase Agreement with certain accredited investors or qualified institutional buyers named therein (the “Purchasers”), pursuant to which we issued to the Purchasers (i) an aggregate of  $2,750,000 in principal amount of our 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which Notes are convertible into 1,676,829 shares (the “Underlying Shares”) of our common stock, no par value, and (ii) warrants (“Warrants”) to purchase an aggregate of 616,671 shares (the “Warrant Shares”) of our common stock at an exercise price of $1.87 per share. We will use the proceeds from the issuance of the Notes for working capital and potential acquisitions.

The Company used APB 14 and EITF 00-27 to record the convertible debt. This treatment of convertible debt and detachable warrants comes up with an allocation of the fair market value of the notes versus the warrants. This calculated an effective interest rate due to the inclusion of the warrants. As a result, the Company allocated $191,104 to paid in capital, and to the discount of the note. This discount reflects the result of the effective interest rate due to the warrants and will be amortized over the life of the note to interest expense. In 2007, $20,475 of the discount was amortized to interest expense, leaving a remaining balance of $170,629. During 2007, the Company paid $30,785 of interest due on the note. There were no conversions or principal payments made during 2007. The remaining principal balance due on the note is $2,750,000, or $2,579,371 net of the discount.

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

The amount owed to United Mizrahi Bank by MediVision and secured by us as of December 31, 2007 was approximately $2,000,000.

On June 28, 2006, we and MediVision entered a License and Distribution Agreement (the “License and Distribution Agreement”) whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system, the Electro-Optical Unit, currently being developed, in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, among other things, we granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein and a license to use our patents to develop the Electro-Optical Unit and fulfill its obligations under this agreement. Our foregoing appointment as an exclusive distributor is conditional upon the payment of the $460,000 advance and MediVision’s successful completion of the engineering, mass manufacture, and supply of the Electro-Optical Unit, which has specifically dedicated features for the retinal market, in accordance with the technical specifications contained in this agreement. On September 21, 2006, we paid $160,000 based on the completion of the first milestone in the agreement. On June 20, 2007, we paid $150,000 based on the completion of the second milestone in the agreement. These milestone payments were attributed as partial payment of the $460,000 in advances we agreed to pay.

On April 9, 2007, we and MediVision entered into the First Addendum to the License and Distribution Agreement originally entered into on June 28, 2006. In connection with the first addendum, we issued a promissory note and entered into a security agreement to provide additional financing for the engineering of the Electro-Optical Unit. We agreed to loan MediVision up to $800,000 to be distributed to MediVision in various monthly sums as needed in accordance with the budget and schedule attached to the first addendum, beginning in April 2007 for amounts budgeted from January 2007 through December 2007. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 24 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under the first addendum or the related promissory note or security agreement, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of our common stock, owned by MediVision. The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $1.83, the average closing price of our common stock for the ten business days prior to April 9, 2007, less a 25% discount. If MediVision defaults on its repayment obligation as specified in the addendum, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit (the “MV Patent Rights”), calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time we exercise this option, multiplied by 25%.

On September 25, 2007, we and MediVision entered into a Second Addendum to the License and Distribution Agreement order to provide additional financing for the engineering of the Electro-Optical Unit. This addendum amends the License and Distribution Agreement entered into on June 28, 2006 and the First Addendum dated April 9, 2007. Under this second addendum, we agreed to increase the loan amount from an aggregate amount of $800,000 to an aggregate amount of up to $1,100,000. This addendum also contains the following provisions in connection with the revised loan amount, (1) the number of MediVision’s shares of our stock acting as collateral for the revised loan will be recalculated as set forth in the Second Addendum, (2) the formula to calculate our right to exercise an option in the MV Patent Rights will be changed in accordance with the revised loan amount and as set forth in the second addendum, and (3) certain increases to the number of advance order units and certain options thereto. The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $1.02, the average closing price of our common stock for the ten business days prior to September 25, 2007, less a 25% discount.

On January 30, 2008, we and MediVision entered into a Third Addendum to the License and Distribution Agreement, in order to provide additional financing for the engineering of the Electro-Optical Unit. This addendum amends the License and Distribution Agreement entered into on June 28, 2006, the First Addendum dated April 9, 2007, and the Second Addendum dated September 25, 2007. Under this third addendum, we agreed to increase the loan amount from an aggregate amount of $1,100,000 to an aggregate amount of up to $1,350,000. This addendum also contains the following provisions in connection with the revised loan, (1) the number of MediVision’s shares of our stock acting as collateral for the revised loan will be recalculated as set forth in the Third Addendum, (2) the formula to calculate our right to exercise an option in the MV Patent Rights will be changed in accordance with the revised loan amount and as set forth in the third addendum. The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount. MediVision has pledged as collateral for this note, and the $200,000 loan and security agreement described below, an aggregate 3,604,651 shares of our common stock.

On January 30, 2008, we also entered into a Loan and Security Agreement with MediVision whereby we agreed to lend to MediVision up to $200,000 upon their request for working capital. Interest will accrue on this note at 8% per annum. The loan is secured by MediVision’s shares in our stock. The number of shares will be calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount. MediVision has pledged as collateral for the $1,350,000 note described above, and this loan and security agreement, an aggregate of 3,604,651 shares of our common stock. As of March 14, 2008, MediVision’s principal outstanding under this Loan and Security Agreement is $200,000.

As of December 31, 2007, we had paid MediVision $1,013,460 and MediVision pledged as collateral 993,588 shares of our stock based on the calculated fixed share price of $1.02. As of March 14, 2008, we had paid MediVision $1,463,460 and MediVision pledged as collateral 3,604,651 shares of our stock based on the calculated fixed share price of $.43.

As of December 31, 2007, and March 14, 2008, MediVision owns approximately 56% of our outstanding common stock.

During the third quarter, we also entered into a non-binding agreement to acquire MediVision. Under the terms of the proposed agreement, MediVision’s outstanding shares will be converted into shares of OIS common stock at a yet to be determined conversion ratio. Outstanding options and warrants to purchase MediVision shares will be converted into options or warrants to purchase shares of OIS Common Stock. Once the acquisition is completed, MediVision will operate as our wholly owned subsidiary. We have capitalized the direct costs associated with the merger. To date, these costs have accumulated to approximately $527,000.

The Company had receivables of approximately $1,508,000 and $99,000 from MediVision as of December 31, 2007 and 2006, respectively.

Sales to MediVision during the fiscal years ended December 31, 2007 and 2006 totaled approximately $608,000 and $376,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of the Company’s products.

During the year ended December 31, 2007 and 2006, the Company paid $1,397,000 and $1,115,000 to MediVision for research and development performed on behalf of the Company.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)
CCS Pawlowski
The Company entered into an agreement with CCS Pawlowski GmbH (“CCS”), a German subsidiary of MediVision, whereas CCS will be a distributor for the Company in the Germany and Austria territories.
At December 31, 2007, the Company had recorded approximately $36,000 of amounts due from CCS, as compared to $62,000 due from CCS as of December 31, 2006.
Sales to CCS during the fiscal years ended December 31, 2007 and 2006 totaled approximately $170,000 and $399,000, respectively.
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

In consideration for the services provided, we agreed to pay MS a monthly sum of $3,300. In addition, MS is to be paid a yearly performance bonus of up to $20,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company’s Chairman of the Board. As of September 1, 2005, the monthly sum changed from $3,300 to $4,000, and the yearly performance bonus changed from $20,000 to $10,000. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of December 31, 2007. During 2007, MS earned fees of $36,000. This amount remains accrued, but not paid as of December 31, 2007.

Jonathan Adereth

Starting January 2005, Jonathan Adereth, a former director, serves as a consultant to the board of directors. The Company agreed to the following in connection with his service as a consultant. (i) to pay to Mr. Adereth, a monthly retainer of $2,000, (ii) to pay to Mr. Adereth a daily fee of $500 for physical attendance in meetings, and (iii) to reimburse Mr. Adereth for reasonable expenses incurred in connection with his services as a consultant to the Board of Directors. As of January 1, 2008, Mr. Adereth is no longer a consultant to the board of directors.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

7.	LINE OF CREDIT

In May 2003, the Company entered into a $150,000 line of credit agreement with Wells Fargo. The line is secured by a pledged deposit with the bank totaling $168,218 at December 31, 2007. Advances on the line bear interest at prime (7.25% at December 31, 2007) with interest due monthly. The line matures on September 10, 2008.

8.	SHARE-BASED COMPENSATION

At December 31, 2007, we have four active stock-based compensation plans (the “Plans”) and individual stock option agreements. Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

A summary of the Company’s plans as of December 31, 2007 is presented below:

Plan Name	Options Authorized Per Plan	Plan Expiration	Options Outstanding	Range of Exercise Prices	Available for Future Grants
1997 Nonstatutory Plan	1,000,000	October 2002	35,000	$0.63 - $1.38
Individual Stock Option Agreements	126,360	November 1998	7,020	$ 0.63
2000 Option Plan	1,500,000	September 2010	1,028,000	$0.10 - $2.83	206,999
2003 Option Plan	750,000	October 2013	558,666	$0.68 - $1.96	21,998
2005 Option Plan	750,000	December 2015	730,000	$0.82 - $1.05	20,000
			2,358,686		248,997

In calculating compensation recorded related to stock option grants for the year ended December 31, 2007, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 58.76%, risk-free interest rate of 4.52%, and expected term of 8 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

In calculating compensation recorded related to stock option grants for the year ended December 31, 2007, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 58.76%, risk-free interest rate of 4.52%, and expected term of 8 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION (Continued)

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black–Scholes-Merton option pricing model and the following weighted average assumptions:

	2007	2006
Dividend Yield	None	None
Expected volatility	58.76	88.54
Risk-free interest rate	4.52	4.27
Expected term (years)	8	10

A summary of the changes in stock options outstanding under our equity-based compensation plans during the fiscal year ended December 31, 2007 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,222,699	$ 0.65	7.03	$5,890,152
Granted	738,000	$ .96	8.07	—
Exercised	(358,835)	$ 0.52	-	—
Forfeited/Expired	(243,178)	$ 1.02	-	—
Outstanding at December 31, 2007	2,358,686	$ 0.73	6.59	—
Exercisable at December 31, 2007	1,506,727	$ 0.54	5.83	$241,076

Shares issued to non-employees reflected in the table above include 683,000 shares outstanding at January 1, 2007. 120,000 shares were granted, 33,335 shares were exercised, and 86,665 shares lapsed during the year ended December 31, 2007, resulting in 683,000 shares outstanding and 549,042 exercisable at December 31, 2007 for non-employees.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION (Continued)

The weighted-average grant-date fair value of options granted during 2007 was $.96. The weighted-average grant-date fair value of options calculated in accordance with FAS 123(R) granted during 2006 was $1.41. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $517,209, and $74,265, respectively.

A summary of the status of nonvested shares at December 31, 2007 and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2007	424,292	$0.99
Granted	736,667	0.95
Vested	(209,669)	0.98
Forfeited/Expired	(99,332)	1.29
Non-vested shares at December 31, 2007	851,958	$1.05

Non-vested shares relating to non-employees reflected in the table above include 104,958 and 133,958 shares outstanding at January 1, 2007 and December 31, 2007, respectively.
As of December 31, 2007, there was $92,262 total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized through 2010.
Cash received from warrant and stock option exercises for the years ended December 31, 2007, and 2006 was $186,347 and $32,080, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES

In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future, and projected taxable income in 2008. In 2007, we did not have enough available information to look beyond the year 2014 when assessing the amount of deferred tax assets that are more likely than not to be used. We have no net operating loss carryforward for California state income tax purposes. In 2006, the Company used the federal tax credit carryforward of approximately $175,000. Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

The income tax (benefit) expense for the years ended December 31, 2007 and 2006 consisted of the following:

	Federal	State	Total
2007
Current	$131,000	$39,940	$170,940
Deferred	470,000	86,000	556,000
Change in valuation allowance	(640,000)	(86,000)	(726,000)
Total income tax (benefit)	$(39,000)	$39,940	$940
2006
Current	$(53,000)	$70,000	$17,000
Deferred	841,000	95,000	936,000
Change in valuation allowance	(914,000)	(70,000)	(984,000)
Total income tax (benefit)	$(126,000)	$95,000	$(31,000)

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)
The Company’s effective tax rate for the years ended December 31, 2007 and 2006 was 0% and (1)%. The reconciliation of the statutory rate to the effective rate is as follows:

	2007	2006
Statutory rate	34%	34%
State income taxes, net of Federal benefit	6	6
Other	(20)	(10)
Utilization of net operating losses	(9)	(22)
Change in valuation allowance	(11)	(9)
Total	0%	(1)%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$1,448,000	$1,547,000
Inventory reserves	129,000	649,000
Payroll related accruals	119,000	165,000
Warranty accrual	53,000	170,000
Accounts receivable reserve	306,000	111,000
Uniform capitalization	15,000	37,000
Deferred revenue	688,000	536,000
AMT credit carryover	—	70,000
Total deferred tax assets	2,758,000	3,285,000
Valuation allowance	(1,359,000)	(2,085,000)
Net deferred tax assets	1,399,000	1,200,000
Deferred tax liabilities:
Depreciation	(57,000)	(28,000)
Net deferred tax assets	$1,342,000	1,172,000

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

At December 31, 2007 and 2006, management reviewed recent operating results and projected future operating results. At the end of each of these years, management determined that it was more likely than not that a portion of the deferred tax assets attributable to net operating losses would likely be realized. In order to realize our tax asset in 2007 and 2006, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 12 and 13 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000. We became profitable in 2001 and have been profitable for the last six years. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in. In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future, and projected taxable income in 2008. In 2007, we did not have enough available information to look beyond the year 2014 when assessing the amount of deferred tax assets that are more likely than not to be used. In 2006, we made an assessment that we will be able to use five years of capped net operating losses in the future, and projected taxable income in 2007. In 2006, we did not have enough available information to look beyond the year 2012 when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses, especially if the losses were not due to an extraordinary item. In the fourth quarter of every fiscal year, we participate in the industry’s largest tradeshow of the year, which results in approximately 25% of our revenue generated in the last month of the fiscal year. This tradeshow substantially influences the outcome of our profitability for that year, as well as gives us an indication of the years to come. We consider the sales data from this period and the general market response to our new products when preparing our evaluation of our valuation allowance. Due to the Company’s limited history of profitable operations, management has recorded a valuation allowance of $1,359,000 and $2,085,000 at December 31, 2007 and 2006, respectively. The amount of the valuation allowance will be adjusted in the future if management determines that it is more likely than not the deferred assets will be realized.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

10.	COMMITMENTS AND CONTINGENCIES
Security Interest

In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd. Bank, limited to $2 million, as security for amounts borrowed by MediVision from the bank and advanced to the Company under the note agreements (Note 6).

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a noncancellable operating lease that expires in June 2009. The lease agreement provides for minimum lease payments of $146,546 for the year ended December 31, 2008, and $75,833 for the year ended December 31, 2009. Abraxas leases a facility for their office under a noncancellable operating lease that expires in April 2009. The lease agreement provides for minimum lease payments of $84,000 for the year ended December 31, 2008, and $28,000 for the year ended December 31, 2009.

Rental expense charged to operations for all operating leases was approximately $142,000 during the year ended December 31, 2007 and $106,000 during the year ended December 31, 2006.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO FINANCIAL STATEMENTS

(Continued)

11.	WARRANTS
Warrant activity for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007		2006
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	313,000	$1.64	688,000	$1.53
Granted	616,671	1.87
Exercised			375,000	1.44
Outstanding at end of year	929,671	1.79	313,000	1.64
Currently exercisable	929,671	1.79	313,000	1.64

On October 29, 2007, we entered into a Purchase Agreement with The Tail Wind Fund and Solomon Strategic Holdings, Inc. Within this agreement, there were warrants issued to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. 526,973 of the warrants were issued to The Tail Wind Fund and 89,698 were issued to Solomon Strategic Holdings, Inc.

The 313,000 warrants outstanding as of January 1, 2007 and December 31, 2007 were issued in conjunction with the debt offerings for Laurus Master Fund.

There were 929,671 warrants outstanding and exercisable as of December 31, 2007 with a weighted average remaining contractual life of 3.73 years, a weighted average exercise price of $1.79. The 313,000 warrants issued to Laurus Master Fund outstanding on December 31, 2007 expire on April 27, 2009. The 616,671 warrants issued to The Tail Wind Fund and Solomon Strategic Holdings expire on December 10, 2012. There is no intrinsic value of warrants outstanding at December 31, 2007.

During 2006, Laurus converted 375,000 of common stock warrants for $538,250. The intrinsic value of the warrants exercised in 2006 was $427,500 and the intrinsic value of warrants outstanding at December 31, 2006 was $519,580.

12.	ACERMED ASSET PURCHASE

In January 2008, the Company reached an agreement to purchase, through it’s newly established subsidiary, Abraxas Medical Solutions, Inc., substantially all of the assets of Acermed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management software. and the transaction was approved by the California Central Bankruptcy Court. As of December 31, 2007, we capitalized $90,815 of costs associated with this purchase consisting primarily of direct legal expenses.

13.	SUBSEQUENT EVENTS

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary us (“Merger Sub”), and MediVision Medical Imaging Ltd., an Israeli company (“MediVision”), pursuant to which Merger Sub will merge with and into MediVision (the “Merger”), MediVision will become a wholly owned subsidiary of us and Merger Sub will cease to exist. At the effective time of the Merger (the “Effective Time”) (1) each ordinary share, par value NIS 0.1 per share, of MediVision (“MediVision Shares”) issued and outstanding immediately before the Effective Time, will be automatically converted into 1.62 shares of our common stock and each outstanding option to purchase MediVision Shares under certain of MediVision’s stock option plans, warrants or other rights to purchase MediVision Shares will be assumed by us such that it is converted into an option to purchase our common stock.

Consummation of the Merger is subject to certain conditions, including among others, (i) the approval of the holders of our common stock and MediVision Shares, (ii) the declaration by the SEC that the S-4 Registration Statement, registering shares of our common stock to be issued to MediVision’s shareholders pursuant to the Merger Agreement, has become effective under the Securities Act of 1933, as amended, (iii) the receipt of a permit of the “Israeli Prospectus,” a prospectus containing the Prospectus/Proxy Statement and any additional disclosures and that complies in form and substance with applicable Israeli Law and regulations in connection with the issuance of shares of our common stock in the Merger, from the Israeli Securities Authority, (iv) the approval of the applicable Belgian, Israeli, and U.S. governmental entities required for the consummation of the Merger and other transactions contemplated by the Merger Agreement, and (v) the elapse of certain Israeli statutory waiting periods.

We have capitalized the direct costs associated with the merger. To date, these costs have accumulated to approximately $527,327.

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

Item 8A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Management of the Company, including the Company’s principal executive officer and principal financial officer, identified a material weakness and significant deficiency in the Company’s internal control over financial reporting, as more fully described below in “Management’s Annual Report on Internal Control over Financial Reporting.” Solely as a result of this significant deficiency and material weakness, Management of the Company, including the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

Management of the Company, including the Company’s principal executive officer and principal financial officer, has developed and implemented remedial measures to address this significant deficiency and material weakness, as described below in “Management’s Annual Report on Internal Control over Financial Reporting.”

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” of the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion. In connection with this evaluation, the Company’s management identified a significant deficiency and a material weakness (as defined by the Public Company’s Accounting Oversight Board, Auditing Standard No.2) in its internal control over financial reporting.

Our 2007 revenues include approximately $200,000 due to a change in estimate related to our rebate program. When a customer purchases an upgrade of our system, we generally quote a discount if the old system is returned to us. The customer receives an invoice in full and is expected to pay that full amount if the old system is not returned. When a customer pays the full amount, we keep the rebate portion in a deposit liability account assuming the customer is returning the system to us. We analyzed our deposit account this year and changed our estimate of how many systems will be returned and resulting in an increase to revenue. The significant deficiency related to the fact that when we analyzed our deposit account and changed our estimate of how many systems will be returned, we did not have adequate documentation gathered at the time we recorded the outcomes of the change in estimate.

As of the filing of this report, the Company has developed procedures in order to ensure adequate documentation is gathered at the time we record outcomes related to changes in estimates.

The material weakness related to the fact that the Company recorded sales at or near an end of a reporting period under a bill and hold revenue recognition procedure defined by the SEC in Staff Accounting Bulletin no. 104 without completing all of the necessary documentation to support this treatment This issue was identified and therefore, the revenue was not recognized at year-end.

As of the filing of this report, the Company has developed procedures in order to ensure adequate documentation is completed prior to recognizing revenue under the Bill and Hold policy.

Based on that evaluation, taking into account, the significant deficiency and material weakness described above, the company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no material changes in our internal control over financial reporting during 2007 that has materially affected, or is reasonably likely to material effect our internal controls over financial reporting

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)	Directors and Executive Officers

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position
Gil Allon	46	Director, and Chief Executive Officer
Ariel Shenhar	42	Director, Chief Financial Officer, and Secretary
Yigal Berman	59	Director
Jonathan Phillips	35	Director
William Greer	41	Director
Mark De Clerck	49	Director

Gil Allon has served as a member of our Board of Directors since August 2000, as our acting Chief Executive Officer since September 2000 and as our Chief Executive Officer since January 2002. Mr. Allon is also a member of the Compensation, Option and Nomination Committees of our Board of Directors. Mr. Allon has served as the Vice President and Chief Operating Officer of MediVision from June 1993 until August 2000. Mr. Allon also served as a member of the Board of Directors of MediVision since MediVision’s inception in June 1993 through December 2004. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999.

Ariel Shenhar has served as a member of our Board of Directors since August 2000, has served as our Vice President and Chief Financial Officer since July 2002, and as our Secretary since August 2002. Mr. Shenhar has also served as a member of the Board of Directors of MediVision from August 1994 through December 2004 and as its Vice President and Chief Financial Officer from January 1997 until May 2005. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli public company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski & Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. Mr. Shenhar received his B.A. in Economics and Accounting in June 1992 and his M.B.A. in Finance, with distinction, in June 1999 both from the Hebrew University in Jerusalem, Israel, and has been a Certified Public Accountant since January 1997.

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

Jonathan R. Phillips has served as an independent director on OIS’ Board of Directors since August 2007. Mr. Phillips is currently a member of the Nomination, Audit and Compensation Committees of OIS’ Board of Directors. Since 2005, Mr. Phillips has been a Managing Director and Founder of Healthcare Growth Partners, a company that specializes in strategic and financial advisory services to healthcare technology companies. He also is currently on the Board of Directors of Streamline Health Solutions, a NASDAQ listed company, and serves on its audit and compensation committees. Prior to founding Healthcare Growth Partners, Mr. Phillips served for five years, from 2000 to 2005, as a healthcare investment banker at William Blair & Company and also at Deloitte Consulting specializing in projects for healthcare and non-healthcare clients. He received a Masters of Business Administration from Northwestern University.

William Greer has served as an independent director on OIS’ Board of Directors since August 2007. Mr. Greer is currently a member of the Audit Committee of OIS’ Board of Directors. Since 2003, Mr. Greer has been the President and CEO of Evolved Digital Systems Inc. (TSE:EVD), a healthcare technology solutions company based in Montreal. Prior to joining Evolved Digital Systems, he served various senior finance and accounting positions for the Investment Products unit of CAN Insurance Company, RHI Management Solutions and Southern Financial. Additionally, Mr. Greer has worked at the accounting firms of William Crosslin, Sparks & Vaden and Kraft Bros., Esstman, Patton & Harrell. Mr. Greer received a Bachelor of Science from the University of Tennessee at Martin and was a scholarship recipient to the Graduate School of Banking of the South at Louisiana State University.

Marc De Clerck has served as an independent director on OIS’ Board of Directors since February 2008. Mr. De Clerck is currently the head of the Global Business Growth Center of the Healthcare Business Group at Agfa Gevaert N.V., a Belgian company specializing in analog and digital imaging systems and IT solutions, mainly for the printing industry and the healthcare sector. He also serves as a director on Agfa’s board. Since 1983, Mr. De Clerck has served in various other positions within Agfa. Agfa holds a 19% ownership interest in MediVision Medical Imaging Ltd., our parent company. Mr. De Clerck has graduated with Masters Degrees in Civil Engineering in Electro-Mechanics and in Biomedical Techniques from Catholic University Louvain.

(b)	Audit Committee Financial Expert

Our Audit Committee is comprised of Yigal Berman, Jonathan R. Phillips, and William Greer. Our Board of Directors has determined that Yigal Berman, the Chairman of the Audit Committee, qualifies as an audit committee financial expert. This qualification is based upon his education and experience, more fully described above in his biography.

(c)	Section 16 (a) Compliance

Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended December 31, 2007, our acting officers, directors and holders of more than 10% of our outstanding common stock complied with all Section 16(a) filing requirements, except as follows: Mr. Phillips failed to timely file one Form 3 on August 28, 2007 reporting no transactions; and Mr. Greer failed to timely file one Form 3 on August 28, 2007 reporting no transactions. We were not furnished any Forms 5 with respect to fiscal 2007.

(d)	Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. Our Code of Ethics is attached to this Form 10-KSB as Exhibit 14. We will provide to any person upon request, without charge, a copy of the Code of Ethics. Such request is to be submitted in writing to us at: Ophthalmic Imaging Systems, Attention: Ariel Shenhar, 221 Lathrop Way, Suite I, Sacramento, California 95815.

(e)	Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on January 31, 2008.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)		Total ($)| (j)
Gil Allon	2007	$209,808	$55,000	(1)	-	-	-	-	$11,408	(2)	$286,216
(Chief Executive Officer)	2006	$183,558	$47,627		-	-	-	-	$9,616		$240,801
Ariel Shenhar	2007	$191,808	$50,000	(3)	-	-	-	-	$11,408	(4)	$258,216
(Vice President and Chief Financial Officer)	2006	$164,981	$43,035		-	-	-	-	$9,616		$217,632

(1)	Represents the bonus accrued in the financial statements. As of March 14, 2008, we have paid $55,000 of the bonus.
(2)	Represents automobile expenses we paid for on behalf of Mr. Allon.
(3)	Represents the bonus accrued. As of March 14, 2008, we have paid $50,000 of the bonus.
(4)	Represents automobile expenses that we paid on behalf of Mr. Shenhar.

Employment Agreements

We entered into an employment agreement with Mr. Allon for his services as Chief Executive Officer on December 1, 2001 as amended. The agreement provides for an indefinite term. Mr. Allon is also eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice. The current agreement sets Mr. Allon’s salary at $218,000, with a maximum bonus for 2007 of $65,000, effective June 18, 2007.

We also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, commencing on July 22, 2002 Mr. Shenhar is also be eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice. The current agreement sets Mr. Shenhar’s salary at $200,000, with a maximum bonus for 2007 of $55,000, effective June 18, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Award at Fiscal Year-end
Option Awards						Stock Award
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equiy Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Gil Allon	360,000				$0.406	4/9/2013				-
(Chief Executive Officer)	90,000				$0.681	10/22/2014
	20,000	13,333	(1)		$ 1.83	6/14/2016
		130,000	(2)		$ .82	12/19/2015
		130,000	(2)		$ 1.05	12/19/2015
Ariel Shenhar	200,000				$0.406	4/9/2013				-
(Vice President and Chief Financial Officer)		115,000	(3)		$ .82	12/19/2015
		115,000	(3)		$ 1.05	12/19/2015
	75,000				$0.681	10/22/2014

(1)	These options were granted to Mr. Allon’s spouse, Karin Alon, and vest equally over three years every six months (1/6 every 6 months) beginning on January 1, 2007.
(2)

These options vest equally over three years every six months (1/6 every 6 months) beginning on June 19, 2008. At December 19, 2007, 130,000 options were granted at a premium of 12% and 130,000 options were granted at a premium of 44%.

(3)

These options vest equally over three years every six months (1/6 every 6 months) beginning on June 19, 2008. At December 19, 2007, 115,000 options were granted at a premium of 12% and 115,000 options were granted at a premium of 44%.

Compensation of Directors

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)		Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Gil Allon			$28,957	(1)	-	-	-	-	$28,957
Ariel Shenhar			$25,617	(2)	-	-	-	-	$25,617
William Greer	$7,777	(3)	$7,683	(4)	-	-	-	-	$15,460
Jonathan Phillips	$8,013	(5)	$7,683	(6)	-	-	-	-	$15,696
Yigal Berman	$4,911	(7)	-		-	-	-	-	$4,911
Michael Benoff	$38,825	(8)	-		-	-	-	-	$38,825
Merle Symes	$9,879	(9)	-		-	-	-	-	$9,879

(1)

On December 19, 2007, the Board granted Mr. Allon options to purchase 260,000 shares of our common stock, expiring on December 19, 2015. 130,000 these options are exercisable at $0.82 cents per share and the remaining 130,000 are exercisable at $1.05 per share. The options vest in six equal semi-annual installments, beginning June 19, 2008. At December 19, 2007, 130,000 options were granted at a premium of 12% and 130,000 options were granted at a premium of 44%.

(2)

On December 19, 2007, the Board granted Mr. Shenhar options to purchase 230,000 shares of our common stock, expiring on December 19, 2015. 115,000 these options are exercisable at $0.82 cents per share and the remaining 115,000 are exercisable at $1.05 per share. The options vest in six equal semi-annual installments, beginning June 19, 2008. At December 19, 2007, 115,000 options were granted at a premium of 12% and 115,000 options were granted at a premium of 44%.

(3)	Mr. Greer joined the board on August 22, 2007. He received approximately $7,777 for his services in relation to his services as a Director during the fiscal year 2007.
(4)

On December 19, 2007, the Board granted Mr. Greer options to purchase 60,000 shares of our common stock, expiring on December 19, 2015. 30,000 these options are exercisable at $0.82 cents per share and the remaining 30,000 are exercisable at $1.05 per share. The options vest in six equal semi-annual installments, beginning June 19, 2008.

(5)	Mr. Phillips joined the board on August 22, 2007. He received approximately $8,013 for his services in relation to his services as a Director during the fiscal year 2007.
(6)

On December 19, 2007, the Board granted Mr. Phillips options to purchase 60,000 shares of our common stock, expiring on December 19, 2015. 30,000 these options are exercisable at $0.82 cents per share and the remaining 30,000 are exercisable at $1.05 per share. The options vest in six equal semi-annual installments, beginning June 19, 2008.

(7)	Mr. Berman received reimbursement of out of pocket expenses related to physical board meetings
(8)

Mr. Benoff received approximately $14,350 for his services in relation to his services as a Director during the fiscal year 2007. Mr. Benoff received $24,475 for services rendered as a consultant to the Special Committee during the fiscal year 2007. Mr. Benoff resigned from the Board on August 22, 2007.

(9)

Mr. Symes received approximately $7,500 for his services, and $2,379 for reimbursable expenses, in relation to his services as a Director during the fiscal year 2007. Mr. Symes resigned from the Board on August 22, 2007.

Director Compensation Arrangements

We are obligated to pay Mr. Berman out of pocket expenses related to physical board meetings.

Pursuant to a letter agreement executed on August 31, 2007 between Mr. Greer and OIS, OIS agreed to the following in connection with his service as a director: (i) to pay Mr. Greer, in four equal quarterly installments, an annual retainer in the aggregate amount of $15,000 for attendance at up to three Board or Committee meetings per quarter, (ii) to pay Mr. Greer a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of three Board meetings per quarter.

Pursuant to a letter agreement executed on August 31, 2007 between Mr. Phillips and OIS, OIS agreed to the following in connection with his service as a director: (i) to pay Mr. Phillips, in four equal quarterly installments, an annual retainer in the aggregate amount of $15,000 for attendance at up to three Board or Committee meetings per quarter, (ii) to pay Mr. Greer a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of three Board meetings per quarter.

Pursuant to a letter agreement executed on June 25, 2004 between Mr. Benoff and us, we agreed to the following in connection with his service as a director: (i) to grant Mr. Benoff options to purchase up to 40,000 shares of our Common Stock, at a per share price not less than fair market value on the date of the grant, (ii) to pay Mr. Benoff, in four equal quarterly installments, an annual retainer in the aggregate amount of $6,000 for attendance at up to two Board meetings per quarter, (iii) to pay to Mr. Benoff a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of two Board meetings per quarter and reimbursement for related expenses. The above referenced options were granted by the Board in October 2004 at a per share exercise price of $0.68. On March 26, 2007, the compensation committee finalized an approval to increase Mr. Benoff’s annual retainer to $15,000 for attendance at up to two Board meetings per quarter, effective January 1, 2007. Mr. Benoff resigned from the Board on August 22, 2007.

Pursuant to a letter agreement executed on July 20, 2005 between Mr. Symes and us, we agreed to the following in connection with his service as a director: (i) to grant Mr. Symes options to purchase up to 40,000 shares of our common stock, at a per share price not less than fair market value on the date of the grant vesting over a three-year period, (ii) to pay Mr. Symes, in four equal quarterly installments, an annual retainer in the aggregate amount of $6,000 for attendance at up to two Board meetings per quarter, (iii) to pay Mr. Symes a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of two Board meetings per quarter and reimbursement for related expenses. The above referenced options were granted by the Board in August 2005 at a per share exercise price of $1.20. On March 26, 2007, the compensation committee finalized an approval to increase Mr. Symes annual retainer to $15,000 for attendance at up to two Board meetings per quarter, effective January 1, 2007. Mr. Symes resigned from the Board on August 22, 2007.

No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, we have not paid any director compensation.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2008, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is 221 Lathrop Way, Suite I, Sacramento, California 95815.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Management and the Board

Gil Allon	460,000	(1)(2)	2.7%

Ariel Shenhar	275,000	(1)	1.6%

William Greer	—		—

Jonathan R. Phillips	—		—

Yigal Berman	—		—

Marc De Clerck	—		—

Directors and Officers as a group	735,000	(1)	4.4%
(total of 5 persons)

5% Shareholders

MediVision Medical Imaging Ltd.	9,380,843	(3)	55.6%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

Healthinvest Partners	1,252,397		7.4%
Arsenalsgatan 4
SE-111 47 Stockholm
Sweden

Wasatch Advisors	995,690		5.9%
150 Social Hall Ave, 4th Floor
Salt Lake City, UT 84111

________________

(1)	Represents shares subject to stock options exercisable within 60 days from March 14, 2008.
(2)	Includes indirect beneficial ownership by spouse of stock options to purchase 50,000 shares.
(3)	Includes 5,949,651 of shares pledged as security.

Item 12.	Certain Relationships, Related Transactions and Director Independence

(a)	Related Party Transactions

In January 2004, we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, a former Director of the Company, served on the Board until December 2004. Under the terms of the agreement, MS provides services to us primarily in the business development field in ophthalmology, including business cooperation, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, we agreed to pay MS a monthly sum of $3,300, increased to $4,000 beginning September 1, 2005. In addition, as of September 1, 2005, MS is to be paid a yearly performance bonus of up to $10,000 upon achievement of goals under the terms of the agreement as determined by MS, Noam Allon and our Chairman of the Board. During the year ended December 31, 2005, MS earned fees of $42,400. MS was paid out $30,400 out of the $42,400 and the remainder remains accrued, and not yet paid, as of December 31, 2007. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of December 31, 2007. During the year ended December 31, 2007, MS earned fees of $36,000. This amount remains accrued, but no paid as of December 31, 2007.

On June 28, 2006, we and MediVision, our parent company, entered into a Loan and Security Agreement, amended on January 30, 2008, whereby we agreed to provide MediVision with a credit line of up to $200,000 upon their request for working capital. Interest will accrue on this note at 8% per annum. MediVision has pledged as collateral for this agreement, and the $1,350,000 note described below, an aggregate 3,604,651 shares of our common stock. The number of shares was calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount. As of March 14, 2008, $200,000 was outstanding on this loan. For more detail, see Item 1. Description of Business – OIS Sales, Marketing and Distribution.

OIS also entered into a Research and Development Services Agreement and a Distribution Agreement with MediVision, and a Distribution Agreement with CCS, an affiliate, which are also discussed in greater detail in Item 1. Description of Business – OIS Research and Development. During 2007, we paid MediVision $1,397,000 for research and development performed on our behalf and sales of products to MediVision totaled approximately $608,000. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of our products.

As of December 31, 2007, under the Distribution Agreement with CCS, we recorded approximately $36,000 of amounts due from CCS. During 2007, sales to CCS under the Distribution Agreement totaled approximately $170,000.

On June 28, 2006, we and MediVision entered into a License and Distribution Agreement. This agreement was amended on April 9, 2007, September 25, 2007, and January 30, 2008. Under this agreement, we agreed to lend MediVision up to $1,350,000, bearing interest at 8% per annum. MediVision has pledged as collateral for this note, and the $200,000 loan and security agreement described above, an aggregate 3,604,651 shares of our common stock. For the fiscal year ended December 31, 2007, (1) the largest aggregate amount of principal outstanding was $1,013,460, (2) MediVision paid none of the principal outstanding, (3) MediVision paid no interest. As of March 14, 2008, MediVision owed us $1,263,460 under this agreement, as amended. For more details, see Item 1. Description of Business – OIS Sales, Marketing and Distribution. For more detail, see Item 1. Description of Business – OIS Sales, Marketing and Distribution.

(b)	Parent Information

MediVision is OIS’ parent company based on its 56% ownership of our common stock.

Pursuant to certain agreements between Agfa and MediVision, MediVision must receive Agfa’s approval when voting upon proposals that concern the sales of OIS or substantially all of OIS’ assets and to issue stock at levels that require shareholder approval.

(c)	Directors

Yigal Berman, Jonathan Phillips, and William Greer are independent directors as defined by the Nasdaq Marketplace Rules. Gil Allon, who is not an independent director, is a member of the Compensation, Option and Nomination Committees of our Board of Directors.

Item 13.	Exhibits

Exhibit Number	Description of Exhibit	Footnote Reference
3.1	Articles of Incorporation of Ophthalmic Imaging Systems, as amended.	(1)
3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems)	(4)
3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series B Preferred Stock of Ophthalmic Imaging Systems).	(7)
3.4	Amended and Restated Bylaws of Ophthalmic Imaging Systems.	(27)
4.1	Specimen of Stock Certificate.	(1)
4.2	Securities Purchase Agreement dated September 25, 2003 by and between Ophthalmic Imaging Systems and Laurus Master Fund, Ltd.	(13)
4.3	Secured Convertible Term Note dated September 25, 2003 issued to Laurus.	(14)
4.4	Common Stock Purchase Warrant dated September 25, 2003 by and between Ophthalmic Imaging Systems and Laurus.	(15)
4.5	Registration Rights Agreement dated September 25, 2003 by and between Ophthalmic Imaging Systems and Laurus.	(16)
4.6	Security Agreement dated September 25, 2003 by and between Ophthalmic Imaging Systems and Laurus.	(17)

Exhibit Number	Description of Exhibit	Footnote Reference
4.7	Securities Purchase Agreement dated April 27, 2004 by and between Ophthalmic Imaging Systems and Laurus.	(20)
4.8	Secured Convertible Term Note dated April 27, 2004 issued to Laurus.	(21)
4.9	Common Stock Purchase Warrant dated April 27, 2004 by and between Ophthalmic Imaging Systems and Laurus.	(22)
4.10	Registration Rights Agreement dated April 27, 2004 by and between Ophthalmic Imaging Systems and Laurus.	(23)
4.11	Security Agreement dated April 27, 2004 by and between Ophthalmic Imaging Systems and Laurus.	(24)
4.12	Purchase Agreement dated October 29, 2007 among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(31)
4.13	Form of Convertible Notes, dated October 29, 2007.	(31)
4.14	Form of Warrant dated October 29, 2007.	(31)
4.15	Registration Rights Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc.	(31)
10.1	Lease Agreement, dated as of April 21, 2001, between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(11)
10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(26)
10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(26)
10.4	Confidentiality Agreement dated March 27, 1992 between Ophthalmic Imaging Systems and Steven R. Verdooner.	(1)
10.5	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to Ophthalmic Imaging Systems by Steven R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark Office).	(1)
10.6	Form of International Distribution Agreement used by Ophthalmic Imaging Systems and sample form of End User Software License Agreement.	(1)
10.7	Stock Option Plan.	(2)+
10.8	Rental Agreement dated May 1, 1994 by and between Ophthalmic Imaging Systems and Robert J. Rossetti.	(3)

Exhibit Number	Description of Exhibit	Footnote Reference
10.9	Ophthalmic Imaging Systems’ 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(5)+
10.10	Form of Indemnification Agreement between Ophthalmic Imaging Systems and each of its directors, officers and certain key employees.	(6)
10.11	Working Capital Funding Agreement dated as of July 13, 2000 by and between MediVision and Ophthalmic Imaging Systems.	(8)
10.12	Amendment No. 1 to Working Capital Funding Agreement dated as of July 1, 2001 by and between MediVision and Ophthalmic Imaging Systems.	(10)
10.13	Registration Rights Agreement dated as of August 2000 by and between MediVision and the Ophthalmic Imaging Systems.	(8)
10.14	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United States Binational Industrial Research and Development Foundation, MediVision and Ophthalmic Imaging Systems.	(9)
10.15	2000 Stock Option Plan.	(11)+
10.16	2003 Stock Option Plan.	(18)
10.17	Loan and Security Agreement dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(28)
10.18	Promissory Note dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(26)
10.19	Secured Debenture dated as of July 20, 2005 by and between Ophthalmic Imaging Systems and United Mizrahi Bank Ltd.	(28)
10.20	Research and Development Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(29)
10.21	Distribution Agreement dated as of February 14, 2006 by and between Ophthalmic Imaging Systems and CCS Pawlowski GmbH.	(29)
10.22	Distribution Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.	(29)
10.23	Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems, MediStrategy Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.	(29)
10.24	Employment Agreement dated December 1, 2001 between Ophthalmic Imaging Systems and Gil Allon.	(30)

Exhibit Number	Description of Exhibit	Footnote Reference
10.25	Amendment to Employment Agreement dated April 12, 2006 between Ophthalmic Imaging Systems. and Gil Allon.	(30)
10.26	Employment Agreement dated July 11, 2002, between Ophthalmic Imaging Systems and Ariel Shenhar.	(30)
10.27	Amendment to Employment Agreement dated December 3, 2003, between Ophthalmic Imaging Systems and Ariel Shenhar.	(30)
10.28	Amendment to Employment Agreement dated February 29, 2004, between Ophthalmic Imaging Systems and Ariel Shenhar.	(30)
10.29	Amendment to Employment Agreement dated April 12, 2006, between Ophthalmic Imaging Systems and Ariel Shenhar.	(30)
10.30	Purchase Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, the Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc.	(31)
14	Code of Ethics.	(26)
23.1	Consent of Perry-Smith LLP, Independent Auditors.	*
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Ophthalmic Imaging Systems’ Registration Statement on Form S-18, number 33-46864-LA.

(2)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993, filed on November 26, 1993.

(3)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1994, filed on November 29, 1994.

(4)	Incorporated by reference to Exhibit A of Exhibit 1 of Ophthalmic Imaging Systems’ Form 8-K, filed on January 2, 1998.

(5)	Incorporated by reference to Ophthalmic Imaging Systems’ Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

(6)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(7)	Incorporated by reference to Exhibit 3.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on November 24, 1999.

(8)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 2000, filed on December 13, 2000.

(9)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.

(10)	Incorporated by reference to Ophthalmic Imaging Systems’ Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed on November 14, 2001.

(11)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.

(12)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002, filed on March 27, 2003.

(13)	Incorporated by reference to Exhibit 4.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on October 1, 2003.

(14)	Incorporated by reference to Exhibit 4.2 of Ophthalmic Imaging Systems’ Form 8-K, filed on October 1, 2003.

(15)	Incorporated by reference to Exhibit 4.3 of Ophthalmic Imaging Systems’ Form 8-K, filed on October 1, 2003.

(16)	Incorporated by reference to Exhibit 4.4 of Ophthalmic Imaging Systems’ Form 8-K, filed on October 1, 2003.

(17)	Incorporated by reference to Exhibit 4.5 of Ophthalmic Imaging Systems’ Form 8-K, filed on October 1, 2003.

(18)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed on March 25, 2004.

(19)	Incorporated by reference to Exhibit 4.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on April 29, 2004.

(20)	Incorporated by reference to Exhibit 4.2 of Ophthalmic Imaging Systems’ Form 8-K, filed on April 29, 2004.

(21)	Incorporated by reference to Exhibit 4.3 of Ophthalmic Imaging Systems’ Form 8-K, filed on April 29, 2004.

(22)	Incorporated by reference to Exhibit 4.4 of Ophthalmic Imaging Systems’ Form 8-K, filed on April 29, 2004.

(23)	Incorporated by reference to Exhibit 4.5 of Ophthalmic Imaging Systems’ Form 8-K, filed on April 29, 2004.

(24)	Incorporated by reference to Exhibit 10.1 of Ophthalmic Imaging Systems’ Form 8-K filed on December 30, 2004.

(25)	Incorporated by reference to Exhibit 10.2 of Ophthalmic Imaging Systems’ Form 8-K filed on December 30, 2004.

(26)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.

(27)	Incorporated by reference to Exhibit 99.1 of Ophthalmic Imaging Systems’ Form 8-K filed on May 5, 2005.

(28)	Incorporated by reference to Exhibit 99.2 of Ophthalmic Imaging Systems’ Form 8-K filed on July 25, 2005.

(29)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 28, 2006.

(30)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 29, 2006.

(31)	Incorporated by reference to Ophthalmic Imaging Systems’ Form 8-K filed on October 31, 2007.

Item 14.	Principal Accountant Fees and Services

For the fiscal years ended December 31, 2007 and December 31, 2006, Perry-Smith LLP has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2007	2006

Audit Fees (1)	$80,000	$60,100

Tax Fees (2)	22,250	18,600

All Other Fees (3)	10,910	5,700

Total	$113,160	$84,400

(1)

Services rendered for the audit of our annual financial statements included in our report on Form 10-KSB and the reviews of the financial statements included in our reports on Form 10-QSB filed with the SEC.

(2)	Services in connection with the preparation of tax returns and the provision of tax advice.
(3)	Services related to Form SB-2 and other miscellaneous securities filings.

All (100%) of the fees described above were approved by our Audit Committee.

The Audit Committee currently does not have any pre-approval policies.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: March 28, 2008	By:	/s/ Gil Allon
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gil Allon
Gil Allon	Director	March 28, 2008

/s/ Ariel Shenhar
Ariel Shenhar	Director	March 28, 2008

/s/ Yigal Berman
Yigal Berman	Director, Chairman of the Board	March 28, 2008

Jonathan R. Phillips	Director	March 28, 2008

/s/ William Greer
William Greer	Director	March 28, 2008

/s/ Marc De Clerck
Marc De Clerck	Director	March 28, 2008