Form 10-Q
period 2008-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2008-05-15
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number: 1-11140

OPHTHALMIC IMAGING SYSTEMS

(Exact name of registrant as specified in its charter)

California	94-3035367
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

221 Lathrop Way, Suite I, Sacramento, CA 95815

(Address of principal executive offices)

(916) 646-2020

(Registrant telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-Accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes No

As of May 14, 2008, 16,866,831 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2008

PART I      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Balance Sheet

Assets	March 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$5,559,490	$7,630,284
Accounts receivable, net	2,409,107	2,535,843
Accounts receivable from related party	496,817	397,307
Note receivable from related party	1,765,404	1,146,872
Inventories, net	1,094,508	746,342
Prepaid expenses and other current assets	593,306	507,732
Deferred tax asset	1,238,000	1,342,000
Total current assets	13,156,632	14,306,380
Furniture and equipment, net of accumulated
depreciation of $625,505 and $577,558 respectively	424,911	416,838
Restricted cash	169,555	168,218
Licensing agreement	273,808	273,808
Prepaid financing	132,468	148,365
AcerMed software purchase	553,830	90,815
Imaging software	157,836	0
Capitalized software development	225,892	0
Prepaid products	460,000	460,000
Capitalized merger costs	584,178	527,327
Other assets	302,430	295,144
Total assets	$16,441,540	$16,686,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$853,328	$726,573
Accrued liabilities	1,122,082	1,437,313
Deferred extended warranty revenue	1,702,492	1,604,315
Customer deposits	146,973	55,435
Note payable- current portion	1,023,558	1,029,643
Total current liabilities	4,848,433	4,853,279

Noncurrent liabilities:
Line of credit	150,000	150,000
Lease payable, less current portion	1,593,948	1,564,226
Total liabilities	6,592,381	6,567,505

Stockholders’ equity:
Common stock, no par value, 35,000,000 shares authorized;
16,866,831 issued and outstanding	16,482,288	16,474,720
Additional paid in capital	191,104	191,104
Accumulated deficit	(6,824,233)	-6,546,434
Total stockholders’ equity	9,849,159	10,119,390
Total liabilities and stockholders’ equity	$16,441,540	$16,686,895
The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statement of Operations
(Unaudited)
	Three months ended March 31,
	2008	2007

Net revenues	$3,147,692	$4,160,380
Cost of sales	1,543,832	1,728,546
Gross profit	1,603,860	2,431,834
Operating expenses:
Sales and marketing	944,009	887,334
General and administrative	466,165	521,029
Research and development	436,978	408,527
Total operating expenses	1,847,151	1,816,890
Income from operations	(243,291)	614,944
Interest and other income (expense), net	(33,223)	42,638
Net income before income taxes	(276,514)	657,582
Income taxes (expense) benefit	(1,286)	(4,439)

Net (loss) income	$(277,800)	$653,143

Shares used in the calculation of basic
Net (loss) income per share	16,866,831	16,508,677

Basic net (loss) income per share	$(0.02)	$0.04

Shares used in the calculation of diluted
Net (loss) income per share	17,103,385	18,356,856

Diluted net (loss) income per share	$(0.02)	$0.04

Ophthalmic Imaging Systems
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
	2008	2007

Operating activities:
Net (loss) income	$(277,800)	$653,143
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities
Depreciation and amortization	47,947	44,994
Compensation Expense	7,569	7,712
Net increase in current assets other
than cash and cash equivalents	(302,514)	(168,199)
Net increase in other assets	(8,337)	--
Net decrease in current liabilities other
than short-term borrowings	(4,846)	(54,104)
Net cash (used in) provided by operating activities	(537,981)	483,546
Investing activities:
Acquisition of furniture and equipment	(56,020)	(112,569)
Acquisition of patents	(285)
Acquisition of AcerMed software license	(463,015)
Development of Imaging software	(157,836)
R&D Capitalization	(225,892)
Merger capitalization	(56,851)

Net cash used in investing activities	(959,899)	(112,569)
Financing activities:
Principal payments on notes payable	--	(176)
Advance to related parties	(618,532)	--
Amortization of prepaid financing related to note payable	15,896
Amortization of discount related to note payable	29,722
Proceeds from exercise of options	--	908
Net cash (used in) provided by financing activities	(572,914)	732
Net (decrease) increase in cash and equivalents	(2,070,794)	371,709
Cash and equivalents, beginning of the period	7,630,284	6,163,857
Cash and equivalents, end of the period	$5,559,490	$6,535,566

Supplemental schedule of noncash financing activities:
Addition (Reduction) to receivable from
Related party in exchange for inventory and
other noncash transactions, net	$234,015	$248,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements

Three Month Period ended March 31, 2008 and 2007

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of March 31, 2008, condensed statements of operation for the three month period ended March 31, 2008 and 2007 and the condensed statements of cash flows for the three month period ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2007 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results expected for the full year.

Note 2.	Net (loss) Income Per Share

Basic (loss) earnings per share (“EPS”), which excludes dilution, is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

	Unaudited Three Months Ended March 31,
	2008		2007
Numerator for basic and diluted net (loss) income per share		$(277,800)	$653,143

Denominator for basic net income per share:
Weighted average shares		16,866,831	16,508,677
Basic net income per share		$(0.02)	$0.04

Diluted net income per share	$	N/A	$0.04

As of March 31, 2007 there were 8,000 options and warrants whose exercise price exceeded the average market price of the stock and have been excluded from this computation.
Note 3.

Related Party Transactions –

MediVision

In June 2003, pursuant to Amendment No. 1 to a Working Capital Funding Agreement between the Company and, MediVision Medical Imaging Ltd. (“MediVision”), an Israeli corporation, converted $1,150,000 of outstanding principal and accrued interest under a promissory note held by it into 6,216,216 shares of our common stock at a conversion price of $0.185 per share. As of March 31, 2008, MediVision owns approximately 56% of our outstanding common stock.

On January 30, 2008, we and MediVision entered into the Third Addendum to a License and Distribution Agreement, in order to provide additional financing for the engineering of the Electro-Optical Unit. Under this third addendum, we agreed to increase the loan amount from an aggregate amount of $1,100,000 to an aggregate amount of up to $1,350,000. This addendum also contains the following provisions in connection with the revised loan, (1) the number of MediVision’s shares of our stock acting as collateral for the revised loan will be recalculated as set forth in the Third Addendum, and (2) the formula to calculate our right to exercise an option in the MV Patent Rights will be changed in accordance with the revised loan amount and as set forth in the third addendum. The amount of shares pledged under the loan was calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of our common stock for the ten business days prior to January 30, 2008, less a 25% discount. MediVision has pledged as collateral for this note, and the $200,000 loan and security agreement described below, an aggregate 5,420,221 shares of our common stock.

On March 31, 2008, we and MediVision entered into a fourth addendum to the License and Distribution agreement to provide additional financing for the engineering of the Electro-Optical Unit. Under this fourth addendum, we agreed to increase the loan amount from an aggregate amount of $1,350,000 to an aggregate amount of up to $1,600,000. This loan will incur interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made 36 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. This addendum also contains the following provisions in connection with the revised loan, (1) the number of MediVision’s shares of our stock acting as collateral for the revised loan will be recalculated as set forth in the fourth addendum, and (2) the formula to calculate our right to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit will be changed in accordance with the revised loan amount and as set forth in the fourth addendum. The amount of shares pledged under the revised loan was calculated using the amount of loan given to MediVision divided by $0.27, the average closing price of our common stock for the ten business days prior to March 31, 2008, less a 25% discount. MediVision has pledged as collateral for this note, and the security agreement described below, an aggregate 5,420,221 shares of our common stock. As of March 31, 2008, MediVision’s principal outstanding under this Loan and Security Agreement is $1,263,460.

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

On March 31, 2008, we also entered into an addendum to the Loan and Security Agreement with MediVision in order to provide additional financing for working capital. This addendum amends the working capital agreement entered into on January 30, 2008. Under this addendum, we agreed to increase the working capital amount from up to $200,000 to an aggregate amount of up to $550,000. Interest will accrue on this note at 8% per annum. The loan is secured by MediVision’s shares in our stock. The number of shares will be calculated using the amount of loan given to MediVision divided by $0.27, the average closing price of our common stock for the ten business days prior to March 31, 2008, less a 25% discount. As of March 31, 2008, MediVision’s principal outstanding under this Loan and Security Agreement is $343,098.

As of March 31, 2008, we had paid MediVision $1,606,558 for the loans under the License and Distribution Agreement, as amended, and the Loan and Security Agreement, as amended, and MediVision pledged as collateral 5,420,221 shares of our stock based on the calculated fixed share price of $0.27.

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

The advanced funds will be recovered as we purchase new digital imaging systems in accordance with the specified quotas. The quota mandates that we purchase a minimum amount of the new digital ima``ging systems each year. If we fail to satisfy our quota obligation, then we may pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment is made, such failure to meet the quota will constitute a material breach and MediVision may terminate the exclusivity provision or the entire agreement. The quotas for 2007, 2008, 2009, and 2010 are 50, 70, 80, and 90 units, respectively, and will be at least 95 units for each year thereafter. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quota. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement upon sale of the first product.

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

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary (“Merger Sub”), and MediVision, pursuant to which Merger Sub will merge with and into MediVision (the “Merger”), with MediVision as the surviving entity.. At the effective time of the Merger (the “Effective Time”) (1) each ordinary share, par value NIS 0.1 per share, of MediVision (“MediVision Shares”) issued and outstanding immediately before the Effective Time, will be automatically converted into 1.66 shares of our common stock and each outstanding option to purchase MediVision Shares under certain of MediVision’s stock option plans, warrants or other rights to purchase MediVision Shares will be assumed by us such that it is converted into an option to purchase our common stock.

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

We have capitalized the direct costs associated with the merger. As of March 31, 2008, these costs have accumulated to $584,178.

At March 31, 2008, we recorded a net amount due from MediVision of approximately $450,000 for products.

Sales to MediVision during the three months ended March 31, 2008 totaled approximately $104,000. Sales to MediVision during the three months ended March 31, 2007 totaled approximately $102,000. Sales derived from product shipments to MediVision are made at transfer pricing which is based on volume discounts similar to those available to other resellers and distributors of the Company’s products.

During the three month period ended March 31, 2008 and March 31, 2007, we paid approximately $440,000 and $326,000 to MediVision for research and development performed by MediVision on our behalf, respectively.

CCS Pawlowski

At March 31, 2008, we recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $47,000 for products and services. Sales to CCS Pawlowski during the three months ended March 31, 2008 and March 31, 2007 totaled approximately $58,000 and $85,000, respectively.

Abraxas

In January 2008, we, through our wholly-owned subsidiary, Abraxas Medical Solutions, Inc., a Delaware corporation (“Abraxas”), acquired substantially all the assets of AcerMed, Inc., a leading developer of Electronic Medical Records (“EMR”) and Practice Management (“PM”) software. AcerMed has been providing comprehensive and advanced EMR and Practice Management software solutions for medical practices, from solo practitioners to multi-site practices nationwide. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done using, for example, a wireless computer pen tablet at the point of care. Due to the formation of Abraxas, NextGen Healthcare Information Systems, Inc. chose recently to discontinue its relationship with OIS. OIS was marketing and selling their EMR and PM software products to the ophthalmic market.

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

In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid a yearly performance bonus of up to $10,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon and the Company’s Chairman of the Board. During the year ended December 31, 2006, MS earned fees of $48,000. This amount remains accrued, but not paid as of March 31, 2008. During the year ended December 31, 2007, MS earned fees of $48,000. This amount remains accrued, but not paid as of March 31, 2008. During the first three months of 2008, MS earned fees of $12,000. This amount remains accrued, but not paid as of March 31, 2008.

Note 4.

 Share Based Compensation

At March 31, 2008, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. The majority of options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

There were no new stock option plans approved during the three months ended March 31, 2008.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2008 is presented below:

Shares

Weighted Average Exercise Price

Weighted Average Remaining Contractual Term (Years)

Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,358,686	$0.73	6.59	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	(17,000)	$1.43	--	--
Outstanding at March 31, 2008	2,341,686	$0.72	6.36	--
Exercisable at March 31, 2008	1,522,478	$0.56	5.60	--

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

The Company recorded an incremental $8,000 of stock-based compensation expense during the three months ended March 31, 2008.

As of March 31, 2008, the Company had $58,588 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2010. The total fair value of options vested during the three month period ended March 31, 2008 was $7,569. No options were granted or exercised for the three month period ended March 31, 2008.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended March 31,
	2008	2007
Warranty balance at beginning of period	$128,250	$395,575

Reductions for warranty services provided	(39,063)	(48,938)
Changes for accruals in current period	20,000	100,000

Warranty balance at end of period	$109,187	$446,638

Note 6.

Segment Reporting

Our business consists of two operating segments: (i) OIS and (ii) Abraxas, our wholly-owned subsidiary.

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

Our management reviews Abraxas’ results of operation separately. Our operating results for Abraxas excludes income taxes. The provision for income taxes is centrally managed at our corporate office on a consolidated basis, and accordingly, is not presented by segment since they are excluded from the measure of segment profitability reviewed by our management.

We evaluate our reporting segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker as defined by SFAS No. 131. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

The following presents our financial information by segment for the three months ended March 31, 2008.

Results of Operations

Selected Financial Data

Three months ended
March 31,
2008
Statement of Income:
Net revenues:
OIS	$ 3,105,555
Abraxas	42,137

Gross Profit:
OIS	1,661,327
Abraxas	(57,467)

Operating Income:
OIS	(55,888)
Abraxas	(187,403)
Net Income (Consolidated)	(277,800)

Balance Sheet:
Assets:
OIS	15,357,510
Abraxas	1,084,030

Liabilities:
OIS	6,382,793
Abraxas	209,588

Stockholders’ Equity:
OIS	10,043,063
Abraxas	(193,904)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our future plans, strategies, and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, and the introduction of competing products. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists. Recently we have purchased EMR and PM software to be sold to the following ambulatory-care specialties: ophthalmology, OBGYN, orthopedics and primary care.

At March 31, 2008, we had stockholders’ equity of $9,849,158 and our current assets exceeded our current liabilities by $8,308,199.

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

In order to realize our tax asset in 2008 and 2007, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 11 and 12 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000. We became profitable in 2001 and have been profitable for the last seven years. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in.

We used the following analysis to determine whether we needed to recognize a valuation allowance for our deferred tax asset, and if so, how much. In our analysis, we assumed, based on management’s determination, that we will be able to use all of our unlimited NOL amounts. We then assessed the amount of future capped net operating losses we will more likely than not be able to use. In Q1 2008, we made an assessment that we will be able to use six years of capped net operating losses in the future. In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future, and projected taxable income in 2008. In Q1 2008 and fiscal year end 2007, we did not have enough available information to look beyond the year 2014 when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses in the company, especially if the losses were not due to an extraordinary item.

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

Historically, we estimated the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. We analyze the margin of our total service department, the price of our extended warranty contracts, factor in the hardware costs of the various systems, and use a percentage for the first year warranty to calculate the cost per various systems for the first year manufacturer’s warranty. Based on this analysis, we did not need to change our estimated cost per product in our general reserve for products shipped in the current year.

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

In 2008, the warranty reserve decreased from $122, 249 to $109,187 due to the decrease in product shipments versus the amount of replacements, repairs or upgrades performed.

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

Financial Accounting Pronouncement FAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 – Fair Value Measurements. This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This standard applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement was adopted as of January 1, 2008. The adoption of FASB 157 did not have a material impact on our financial position, results of operations or cash flows.

Financial Accounting Pronouncement FAS 159

In February 2007, the FASB issued Statement No. 159 (SFAS 159) The Fair Value Option for Financial Assets and Financial Liabilities. SAFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Management does not expect the adoption of SFAS 159 to have a material impact to the Company’s financial position or result of operations. The adoption of FASB 159 did not have a material impact on our financial position, results of operations or cash flows.

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

Results of Operations

Revenues

Our revenues for the three months ended March 31, 2008 were $3,147,692, representing a 24% decrease from revenues of $4,160,380 for the three months ended March 31, 2007. The decrease in revenues between the quarters is due to a decrease of product sales in the three months ended March 31, 2008 of approximately $1,169,000, offset by an increase in service revenue of approximately $156,000.

Product sales accounted for approximately 73% and 84% of our revenue for the first quarters of 2008 and 2007, respectively. Service revenues for these products accounted for approximately 27% and 16% of our revenue for the first quarters of 2008 and 2007, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of the contracts. This education process has been ongoing for the last five years and our service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the three months ended March 31, 2008 was comprised mostly of service contract revenue and the rest consists of non-warranty repairs and parts, and technical support phone billings for customers not under warranty.

Revenues from sales of our products to related parties was approximately $162,000 and $187,000 during the three month periods ended March 31, 2008 and March 31, 2007, respectively.

Gross Margins

Gross margins were approximately 51% and 58% during the three month period ended March 31, 2008 and March 31, 2007, respectively. Gross margins decreased due to the decrease in sales with fixed overhead costs.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 30% of total revenues during the first quarter of fiscal 2008 as compared to approximately 21% during the first quarter of fiscal 2007. Expenses increased to $944,009 during the first quarter of 2008 versus $887,334 during the first quarter of 2007, representing an increase of $56,675 or 6%. This increase was mainly due to the sales and marketing expenses from Abraxas.

General and Administrative Expenses

General and administrative expenses were $466,165 in the first quarter of fiscal 2008 and $521,029 in the first quarter of fiscal 2007, representing a decrease of $54,864 or 11%. Such expenses accounted for approximately 15% and 13% of revenues during the first quarters of 2008 and 2007, respectfully. The decrease was primarily due to lower legal expenses.

Research and Development Expenses

Research and development expenses were $436,978 in the first quarter of fiscal 2008 and $408,527 in the first quarter of fiscal 2007, representing an increase of $28,451 or 7%. Such expenses accounted for approximately 14% of revenues during the first quarter of 2008 and 10% of revenues during the first quarter of 2007. The increase in the first quarter of fiscal 2008 resulted from an increase in research and development done by MediVision of approximately $114,000, offset by the capitalization of new imaging software of approximately $80,000. Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development activities.

Abraxas capitalized research and development efforts in the first quarter of fiscal 2008 related to the development of its software to get it ready to sell to the market.

Interest and other income (expense), net

Interest and other income (expense) were ($33,223) during the first quarter of fiscal 2008 versus $42,638 during the first quarter of fiscal 2007. The decrease is primarily due to the interest expense related to our new financing agreement with the Tail Wind Fund.

Income Taxes

Income tax expense was $1,286 during the first quarter of fiscal 2008 versus $4,439 during the first quarter of fiscal 2007.

We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. In determining whether we will more likely than not realize the deferred tax asset, we assess the amount of our future capped net operating losses we will more likely than not be able to use.

Net Income

We recorded net loss of ($277,800) or ($0.02) per share basic and diluted earnings, for the first quarter ended March 31, 2008 as compared to net income of $653,143 or $0.04 per share basic and diluted earnings for the first quarter ended March 31, 2007.

Balance Sheet

Our assets decreased by $245,355 as of March 31, 2008 as compared to December 31, 2007. This decrease was primarily due to a decrease in cash of ($2,070,794), offset by an increase in the note receivable from MediVision of $618,532, an increase in inventory of $348,166, the capitalization of a new software of $157,836, and the purchase of AcerMed software by Abraxas of $463,015 and the capitalization of the related development done on this product to get it ready for the market of $225,892.

Our liabilities increased by $24,876 as of March 31, 2008 as compared to December 31, 2007 primarily due to the amortization of the discount related to a convertible loan described above to qualified institutional buyers.

Our stockholders’ equity decreased by $270,231 as of March 31, 2008 as compared to December 31, 2007 primarily due to a decrease in retained earnings for the quarter.

Our assets increased by $3,167,221 as of March 31, 2008 as compared to March 31, 2007. This increase was primarily due to advances to MediVision of $1,622,306, expenses related to the possible merger with MediVision of $584,178, an increase in inventory of $393,600, prepaid financing costs related to the Tail Wind financing agreement of $132,469, prepaid products to MediVision of $400,000, the capitalization of a new software of $232,836, and the purchase of AcerMed software by Abraxas of $553,830 and the capitalization of the related development done on this product to get it ready for the market of $225,892, offset by a decrease in cash of ($976,077).

Our liabilities increased by $2,135,854 as of March 31, 2008 as compared to March 31, 2007 primarily due to a new convertible loan described above to qualified institutional buyers of $2,617,507, offset by a decrease of customer deposits of $177,680, and a decrease of warranty reserve of $337,450.

Our stockholders’ equity increased by $1,031,368 as of March 31, 2008 as compared to March 31, 2007 primarily due to net income from the previous 12 months of $621,673, exercise of employee stock options of $218,591 and additional paid in capital related to the financing agreement with the qualified institutional buyers described above of $191,104.

Liquidity and Capital Resources

Our operating activities used cash of $537,981 during the three months ended March 31, 2008 as compared to cash generated of $483,546 in the three months ended March 31, 2007. The cash used in operations during the first three months of 2008 was principally from an increase in inventory of ($348,166) and net income of ($277,800).

Cash used in investing activities was $959,899 during the first three months of 2008 as compared to $112,569 during the first three months of 2007. Our investing activities consisted primarily of purchases of AcerMed software of $463,015, the related development to get the AcerMed software ready to sell of $225,892, and new imaging software of $157,836, costs related to possible merger with MediVision of $56,851 and furniture and miscellaneous software of $56,020. We anticipate continued research and development in connection with the AcerMed software to get it ready to sell to the market. We also anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

We used cash in financing activities of $572,914 during the first three months of fiscal 2008 as compared to cash generated of $732 during the first three months of fiscal 2007. The cash used in financing activities during the first three months of 2008 was principally from advances to related parties of $618,532, offset by amortization of discount and prepaid financing related to the note payable to the Tail Wind Fund of $29,722 and $15,896, respectively.

On March 31, 2008 our cash and cash equivalents were $5,559,490. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and the continuation of the investment in Abraxas.

On October 29, 2007, we entered into a Purchase Agreement (the “Purchase Agreement”) with the purchasers named therein, pursuant to which we issued to such purchasers (i) an aggregate of $2,750,000 in principal amount of its 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which Notes are convertible into 1,676,829 shares of our common stock, no par value, and (ii) warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. We will use the proceeds from the issuance of the Notes for working capital and the continued funding of Abraxas. We anticipate that these notes will be repaid from our cash flow from operations over time or alternative future financing arrangements.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and, if available, can be obtained on terms favorable to us.

Off-Balance Sheet Arrangement

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institution by MediVision and secured by us as of March 31, 2008 is approximately $2,000,000.

ITEM 4T.    CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2008, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

Other than as described below, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended December 31, 2007, management of the Company, including the Company’s principal executive officer and principal financial officer, identified a material weakness and significant deficiency in the Company’s internal control over financial reporting.

It was discovered that the Company’s 2007 revenues included approximately $200,000 due to a change in estimate related to our rebate program. When a customer purchases an upgrade of our system, we generally quote a discount if the old system is returned to us. The customer receives an invoice in full and is expected to pay that full amount if the old system is not returned. When a customer pays the full amount, we keep the rebate portion in a deposit liability account assuming the customer is returning the system to us. We analyzed our deposit account this year and changed our estimate of how many systems will be returned and resulting in an increase to revenue. The significant deficiency related to the fact that when we analyzed our deposit account this year and changed our estimate of how many systems will be returned, we did not have adequate documentation gathered at the time we recorded the outcomes of the change in estimate.

The material weakness related to the fact that the Company recorded sales at or near an end of a reporting period under a bill and hold revenue recognition procedure defined by the SEC in Staff Accounting Bulletin no. 104 without completing all of the necessary documentation to support this treatment. This issue was identified and therefore, the revenue was not recognized at year-end.

Solely as a result of this significant deficiency and material weakness, management of the Company, including the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2007.

During the quarter ended March 31, 2008, management of the Company, including the Company’s principal executive officer and principal financial officer, has developed and implemented remedial measures which include not recognizing revenue when shipping under bill and hold terms and gathering the necessary paperwork in order to change estimates with our deposit liability account to address this significant deficiency and material weakness. With the implementation of these newly implemented procedures, the Company believes it has developed procedures in order to ensure adequate documentation is gathered at the time we record outcomes related to changes in estimates.

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

On April 23, 2008, OIS filed an amended complaint adding Opko Health, Inc. and the Frost Group, LLC as defendants to the lawsuit.

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
Date: May 14, 2008

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer

