Form 10KSB/A
period 2007-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2008-07-22
CIK 885317

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

Explanatory Note

Ophthalmic Imaging Systems (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-KSB/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2007, as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Original Filing”). The purpose of this Amendment No. 1 is to revise the officers’ certifications attached as Exhibits 31.1 and 31.2 to conform with Item 601(b)(31) of Regulation S-B.

Except for the revisions to the officers’ certifications attached as Exhibits 31.1 and 31.2 to conform with Item 601(b)(31) of Regulation S-B, we have not undertaken in this Amendment No. 1 to modify or update any other disclosures in our Original Filing and this Amendment No. 1 does not reflect any events occurring after the date of filing of the Original Filing.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: July 18, 2008	By:	/s/ Gil Allon
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

/s/ Gil Allon
Gil Allon	Director	July 18, 2008

/s/ Ariel Shenhar
Ariel Shenhar	Director	July 18, 2008

/s/ Yigal Berman
Yigal Berman	Director, Chairman of the Board	July 18, 2008

Jonathan R. Phillips	Director	July 18, 2008

/s/ William Greer
William Greer	Director	July 18, 2008

Marc De Clerck	Director	July 18, 2008