Form 10-Q/A
period 2008-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2008-07-22
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A
Amendment No. l

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

Explanatory Note

Ophthalmic Imaging Systems (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-QSB/A (this “Amendment No. 1”) to amend our Quarterly Report on Form 10-QSB, for the fiscal quarter ended March 31, 2008, as filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008 (the “Original Filing”). The purpose of this Amendment No. 1 is to update the officers’ certifications attached as Exhibits 31.1 and 31.2 to conform with Item 601(b)(31) of Regulation S-K.

Except for the updates to the officers’ certifications attached as Exhibits 31.1 and 31.2 to conform with Item 601(b)(31) of Regulation S-K, we have not undertaken in this Amendment No. 1 to modify or update any other disclosures in our Original Filing and this Amendment No. 1 does not reflect any events occurring after the date of filing of the Original Filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS
Date: July 18, 2008

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer