Form 10-Q
period 2008-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2008-08-13
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-Accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes No

As of August 13, 2008, 16,866,831 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED June 30, 2008

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Balance Sheet

Assets	June 30,2008	December 31, 2007
Current assets:
Cash and cash equivalents	$4,179,337	$7,630,284
Accounts receivable, net	2,216,741	2,535,843
Accounts receivable from related party	493,929	397,307
Note receivable from related party	2,246,513	1,146,872
Inventories, net	919,777	746,342
Prepaid expenses and other current assets	667,695	507,732
Deferred tax asset	1,134,000	1,342,000
Total current assets	11,857,992	14,306,380
Furniture and equipment, net of accumulated
depreciation of $675,901 and $577,558 respectively	405,184	416,838
Restricted cash	170,411	168,218
Licensing agreement	273,808	273,808
Prepaid financing	122,072	148,365
AcerMed software purchase	570,077	90,815
Imaging software	205,066	0
Capitalized software development	518,583	0
Prepaid products	460,000	460,000
Capitalized merger costs	728,666	527,327
Other assets	317,078	295,144
Total assets	$15,628,937	$16,686,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$371,621	$726,573
Accrued liabilities	1,283,647	1,437,313
Deferred extended warranty revenue	1,565,412	1,604,315
Customer deposits	78,809	55,435
Note payable- current portion	1,096,244	1,029,643
Total current liabilities	4,395,733	4,853,279

Noncurrent liabilities:
Line of credit	150,000	150,000
Lease payable, less current portion	1,656,508	1,564,226
Total liabilities	6,202,241	6,567,505

Stockholders’ equity:
Common stock, no par value, 35,000,000 shares authorized;
16,866,831 issued and outstanding	16,489,857	16,474,720
Additional paid in capital	9,730	191,104
Accumulated deficit	(7,072,891)	(6,546,434)
Total stockholders’ equity	9,426,696	10,119,390
Total liabilities and stockholders’ equity	$15,628,937	$16,686,895

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Income
(Unaudited)

	Three months ended June 30,		Six months ended June, 30
	2008	2007	2008	2007

Revenues:
Sales - products	$2,061,217	$2,614,817	$4,203,995	$5,900,743
Cost of sales - products	968,364	1,175,214	2,001,548	2,454,413
Gross profit - products	1,092,853	1,439,603	2,222,947	3,446,330

Sales – products to related parties	$181,158	$269,083	$342,957	$455,938
Cost of sales – products to related parties	104,311	158,972	206,782	261,748
Gross profit – products to related parties	76,847	110,111	136,175	194,190

Sales – service	$920,623	$733,733	$1,763,737	$1,421,332
Cost of sales – service	408,301	251,287	816,478	597,858
Gross profit – service	512,322	482,446	947,259	823,474

Net revenues	$3,162,998	$3,617,633	$6,310,689	$7,778,013
Cost of sales	1,480,976	1,585,473	3,024,808	3,314,019
Gross profit	1,682,022	2,032,160	3,285,881	4,463,994
Operating expenses:
Sales and marketing	1,000,534	788,670	1,944,543	1,676,004
General and administrative	417,511	434,434	883,676	955,462
Research and development	83,235	56,847	79,567	138,933
Research and development-related parties	454,143	335,445	894,788	661,887
Total operating expenses	1,955,423	1,615,396	3,802,574	3,432,286
(Loss) income from operations	(273,401)	416,764	(516,693)	1,031,708
Interest and other income (expense), net	22,322	64,686	(10,901)	107,324
Net (loss) before income taxes	(251,079)	481,450	(527,594)	1,139,032
Income taxes	2,423	(23,743)	1,137	(28,182)

Net (loss) income	$(248,656)	$457,707	$(526,457)	$1,110,850

Shares used in the calculation of basic
Net (loss) income per share	16,866,831	16,547,664	16,866,831	16,528,171

Basic net (loss) income per share	$(0.01)	$0.03	$(0.03)	$0.07

Shares used in the calculation of diluted
Net (loss) income per share	16,881,311	17,995,485	16,992,348	18,176,171

Diluted net (loss) income per share	$(0.01)	$0.03	$(0.03)	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

Ophthalmic Imaging Systems
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2008	2007

Operating activities:
Net (loss) income	$(526,457)	$1,110,850
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities
Depreciation and amortization	98,343	86,665
Share based compensation	15,138	15,424
Interest on note payable	(16,406)	—
Loss on disposal of equipment	—	(1,070)
Accounts receivable – related parties	(96,622)	(196,689)
Net increase (decrease) in current assets other
than cash and cash equivalents	193,705	(250,544)
Net decrease in other assets	(2,193)	(235,966)
Net decrease in current liabilities other
than short-term borrowings	(530,234)	(309,494)
Net cash (used in) provided by operating activities	(864,726)	219,176
Investing activities:
Acquisition of furniture and equipment	(86,689)	(132,812)
Acquisition of patents	(848)	—
Acquisition of AcerMed software license	(479,262)	—
Development of imaging software	(205,066)	—
Software development capitalization	(518,584)	—
Merger capitalization	(201,339)	—
Other capitalized software investments	(21,085)	—

Net cash used in investing activities	(1,512,873)	(132,812)
Financing activities:
Principal payments on notes payable	—	(6,664)
Advance to related parties	(1,099,640)	(497,260)
Amortization of prepaid financing related to note payable	26,292	—
Proceeds from exercise of options	—	155,524
Net cash used in financing activities	(1,073,348)	(348,400)
Net decrease in cash and equivalents	(3,450,947)	(262,036)
Cash and equivalents, beginning of the period	7,630,284	6,163,857
Cash and equivalents, end of the period	$4,179,337	$5,901,821

Supplemental schedule of noncash financing activities:
Addition to receivable from
related party in exchange for inventory and
other noncash transactions, net	$145,113	$208,799

The accompanying notes are an integral part of these unaudited condensed financial statements.

Notes to Condensed Financial Statements

Three and Six Month Period ended June 30, 2008 and 2007

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed balance sheet as of June 30, 2008, condensed statements of operation for the three and six month period ended June 30, 2008 and 2007 and the condensed statements of cash flows for the six month period ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2007 on Form 10-KSB. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

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

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net (loss) income per share	$ (248,656)	$ 457,707	$ (526,457)	$ 1,110,850

Denominator for basic net (loss) income per share:
Weighted average shares	16,866,831	16,547,664	16,866,831	16,528,171

Effect of dilutive:
Employee/director stock options	14,480	1,447,821	125,517	1,648,000
Dilutive potential common shares	14,480	1,447,821	125,517	1,648,000

Denominator for diluted net (loss) income per share	16,881,311	17,995,485	16,992,348	18,176,171
Basic net (loss) income per share	$ (0.01)	$ 0.03	$ (0.03)	$ 0.07

Diluted net (loss) income per share	N/A	$ 0.03	N/A	$ 0.06

As of June 30, 2008 and June 30, 2007 there were 3,188,691 and 8,000 options and warrants whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

Note 3.	Related Party Transactions –

MediVision

In June 2003, pursuant to Amendment No. 1 to a Working Capital Funding Agreement between the Company and, MediVision Medical Imaging Ltd. (“MediVision”), an Israeli corporation, converted $1,150,000 of outstanding principal and accrued interest under a promissory note held by it into 6,216,216 shares of our common stock at a conversion price of $0.185 per share. As of June 30, 2008, MediVision owns approximately 56% of our outstanding common stock.

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

From April 9, 2007 through June 30, 2008, OIS and MediVision entered into a series of addendums to the License and Distribution Agreement, whereby OIS agreed to loan MediVision funds for the engineering of the Electro-Optical Unit. As of the current date, OIS has agreed to loan MediVision up to $1,600,000. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 36 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under License and Distribution Agreement, as amended, or the related promissory note or security agreement issued with the License and Distribution Agreement and its addendums, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of OIS common stock, owned by MediVision. The amount of shares pledged under the loan was calculated using the amount of the loan, $1,453,460 divided by $0.28, the average closing price of OIS common stock for the ten business days prior to June 30, 2008, less a 25% discount. If MediVision defaults on its repayment obligation as specified in the License and Distribution Agreement, as amended, OIS may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, OIS has the option to receive a portion of MediVision’s ownership interest in patent rights relating to the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan, which is in default at the time OIS exercises this option, divided by 1,453,460, multiplied by 42.1875%.

MediVision has pledged as collateral for this note, and the security agreement described below, an aggregate 7,036,343 shares of our common stock. As of June 30, 2008, MediVision’s principal outstanding under this Loan and Security Agreement is $1,637,145.

On January 30, 2008, OIS also entered into a Loan and Security Agreement with MediVision whereby OIS agreed to lend to MediVision up to $200,000 upon their request for working capital. Interest will accrue on this note at 8% per annum. The loan is secured by MediVision’s shares in OIS common stock. The number of shares was calculated using the amount of loan given to MediVision divided by $0.43, the average closing price of OIS common stock for the ten business days prior to January 30, 2008, less a 25% discount.

On March 31, 2008, OIS also entered into an addendum to the Loan and Security Agreement with MediVision in order to provide additional financing for working capital. This addendum amends the working capital agreement entered into on January 30, 2008. Under this addendum, OIS agreed to increase the working capital amount from up to $200,000 to an aggregate amount of up to $550,000. Interest will accrue on this note at 8% per annum. The loan is secured by MediVision’s shares in OIS common stock. The number of shares will be calculated using the amount of loan given to MediVision divided by $0.27, the average closing price of OIS common stock for the ten business days prior to March 31, 2008, less a 25% discount.

On June 30, 2008, OIS entered into another addendum to the Loan and Security Agreement with MediVision in order to provide additional financing for working capital. This addendum amends the working capital agreement entered into on March 31, 2008. Under this addendum, OIS agreed to increase the working capital amount from up to $550,000 to an aggregate amount of up to $700,000. Interest will accrue on this note at 8% per annum. The loan is secured by MediVision’s shares in OIS common stock. The number of shares will be calculated using the amount of loan given to MediVision divided by $0.28, the average closing price of OIS common stock for the ten business days prior to June 30, 2008, less a 25% discount.

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

We have capitalized the direct costs associated with the merger. As of June 30, 2008, these costs have accumulated to $728,666.

At June 30, 2008, we recorded a net amount due from MediVision of $450,000 for products.

Sales to MediVision during the three and six months ended June 30, 2008 totaled approximately $136,000 and $240,000. Sales to MediVision during the three and six months ended June 30, 2007 totaled approximately $208,000 and $310,000. Sales derived from product shipments to MediVision are made at transfer pricing which is based on volume discounts similar to those available to other resellers and distributors of the Company’s products.

During the three and six month periods ended June 30, 2008, we paid approximately $454,000 and $895,000 to MediVision for research and development performed by MediVision on our behalf, respectively. During the three and six month periods ended June 30, 2007, we paid approximately $335,000 and $662,000 to MediVision for research and development performed by MediVision on our behalf, respectively.

CCS Pawlowski

At June 30, 2008, we recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $44,000 for products and services. Sales to CCS Pawlowski during the three and six months ended June 30, 2008 totaled approximately $45,000 and $103,000, respectively. Sales to CCS Pawlowski during the three and six months ended June 30, 2007 totaled approximately $61,000 and $146,000, respectively.

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

In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid a yearly performance bonus of up to $10,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon, and the Company’s Chairman of the Board. During the year ended December 31, 2006, MS earned fees of $48,000. This amount was paid as of June 30, 2008. During the year ended December 31, 2007, MS earned fees of $48,000. This amount remains accrued, but not paid as of June 30, 2008. During the first six months of 2008, MS earned fees of $24,000. This amount remains accrued, but not paid as of June 30, 2008.

Note 4.	Share Based Compensation

At June 30, 2008, we had four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. The majority of options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

There were no new stock option plans approved during the three and six months ended June 30, 2008.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,358,686	$0.73	6.59	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	(79,666)	$0.97	--	--
Outstanding at June 30, 2008	2,279,020	$0.72	6.05	--
Exercisable at June 30, 2008	1,658,228	$0.60	5.37	--

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

The Company recorded an incremental $8,000 and $15,000 of stock-based compensation expense during the three and six months ended June 30, 2008.

As of June 30, 2008, the Company had $51,018 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2010. The total fair value of options vested during the three and six month period ended June 30, 2008 was $7,569 and $15,138. No options were granted or exercised for the three and six month period ended June 30, 2008.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2008	2007	2008	2007
Warranty balance at beginning of period	$109,187	$446,638	$128,250	$395,575
Reductions for warranty services provided	(43,063)	(56,688)	(82,126)	(105,625)
Changes for accruals in current period	40,000	(49,675)	60,000	50,325

Warranty balance at end of period	$106,124	$340,275	$106,124	$340,275

Note 6.	Segment Reporting

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

The following presents our financial information by segment for the three and six months ended June 30, 2008.

Results of Operations

Selected Financial Data

	Three months ended June 30, 2008	Six months ended June 30, 2008
Statement of Income:
Net revenues:
OIS	3,095,735	6,201,290
Abraxas	67,263	109,400

Gross Profit:
OIS	1,720,434	3,381,761
Abraxas	(38,412)	(95,879)

Operating loss:
OIS	(94,474)	(150,362)
Abraxas	(178,927)	(366,330)
Net loss (Consolidated)	(248,656)	(526,457)

Balance Sheet:	The period ended June 30, 2008
Assets:
OIS	14,359,796
Abraxas	1,269,141

Liabilities:
OIS	5,997,652
Abraxas	204,589

Stockholders’ Equity:
OIS	9,813,659
Abraxas	(386,963)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At June 30, 2008, we had stockholders’ equity of $9,426,696 and our current assets exceeded our current liabilities by $7,462,259.

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

In order to realize our tax asset in 2008 and 2007, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 11 and 12 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000, and have not been profitable for the first six months of 2008. We became profitable in 2001 and were profitable for the last seven years through 2007. There is significant uncertainty in projecting future profitability due to the history of our business, and the rapidly changing medical technology market that we are in.

We used the following analysis to determine whether we needed to recognize a valuation allowance for our deferred tax asset, and if so, how much. In our analysis, we assumed, based on management’s determination, that we will be able to use all of our unlimited NOL amounts. In 2008, we did not have any unlimited NOL amounts left. We then assessed the amount of future capped net operating losses we will more likely than not be able to use. In Q2 2008, we made an assessment that we will be able to use the current years capped net operating loss amount and six years of capped net operating losses in the future. This amount calculates to $2,723,000 out of the $4,099,134 possible net operating losses. In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future, and projected taxable income in 2008. In the second quarter of 2008 and fiscal year 2007, we did not have enough available information to look beyond six years of future net operating loss amounts, or $2,723,000, when assessing the amount of deferred tax assets that are more likely than not to be used. Forming a conclusion that a valuation allowance is not needed is difficult if there is a history of losses in the company, especially if the losses were not due to an extraordinary item.

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

In 2008, the warranty reserve decreased from $128,250 to $106,124 due to the decrease in product shipments versus the amount of replacements, repairs or upgrades performed.

In 2007, the warranty reserve decreased from $395,575 to $128,250 substantially due to the decrease of our specific reserves related to possible replacements, repairs or upgrades of our products. At the end of 2006, we had specific reserves for new products in the amount of $249,825. During 2007, many of the possible replacements, repairs or upgrades that were reserved for at the end of 2006 were determined unnecessary, leaving no specific reserve balance within our warranty reserve at December 31, 2007.

Software Capitalization

We capitalize software development costs in accordance with applicable accounting rules and regulations, including Financial Accounting Standard No. 86 (“FAS 86”), “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.”

In 2008, we capitalized software that we purchased from the courts from a company that was going through bankruptcy (“AcerMed”). FAS 86 specified that purchased computer software to be sold, leased, or otherwise marketed shall be capitalized when the software is acquired. This software was purchased and will be sold, leased, or marketed once it has been modified by our research and development team to be ready for sale to our customers. The amount that we capitalized for this software is $570,077. In accordance with FAS 86, we have also capitalized the research and development costs incurred to prepare this software for sale. According to FAS 86, research and development costs are to be capitalized once technological feasibility is established. We believe this software is technologically feasible because we started with a working model/prototype that had been in the market before. The amount of research and development we have capitalized as of June 30, 2008 is $518,583.

In 2008, we also capitalized the costs associated with the development of a web-based software. According to FAS 86, technological feasibility is established upon completion of a detailed program design of the finished product or, in its absence, upon completion of a working model. We currently have both a working prototype and a program design of the finished product. As of June 30, 2008, we have capitalized $205,066 of costs incurred in connection with the development of this software.

New Accounting Pronouncements

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

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2008 were $3,162,998, representing a 13% decrease from revenues of $3,617,633 for the three months ended June 30, 2007. The decrease in revenues between the quarters is due to a decrease of product sales in the three months ended June 30, 2008 of approximately $642,000, offset by an increase in service revenue of approximately $187,000. Our revenues for the six months ended June 30, 2008 were $6,310,689, representing a 19% decrease from revenues of $7,778,013 for the six months ended June 30, 2007. The decrease in revenues between the years is due to a decrease of product sales in the six months ended June 30, 2008 of approximately $1,810,000, offset by an increase in service revenue of approximately $342,000. The decrease in product sales for the quarters and six months ended June 30, 2008 and June 30, 2007, is due to a change in market conditions.

Product sales accounted for approximately 71% and 80% of our revenue for the second quarters of 2008 and 2007, respectively. Service revenues for these products accounted for approximately 29% and 20% of our revenue for the second quarters of 2008 and 2007, respectively. Product sales accounted for approximately 72% and 82% of our revenue for the six months ended June 30, 2008 and 2007, respectively. Service revenues for these products accounted for approximately 28% and 18% of our revenue for the six months ended June 30, 2008 and 2007, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of the contracts. This education process has been ongoing for the last five years and our service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the three months ended June 30, 2008 was comprised mostly of service contract revenue and the rest consists of non-warranty repairs and parts, and technical support phone billings for customers not under warranty.

Revenues from sales of our products to related parties was approximately $343,000 and $456,000 during the six month periods ended June 30, 2008 and June 30, 2007, respectively.

Gross Margins

Gross margins were approximately 53% and 56% during the three month period ended June 30, 2008 and June 30, 2007, respectively. Gross margins were approximately 52% and 57% during the sex month period ended June 30, 2008 and June 30, 2007, respectively. Gross margins decreased between the quarters and for the six month periods due to the decrease in sales with fixed overhead costs.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 32% of total revenues during the second quarter of fiscal 2008 as compared to approximately 22% during the second quarter of fiscal 2007. Expenses increased to $1,000,534 during the second quarter of 2008 versus $788,670 during the second quarter of 2007, representing an increase of $211,864 or 27%. This increase was mainly due to the sales and marketing expenses from Abraxas of $100,000 and the addition of two new positions within sales and marketing at OIS of $67,000.

Sales and marketing expenses accounted for approximately 31% of total revenues during the first six months of fiscal 2008 as compared to approximately 22% during the first six months of fiscal 2007. Expenses increased to $1,944,543 during the first six months of 2008 versus $1,676,004 during the first six months of 2007, representing an increase of $268,539 or 16%. This increase was mainly due to the sales and marketing expenses from Abraxas of $187,000 and the addition of two new positions within sales and marketing at OIS of $67,000.

General and Administrative Expenses

General and administrative expenses were $417,511 in the second quarter of fiscal 2008 and $434,434 in the second quarter of fiscal 2007, representing a decrease of $16,923 or 4%. Such expenses accounted for approximately 13% and 12% of revenues during the second quarters of 2008 and 2007, respectively.

General and administrative expenses were $883,676 in the first six months of fiscal 2008 and $955,462 in the first six months of fiscal 2007, representing a decrease of $71,786 or 8%. Such expenses accounted for approximately 14% and 12% of revenues during the first six months of 2008 and 2007, respectfully. The decrease was primarily due to lower legal expenses.

Research and Development Expenses

Research and development expenses were $537,378 in the second quarter of fiscal 2008 and $392,292 in the second quarter of fiscal 2007, representing an increase of $145,086 or 37%. Such expenses accounted for approximately 17% of revenues during the second quarter of 2008 and 11% of revenues during the second quarter of 2007. The increase in the second quarter of fiscal 2008 resulted from an increase in research and development done by MediVision of approximately $118,000 and consulting fees of approximately $21,000.

Research and development expenses were $974,355 in the first six months of fiscal 2008 and $800,820 in the first six months of fiscal 2007, representing an increase of $173,535 or 22%. Such expenses accounted for approximately 15% of revenues during the first six months of 2008 and 10% of revenues during the first six months of 2007. The increase in the first six months of fiscal 2008 versus 2007 resulted primarily from an increase in research and development done by MediVision of approximately $233,000 and consulting fees of approximately $17,000, offset by the capitalization of new imaging software of approximately $80,000.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development activities.

Abraxas capitalized research and development efforts in the first and second quarter of fiscal 2008 in the amount of $518,583 related to the development of its software to get it ready to sell to the market.

Interest and other income (expense), net

Interest and other income (expense) was $22,322 during the second quarter of fiscal 2008 versus $64,686 during the second quarter of fiscal 2007. The decrease is primarily due to the interest expense related to our new financing agreement with the Tail Wind Fund.

Interest and other income (expense) was ($10,901) during the first six months of fiscal 2008 versus $107,324 during the first six months of fiscal 2007. The decrease is primarily due to the interest expense related to our new financing agreement with the Tail Wind Fund.

Income Taxes

Income tax benefit (expense) was $2,423 during the second quarter of fiscal 2008 versus ($23,743) during the second quarter of fiscal 2007. Income tax expense was $1,137 during the first six months of fiscal 2008 versus ($28,182) during the first six months of fiscal 2007.

We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. In determining whether we will more likely than not realize the deferred tax asset, we assess the amount of our future capped net operating losses we will more likely than not be able to use.

Net Income

We recorded a net loss of ($248,656) or ($0.01) per share basic and diluted earnings, for the second quarter ended June 30, 2008 as compared to net income of $457,707 or $0.03 per share basic and diluted earnings for the second quarter ended June 30, 2007. We recorded net loss of ($526,457) or ($0.03) per share basic and diluted earnings, for the first six months of June 30, 2008 as compared to net income of $1,110,850 or $0.07 and $0.06 per share basic and diluted earnings for the first six months of June 30, 2007. The decrease in net income is primarily due to a decrease in sales revenue.

Balance Sheet

Our assets decreased by $1,057,958 as of June 30, 2008 as compared to December 31, 2007. This decrease was primarily due to a decrease in cash of ($3,450,947), a decrease of our deferred tax asset of ($208,000), a decrease in accounts receivable of ($319,102), offset by an increase in the note receivable from MediVision of $1,099,641, the capitalization of new software of $205,066, and an increase in the AcerMed software by Abraxas of $479,262 and the capitalization of the related development done on this product to get it ready for the market of $518,583.

Our liabilities decreased by $365,264 as of June 30, 2008 as compared to December 31, 2007 primarily due to decrease of liabilities to vendors.

Our stockholders’ equity decreased by $692,694 as of June 30, 2008 as compared to December 31, 2007 primarily due to a decrease in retained earnings for the quarter.

Our assets increased by $1,996,464 as of June 30, 2008 as compared to June 30, 2007. This increase was primarily due to advances to MediVision of $1,652,571, an increase in inventory of $107,619, accounts receivable to related parties of $233,265, prepaid financing costs related to the Tail Wind financing agreement of $122,072, expenses related to the proposed merger with MediVision of $728,666, prepaid products to MediVision of $250,000, the capitalization of a new software of $275,066, and the purchase of AcerMed software by Abraxas of $570,077 and the capitalization of the related development done on this product to get it ready for the market of $518,584, offset by a decrease in cash of ($1,722,484) and accounts receivable of ($799,336).

Our liabilities increased by $2,007,594 as of June 30, 2008 as compared to June 30, 2007 primarily due to a new convertible loan described below to qualified institutional buyers of $2,744,379, offset by a decrease of our purchasing accrual of $265,458, and a decrease of warranty reserve of $234,151.

Our stockholders’ equity decreased by $11,130 as of June 30, 2008 as compared to June 30, 2007 primarily due to net losses for the previous 12 months of ($84,691), offset by an increase in capital stock of $63,831 and additional paid in capital related to the financing agreement with the qualified institutional buyers described above of $9,730.

Liquidity and Capital Resources

Our operating activities used cash of $864,725 during the six months ended June 30, 2008 as compared to cash generated of $219,176 for the six months ended June 30, 2007. The cash used in operations during the first six months of 2008 was principally from a net loss of $526,457, a decrease in our warranty reserve of $234,151, and a decrease of purchasing accrual of $265,458.

Cash used in investing activities was $1,512,873 during the first six months of 2008 as compared to $132,812 during the first six months of 2007. Our investing activities consisted primarily of purchases of AcerMed software of $479,262, the related development to get the AcerMed software ready to sell of $518,584, and new imaging software of $205,066, costs related to the proposed merger with MediVision of $201,339 and the purchase of furniture and miscellaneous software of $86,689. We anticipate continued research and development in connection with the AcerMed software to get it ready to sell to the market. We also anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

We used cash in financing activities of $1,073,348 during the first six months of fiscal 2008 as compared to $348,400 during the first six months of fiscal 2007. The cash used in financing activities during the first six months of 2008 was principally from advances to related parties.

On June 30, 2008 our cash and cash equivalents were $4,179,337. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and the continuation of the investment in Abraxas.

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

Off-Balance Sheet Arrangement

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institution by MediVision and secured by us as of June 30, 2008 is approximately $2,000,000.

ITEM 4T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2008, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 13, 2008

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer