Form 10-Q
period 2008-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2008-11-13
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Yes No

As of November 13, 2008, 16,866,831 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2008

PART I     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems

Condensed Consolidated Balance Sheet

(Unaudited)

Assets	September 30, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$3,185,708	$7,630,284
Accounts receivable, net	2,127,433	2,535,843
Accounts receivable from related party	512,328	397,307
Note receivable from related party	2,354,507	1,146,872
Inventories, net	991,189	746,342
Prepaid expenses and other current assets	488,437	507,732
Deferred tax asset	1,210,000	1,342,000
Total current assets	10,869,602	14,306,380
Furniture and equipment, net of accumulated
depreciation of $715,053 and $577,558 respectively	388,363	416,838
Restricted cash	171,239	168,218
Licensing agreement	273,808	273,808
Prepaid financing	105,426	148,365
AcerMed software purchase	570,077	90,815
Imaging software	377,268	0
Capitalized software development	833,560	0
Prepaid products	460,000	460,000
Capitalized merger costs	905,643	527,327
Other assets	417,420	295,144
Total assets	$15,372,406	$16,686,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$641,169	$726,573
Accrued liabilities	1,111,437	1,437,313
Deferred extended warranty revenue	1,903,137	1,604,315
Customer deposits	78,094	55,435
Note payable- current portion	1,096,245	1,029,643
Total current liabilities	4,830,082	4,853,279

Noncurrent liabilities:
Line of credit	150,000	150,000
Lease payable, less current portion	1,197,378	1,564,226
Total liabilities	6,177,640	6,567,505

Stockholders’ equity:
Common stock, no par value, 35,000,000 shares authorized;
16,866,831 issued and outstanding	16,497,426	16,474,720
Additional paid in capital	9,174	191,104
Accumulated deficit	(7,311,654)	(6,546,434)
Total stockholders’ equity	9,194,946	10,119,390
Total liabilities and stockholders’ equity	$15,372,406	$16,686,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,			Nine months ended September 30,
	2008		2007	2008		2007
Revenues:
Sales - products		$2,065,569	$2,289,268		$6,269,564	$8,190,011
Cost of sales - products		996,109	1,023,530		2,997,657	3,477,943
Gross profit - products		1,069,460	1,265,738		3,271,907	4,712,068

Sales – products to related parties		$129,191	$28,461		$472,148	$484,399
Cost of sales – products to related parties		56,067	16,657		262,849	278,405
Gross profit – products to related parties		73,124	11,804		209,299	205,994

Sales – service		$978,936	$838,952		$2,742,673	$2,260,284
Cost of sales – service		355,084	297,050		1,171,562	894,908
Gross profit – service		623,852	541,902		1,571,111	1,365,376

Net revenues		$3,173,696	$3,156,681		$9,484,385	$10,934,694
Cost of sales		1,407,260	1,337,237		4,432,068	4,651,256
Gross profit		1,766,436	1,819,444		5,052,317	6,283,438

Operating expenses:
Sales and marketing		974,967	780,249		2,919,510	2,456,253
General and administrative		380,682	349,729		1,264,358	1,305,192
Research and development		83,168	43,050		162,930	181,982
Research and development-related parties		522,973	325,738		1,417,566	987,625
Total operating expenses		1,961,790	1,498,766		5,764,364	4,931,052
(Loss) income from operations		(195,355)	320,678		(712,048)	1,352,386
Interest and other (expense) income, net		(41,325)	46,304		(52,226)	153,628
Net (loss) income before income taxes		(236,680)	366,982		(764,274)	1,506,014
Income tax (benefit) expense		(2,083)	(23,358)		(946)	(51,540)

Net (loss) income		$(238,763)	$343,624		$(765,220)	$1,454,474

Shares used in the calculation of basic
Net (loss) income per share		16,866,831	16,827,122		16,866,831	16,627,821

Basic net (loss) income per share		$(0.01)	$0.02		$(0.05)	$0.09

Shares used in the calculation of diluted
Net (loss) income per share		16,881,191	17,925,671		16,955,296	18,092,671

Diluted net (loss) income per share	$	N/A	$0.02	$	N/A	$0.08

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2008	2007

Operating activities:
Net (loss) income	$(765,220)	$1,454,474
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	139,609	131,456
Share based compensation	22,707	23,136
Interest on note payable	(15,610)	—
Loss on disposal of equipment	(2,113)	(1,070)
Accounts receivable – customers	408,410	(125,933)
Accounts receivable – related parties	(115,021)	(250,953)
Net (decrease) increase in current assets other than cash and cash equivalents	(228,574)	57,870
Net increase (decrease) in other assets	132,000	(409,617)
Net decrease in current liabilities other than short-term borrowings	(95,883)	(795,543)
Net cash (used in) provided by operating activities	(519,695)	83,820
Investing activities:
Acquisition of furniture and equipment	(109,021)	(183,141)
Acquisition of patents	(14,740)	—
Acquisition of AcerMed software license	(479,262)	—
Development of imaging software	(377,268)	—
Software development capitalization	(833,560)	—
Merger capitalization	(378,316)	(321,531)
Other capitalized software investments	(107,537)	—
Net cash used in investing activities	(2,299,704)	(504,672)
Financing activities:
Principal payments on notes payable	(460,482)	(6,625)
Advance to related parties	(1,207,637)	(817,793)
Amortization of prepaid financing related to note payable	42,939	—
Proceeds from exercise of options	—	163,644
Net cash used in financing activities	(1,625,177)	(660,774)
Net decrease in cash and equivalents	(4,444,576)	(1,081,626)
Cash and equivalents, beginning of the period	7,630,284	6,163,857
Cash and equivalents, end of the period	$3,185,708	$5,082,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Month Period ended September 30, 2008 and 2007

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2008, condensed consolidated statements of operation for the three and nine month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto included in Annual Report of Ophthalmic Imaging Systems (the “Company”) for the year ended December 31, 2007 on Form 10-KSB. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2008 are not necessarily indicative of the operating results expected for the full year.

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

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net (loss) income per share	$ (238,763)	$ 343,624	$ (765,220)	$ 1,454,474

Denominator for basic net (loss) income per share:
Weighted average shares	16,866,831	16,827,122	16,866,831	16,627,821

Effect of dilutive:
Employee/director stock options	14,360	1,098,548	88,465	1,464,850
Dilutive potential common shares	14,360	1,098,548	88,465	1,464,850

Denominator for diluted net (loss) income per share	16,881,191	17,925,671	16,955,296	18,092,671
Basic net (loss) income per share	$ (0.01)	$ 0.02	$ (0.05)	$ 0.09

Diluted net (loss) income per share	N/A	$ 0.02	N/A	$ 0.08

As of September 30, 2008 and 2007 there were 3,188,691 and 402,000 options and warrants, respectively, whose exercise price exceeded the average market price of the stock and have been excluded from this computation.

Note 3.	Related Party Transactions –

MediVision

In June 2003, pursuant to Amendment No. 1 to a Working Capital Funding Agreement between the Company and MediVision Medical Imaging Ltd. (“MediVision”), an Israeli corporation, MediVision converted $1,150,000 of outstanding principal and accrued interest under a promissory note held by it into 6,216,216 shares of our common stock at a conversion price of $0.185 per share. As of September 30, 2008, MediVision owns approximately 56% of our outstanding common stock.

On June 28, 2006, we and MediVision entered into a License and Distribution Agreement whereby MediVision appointed us to be its exclusive distributor of a new digital imaging system, the Electro-Optical Unit, in the Americas and the Pacific Rim (excluding China and India), for a term of ten years. In return, we paid $273,808, consisting of a cash payment of $200,000 and recognition of $73,808 of research and development advances made in previous periods. Additionally, we agreed to pay advances totaling $460,000 based on the completion of certain phases of development of the Electro-Optical Unit and the completion of certain documents in connection therewith, and granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein. On September 21, 2006, we paid MediVision $160,000 based on the completion of the first milestone in the agreement. On June 20, 2007, we paid $150,000 based on the completion of the second milestone in the agreement. The initial term of the agreement is for ten years, which will be automatically renewed in one year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quota. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement upon sale of the first unit.

The advanced funds will be recovered as we purchase Electro-Optical Units in the future. In the original agreement we and MediVision agreed on specified quotas. The quota mandated that we purchase a minimum amount of the Electro-Optical Units each year. If we failed to satisfy our quota obligation, then we were to pay MediVision the gross profit on the shortfall units to maintain exclusivity in the agreed upon territory. If no such shortfall payment was made, such failure to meet the quota would have constituted a material breach and MediVision could terminate the exclusivity provision or the entire agreement. The quota obligation was terminated as of December 31, 2007 by an addendum to the original agreement.

From April 9, 2007 through June 30, 2008, OIS and MediVision entered into a series of addendums to the License and Distribution Agreement, whereby OIS agreed to loan MediVision funds for the engineering of the Electro-Optical Unit. As of the current date, OIS has agreed to loan MediVision up to $1,600,000 of principal. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2009. Repayments will be made in 36 equal payments, payable on the first of each month. The monthly amount will be calculated based on the amount of principal outstanding on April 30, 2009. Upon a default under License and Distribution Agreement, as amended, or the related promissory note or security agreement issued with the License and Distribution Agreement and its addendums, the principal and interest outstanding on the loan will become immediately due and payable. The loan is secured by shares of OIS common stock, owned by MediVision. The amount of shares pledged under the loan was calculated using $1,453,460 (the amount of the loan at the time of the last addendum, June 30, 2008) , divided by $0.28 (the average closing price of OIS common stock for the ten business days prior to June 30, 2008) less a 25% discount. If MediVision defaults on its repayment obligation as specified in the License and Distribution Agreement, as amended, OIS may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, OIS has the option to receive a portion of MediVision’s ownership interest in any patent rights relating to the Electro-Optical Unit, calculated based on the amount of principal and interest outstanding on the loan which is in default at the time OIS exercises this option, divided by 1,600,000, multiplied by 50%. Upon the occurrence of a default, which includes, among other things, MediVision’s failure to make any payment when due provided that such breach has not been cured within (14) days of written notice of such breach or MediVision’s insolvency, and provided that MV failed to sell its holdings of shares of OIS stock at the then prevailing market price during a period of up-to ninety (90) days and used same for curing such default then OIS has the right (but not the obligation) to receive full ownership interest (100% ownership) in the MV Patent Rights, as well as all and any other rights in the Electro-Optical Unit, including but not limited to all drawings and know-how of the Electro-Optical Unit, all inventory and parts of the Electro-Optical Unit, and the right to manufacture and market the Electro-Optical Unit without any further obligations to MV, in consideration for all of OIS outstanding Loan Amount (as defined therein).

MediVision has pledged as collateral for this note, and the security agreement described below, an aggregate of 7,035,343 shares of our common stock. As of September 30, 2008, MediVision’s principal outstanding under this Loan and Security Agreement is $1,717,743.

On January 30, 2008, OIS also entered into a Loan and Security Agreement with MediVision whereby OIS agreed to lend to MediVision up to $200,000 upon their request for working capital. From January 30, 2008 through June 30, 2008, OIS and MediVision entered into a series of addendums to the Loan and Security Agreement to provide additional financing for working capital. As of September 30, 2008, OIS has agreed to loan MediVision up to $700,000 of principal. The interest on this note accrues at 8% per annum. The loan is secured by MediVision’s shares in OIS common stock. The number of shares was calculated using the amount of loan given to MediVision divided by $0.28, the average closing price of OIS common stock for the ten business days prior to June 30, 2008, the date of the last addendum to the agreement, less a 25% discount.

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary (“Merger Sub”), and MediVision, pursuant to which Merger Sub will merge with and into MediVision (the “Merger”), with MediVision as the surviving entity. At the effective time of the Merger (the “Effective Time”) (1) each ordinary share, par value NIS 0.1 per share, of MediVision (“MediVision Shares”) issued and outstanding immediately before the Effective Time, will be automatically converted into 1.66 shares of our common stock and each outstanding option to purchase MediVision Shares under certain of MediVision’s stock option plans, warrants or other rights to purchase MediVision Shares will be assumed by us such that it will be converted into an option, warrant, or other right, as applicable, to purchase our common stock.

Consummation of the Merger is subject to certain conditions, including, among others, (i) the approval of the holders of our common stock and MediVision Shares, (ii) the declaration by the Securities and Exchange Commission (the “SEC”) that the Form S-4 Registration Statement, registering shares of our common stock to be issued to MediVision’s shareholders pursuant to the Merger Agreement, has become effective under the Securities Act of 1933, as amended (the “Securities Act”), (iii) the receipt of a permit of the “Israeli Prospectus,” a prospectus containing the Prospectus/Proxy Statement and any additional disclosures that complies in form and substance with applicable Israeli Law and regulations in connection with the issuance of shares of our common stock in the Merger, from the Israeli Securities Authority, (iv) the approval of the applicable Belgian, Israeli, and U.S. governmental entities required for the consummation of the Merger and other transactions contemplated by the Merger Agreement, and (v) the elapse of certain Israeli statutory waiting periods.

We have capitalized the direct costs associated with the Merger. As of September 30, 2008, these costs have accumulated to $905,643.

At September 30, 2008, we recorded a net amount due from MediVision of $450,000 for products sold to MediVision.

Sales to MediVision during the three and nine months ended September 30, 2008 totaled approximately $75,000 and $315,000. Sales to MediVision during the three and nine months ended September 30, 2007 totaled approximately $35,000 and $345,000. Sales derived from product shipments to MediVision are made at transfer pricing which is based on volume discounts similar to those available to other resellers and distributors of the Company’s products.

During the three and nine month periods ended September 30, 2008, we paid approximately $523,000 and $1,418,000 to MediVision for research and development performed by MediVision on our behalf, respectively. During the three and nine month periods ended September 30, 2007, we paid approximately $326,000 and $988,000, respectively, to MediVision for research and development performed by MediVision on our behalf.

CCS Pawlowski

At September 30, 2008, we recorded a net amount due from CCS Pawlowski, a subsidiary of MediVision, of approximately $62,000 for products and services. Sales to CCS Pawlowski during the three and nine months ended September 30, 2008 totaled approximately $55,000 and $158,000, respectively. Sales to CCS Pawlowski during the three and nine months ended September 30, 2007 totaled approximately ($7,000) and $139,000, respectively.

Abraxas

In January 2008, we, through our wholly-owned subsidiary, Abraxas Medical Solutions, Inc., a Delaware corporation (“Abraxas”), acquired substantially all the assets of AcerMed, Inc., a leading developer of Electronic Medical Records (“EMR”) and Practice Management (“PM”) software. AcerMed provided comprehensive and advanced EMR and PM software solutions for medical practices, from solo practitioners to multi-site practices nationwide. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done using, for example, a wireless computer pen tablet at the point of care. Due to the formation of Abraxas, NextGen Healthcare Information Systems, Inc. chose recently to discontinue its relationship with OIS. Up until the formation of Abraxas, OIS was marketing and selling their EMR and PM software products to the ophthalmic market.

Over the next few months, Abraxas is planning to launch new [software?] solutions which feature enhanced memory, improved efficiency, and numerous other modifications and technological updates to existing software. Initially, Abraxas will launch software for the OB/GYN, Orthopedic and Primary Care markets, to be followed by a solution addressing the ophthalmology market. Thus far, Abraxas has established relationships with market leaders including First Data Bank, LabCorp, Quest Diagnostics and SureScripts RxHub. By aligning with these companies, Abraxas is able to build a broader drug knowledgebase, laboratory interface, and electronic prescription. Abraxas has alsosecured several certifications and partner agreements, including certification by the Commission for Healthcare Information Technology (CCHIT) in ambulatory EMR/HER software; a certified partner of Microsoft ®; gold member of Healthcare Information and Management Systems Society (HIMSS); joined the Electronic Health Records Vendors Association (EHRVA) and partnered with Emdeon for EDI transactions. Additionally, Abraxas signed a declaration of support with the American Academy of Family Physician’s (AAFP) Center for health information technology, supporting its “Partners for Patients” (P4P) program. These reflect that Abraxas’ software has met certain industry standards and offer additional credibility to customers.

MediStrategy Ltd.

We have a service agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, a former Director of the Company, who served on the Board until December 2004. Under the terms of the agreement, MS provides services to us primarily in the business development field of ophthalmology, including forming business relationships, mergers and acquisitions, identifying and analyzing new lines of business and defining new product lines or business opportunities to be developed. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid a yearly performance bonus of up to $10,000 upon achievement of goals under the terms of the agreement determined by MS, Noam Allon, and the Company’s Chairman of the Board. During the years ended December 31, 2006 and 2007, MS earned fees of $48,000 each year. During the first nine months of 2008, MS earned fees of $36,000. This amount remains accrued, but not paid as of September 30, 2008.

Note 4.	Share Based Compensation

At September 30, 2008, we had four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from inception. The majority of options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted cannot be less than 85% of the fair market value on the date of grant.

There were no new stock option plans approved during the nine months ended September 30, 2008.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2008 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	2,358,686	$0.73	6.59	--
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	(79,666)	$0.97	--	--
Outstanding at September 30, 2008	2,279,020	$0.72	5.80	--
Exercisable at September 30, 2008	1,666,645	$0.60	5.12	--

We use the Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation under SFAS 123R, “Share-Based Payment.” The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes-Merton option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

The Company recorded an incremental $8,000 and $23,000 of stock-based compensation expense during the three and nine months ended September 30, 2008.

As of September 30, 2008, the Company had $43,449 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2010. The total fair value of options vested during the three and nine month period ended September 30, 2008 was $7,569 and $22,707. No options were granted or exercised for the three and nine month period ended September 30, 2008.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2008	2007	2008	2007
Warranty balance at beginning of period	$106,124	$340,275	$128,250	$395,575
Reductions for warranty services provided	(51,936)	(69,688)	(134,062)	(175,313)
Changes for accruals in current period	37,000	(34,550)	97,000	15,775

Warranty balance at end of period	$91,188	$236,038	$91,188	$236,038

Note 6.	Segment Reporting

Our business consists of two operating segments: (i) OIS and (ii) Abraxas, our wholly-owned subsidiary.

Our management reviews Abraxas’ results of operation separately. Our operating results for Abraxas excludes income taxes. The provision for income taxes is centrally managed at our corporate office on a consolidated basis, and accordingly, is not presented by segment since it is excluded from the measure of segment profitability as reviewed by our management.

We evaluate our reporting segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker as defined by SFAS No. 131. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

The following presents our financial information by segment for the three and nine months ended September 30, 2008.

Results of Operations

Selected Financial Data

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Statement of Operations:
Net revenues:
OIS	3,105,028	9,306,317
Abraxas	68,668	178,068

Gross Profit:
OIS	1,805,367	5,187,127
Abraxas	(38,931)	(134,810)

Operating loss:
OIS	(4,528)	(154,891)
Abraxas	(190,827)	(557,157)
Net loss (Consolidated)	(238,763)	(765,220)

Balance Sheet:	As of September 30, 2008
Assets:
OIS	13,832,447
Abraxas	1,539,959

Liabilities:
OIS	6,046,393
Abraxas	131,067

Stockholders’ Equity:
OIS	9,772,736
Abraxas	(577,790)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the SEC or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our future plans, strategies, and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended, and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, applicable legislative or regulatory changes, including changes in healthcare regulation, the availability of working capital, and the introduction of competing products. These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists. Recently, we purchased EMR and PM software to be sold to the following ambulatory-care specialties: ophthalmology, OBGYN, orthopedics and primary care.

At September 30, 2008, we had stockholders’ equity of $9,194,946 and our current assets exceeded our current liabilities by $6,039,520.

The following discussion should be read in conjunction with the unaudited interim financial statements and the notes thereto which are set forth in Part I, Item 1, “Financial Statements (unaudited).” In the opinion of management, the unaudited interim financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the results of the periods. There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues, or profitability in the future.

Critical Accounting Policies

Our financial statements are prepared in accordance with U.S. GAAP. The financial information contained in the financial statements is, to a significant extent, financial information based on the effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value recorded when earning income, recognizing an expense, recovering an asset or relieving a liability.

Management is also required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from these estimates. In addition, U.S. GAAP itself may change from one previously acceptable method to another. Although the economics of our transactions would not change, the timing of the recognition of such events for accounting purposes may change.

Revenue Recognition

Our revenue recognition policies are in compliance with applicable accounting rules and regulations, including (1) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements,” (2) American Institute of Certified Public accountants (“AICPA”), Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” (3) SOP 98-9, “Modification of SOP 97-2”, with Respect to Certain Transactions, and (4) Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Under EITF 00-21, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for product shipment, installation and training services, and service contracts based on performance or over the contract term as we incur expenses related to the contract revenue..

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

Installation revenue is recognized when the installation is complete. Separate amounts are charged and assigned in the customer quote, sales order and invoice, for installation and training services. These amounts are determined based on fair value, which is calculated in accordance with industry and competitor pricing of similar services and adjustments according to market acceptance. There is no price reduction in the product price if the customer chooses to not have us complete the installation.

Extended product service contracts are offered to our customers and are generally entered into prior to the expiration of our one year product warranty. The revenue generated from these transactions is recognized over the contract period, normally one to four years.

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

In order to realize our tax asset in 2008 and 2007, we needed to evaluate whether we will more likely than not be able to realize our deferred tax asset for 11 and 12 years ahead, respectively. We were not profitable for seventeen consecutive years between 1984 and 2000, and have not been profitable for the first nine months of 2008. We became profitable in 2001 and were profitable for the last seven years through 2007. There is significant uncertainty in projecting future profitability due to the history of our business and the rapidly changing medical technology market that we are in.

We used the following analysis to determine whether we needed to recognize a valuation allowance for our deferred tax asset and the amount recognized, if any. In our analysis, we assumed, based on management’s determination, that we will be able to use all of our unlimited NOL amounts. As of September 30, 2008, our balance of unlimited NOL deductions is $819,152. We then determined the amount of future capped net operating losses we will more likely than not be able to use. In the third quarter of 2008, we determined that we will be able to use the current year’s new deferred tax asset of $541,104, and an amount equal to six years of capped net operating losses in the future, or $2,334,000. The total of these two calculations brings us to a calculated usable deferred tax asset of $3,694,256 out of the $4,861,634 total possible net operating loss. In 2007, we made an assessment that we will be able to use six years of capped net operating losses in the future and projected taxable income in 2008. Concluding that a valuation allowance is not needed is difficult if there is a history of losses in the company, especially if the losses were not due to an extraordinary item.

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

Warranty Reserve

We have two types of warranty reserves. A general product reserve recorded on a per product basis and specific reserves recorded as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. General specific reserves usually arise from the introduction of new products. When a new product is introduced, we reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

We estimate the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. We analyze the margin of our total service department, the price of our extended warranty contracts, factor in the hardware costs of the various systems, and use a percentage for the first year warranty to calculate the cost per various systems for the first year manufacturer’s warranty. Based on this analysis, we did not need to change our estimated cost per product in our general reserve for products shipped in the current year.

In 2008, the warranty reserve decreased from $128,250 to $91,188 due to the decrease in product shipments versus the amount of replacements, repairs or upgrades performed.

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

In 2008, we capitalized our EMR and PM software that we acquired from the courts from (“AcerMed”) that was going through a bankruptcy. FAS 86 specifies that purchased computer software to be sold, leased, or otherwise marketed shall be capitalized when the software is acquired. This software was purchased and will be sold, leased, or marketed upon modification by our research and development team to be ready for sale to our customers. To date we capitalized $570,077 for this software. In accordance with FAS 86, we have also capitalized the research and development costs incurred to prepare this software for sale. According to FAS 86, research and development costs are to be capitalized once technological feasibility is established. We believe this software is technologically feasible because we started with a working model/prototype that had been in the market before our acquisition. The amount of research and development we have capitalized in connection with this software as of September 30, 2008 is $833,560.

In 2008, we also capitalized the costs associated with the development of a web-based software. According to FAS 86, technological feasibility is established upon completion of a detailed program design of the finished product or, in its absence, upon completion of a working model. We currently have both a working prototype and a program design of the finished product. As of September 30, 2008, we have capitalized $377,268 of costs incurred in connection with the development of this software.

New Accounting Pronouncements

Financial Accounting Pronouncement FAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157 – Fair Value Measurements. This statement defines fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. This definition applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement was adopted as of January 1, 2008. The adoption of FASB 157 did not have a material impact on our financial position, results of operations or cash flows.

Financial Accounting Pronouncement FAS 159

In February 2007, the FASB issued Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. The adoption of FASB 159 did not have a material impact on our financial position, results of operations or cash flows.

Financial Accounting Pronouncement FAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (“SFAS 141(R)”), “Business Combinations.” SFAS 141(R), among other things, establishes principles and requirements regarding the method in which the acquirer in a business combination (i) recognizes and measures in it’s financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. We are required to adopt SFAS 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis. We believe that the adoption of FASB 141(R) will have a material impact on our financial position and results of operations.

We are currently capitalizing our merger related costs according to FAS 141. With the adoption of FAS 141(R) as of January 1, 2009, we will be required to expense these costs. We will also be required to retroactively calculate our 2008 balance sheet, statement of operations and cash flow statement in order to show them for comparative purposes with our 2009 balance sheet, statement of operations and cash flow statement. We will need to expense within research and development in the statement of operations the amount that we have capitalized to date in other assets within the balance sheet. The impact of this adjustment to our 2008 financial statements as of September 30, 2008 is $905,643.

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2008 were $3,173,696, representing a less than 1% increase from revenues of $3,156,681 for the three months ended September 30, 2007. The slight increase in revenues between the quarters is due to a decrease of product sales in the three months ended September 30, 2008 of approximately $143,000, offset by an increase in service revenue of approximately $160,000. Our revenues for the nine months ended September 30, 2008 were $9,484,385, representing a 13% decrease from revenues of $10,934,694 for the nine months ended September 30, 2007. The decrease in revenues between the years is due to a decrease of product sales in the nine months ended September 30, 2008 of approximately $1,933,000, offset by an increase in service revenue of approximately $482,000. The decrease in product sales for the three and nine months ended September 30, 2008 and September 30, 2007, is primarily due to a change in market conditions.

Product sales accounted for approximately 69% and 74% of our revenue for the third quarters of 2008 and 2007, respectively. Service revenues for these products accounted for approximately 31% and 26% of our revenue for the third quarters of 2008 and 2007, respectively. Product sales accounted for approximately 71% and 79% of our revenue for the nine months ended September 30, 2008 and 2007, respectively. Service revenues for these products accounted for approximately 29% and 21% of our revenue for the nine months ended September 30, 2008 and 2007, respectively. The increase in service revenue is mainly derived from increases in our extended service contract revenue. The volume of extended service contracts sold continues to increase relative to total sales as we continue to educate our customers about the benefits of these contracts. This education process has been ongoing for the last five years and our service revenue increases as more customers buy extended service contracts. The other components of service revenue have stayed relatively constant. Total service revenue during the three months ended September 30, 2008 was comprised mostly of service contract revenue and the balance consists of non-warranty repairs and parts, and technical support phone billings for customers not under warranty.

Revenues from sales of our products to related parties was approximately $129,000 and $28,000 during the three month periods ended September 30, 2008 and 2007, respectively. Revenues from sales of our products to related parties was approximately $472,000 and $484,000 during the nine month periods ended September 30, 2008 and 2007, respectively.

Gross Margins

Gross margins were approximately 56% and 58% during the three month periods ended September 30, 2008 and 2007, respectively. Gross margins were approximately 53% and 58% during the nine month periods ended September 30, 2008 and 2007, respectively. Gross margins decreased between the quarters and for the nine month periods ended September 30, 2008 due to the decrease in product sales with an increase in fixed overhead costs related to the formation of Abraxas.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 31% of total revenues during the third quarter of fiscal 2008 as compared to approximately 25% during the third quarter of fiscal 2007. Expenses increased to $974,967 during the third quarter of 2008 versus $780,249 during the third quarter of 2007, representing an increase of $194,718 or 25%. This increase was primarily due to the sales and marketing expenses from Abraxas of $113,000 and the addition of two new sales positions and one new product marketing position at OIS of $150,000, offset by the restructuring of our marketing department causing a decrease of $66,000.

Sales and marketing expenses accounted for approximately 31% of total revenues during the first nine months of fiscal 2008 as compared to approximately 23% during the first nine months of fiscal 2007. Expenses increased to $2,919,510 during the first nine months of 2008 versus $2,456,253 during the first nine months of 2007, representing an increase of $463,257 or 19%. This increase was mainly due to the sales and marketing expenses from Abraxas of $300,000 and the addition of two new positions within sales and marketing at OIS of $178,000.

General and Administrative Expenses

General and administrative expenses were $380,682 in the third quarter of fiscal 2008 and $349,729 in the third quarter of fiscal 2007, representing an increase of $30,953 or 9%. Such expenses accounted for approximately 12% and 11% of revenues during the third quarters of 2008 and 2007, respectively.

General and administrative expenses were $1,264,358 in the first nine months of fiscal 2008 and $1,305,192 in the first nine months of fiscal 2007, representing a decrease of $40,834 or 3%. Such expenses accounted for approximately 13% and 12% of revenues during the first nine months of 2008 and 2007, respectively.

Research and Development Expenses

Research and development expenses were $606,141 in the third quarter of fiscal 2008 and $368,788 in the third quarter of fiscal 2007, representing an increase of $237,353 or 64%. Such expenses accounted for approximately 19% of revenues during the third quarter of 2008 and 12% of revenues during the third quarter of 2007.

Research and development expenses were $1,580,496 in the first nine months of fiscal 2008 and $1,169,607 in the first nine months of fiscal 2007, representing an increase of $410,889 or 35%. Such expenses accounted for approximately 17% of revenues during the first nine months of 2008 and 11% of revenues during the first nine months of 2007. The increase in the first nine months of fiscal 2008 versus 2007 resulted primarily from an increase in research and development done by MediVision. The increase for the three and nine months ended September 30, 2008 was due to the development of the new electro-optical unit by MediVision, the decrease in the value of the U.S. dollar compared to the New Israeli Shekel (NIS), which increases OIS’ cost to reimburse MediVision for the expenses incurred in NIS for their research and development efforts.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products. Outside consultants and MediVision currently conduct most of our research and development activities.

Abraxas capitalized research and development efforts in the first nine months of fiscal 2008 in the amount of $833,560 related to the development of its EMR and PM software to prepare it to sell to the market.

Interest and other (expense) income, net

Interest and other (expense) income was ($41,325) during the third quarter of fiscal 2008 versus $46,304 during the third quarter of fiscal 2007. The decrease is primarily due to the interest expense and amortization of financing fees related to our financing agreement with the Tail Wind Fund of $56,212 and a decrease in interest income related to the decrease in cash and interest rates of $33,266.

Interest and other (expense) income was ($52,226) during the first nine months of fiscal 2008 versus $153,628 during the first nine months of fiscal 2007. The decrease is primarily due to the interest expense and amortization of financing fees related to our financing agreement with the Tail Wind Fund of $163,737 and a decrease in interest income related to the decrease in cash and interest rates of $56,747.

Income Taxes

Income tax expense was $2,083 during the third quarter of fiscal 2008 versus $23,358 during the third quarter of fiscal 2007. Income tax expense was $946 during the first nine months of fiscal 2008 versus $51,540 during the first nine months of fiscal 2007.

We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. In determining whether we will more likely than not realize the deferred tax asset, we assess the amount of our future capped net operating losses we will more likely than not be able to use. (See “Critical Accounting Policies – Tax Provision” above.)

Net (Loss) Income

We recorded a net loss of ($238,763) or ($0.01) per share basic and diluted earnings, for the third quarter ended September 30, 2008 as compared to net income of $343,624 or $0.02 per share basic and diluted earnings for the third quarter ended September 30, 2007. The decrease in net income is primarily due to the increase in research and development expenses from MediVision related to the development of the new Electro-Optical Unit and the decrease in the value of the U.S. dollar compared to the NIS, which resulted in a $155,000 loss, the additional expenses related to Abraxas of $190,827, the increase in sales and marketing due to the addition of two new sales positions at OIS of $150,000, offset by the restructuring of our marketing department causing a decrease of $66,000, the increase in non-operating income/expense related to interest expense and amortization of financing fees related to our new financing agreement with the Tail Wind Fund of $56,212, and a decrease in interest income related to the decrease in cash and interest rates of $33,266.

We recorded a net loss of ($765,220) or ($0.05) per share basic and diluted earnings, for the first nine months of September 30, 2008 as compared to net income of $1,454,474 or $0.09 and $0.08 per share basic and diluted earnings for the first nine months of September 30, 2007. The decrease in net income is primarily due to a decrease in sales resulting in a decrease in gross profit of $1,076,000, the increase in research and development expenses from MediVision related to the development of our new Electro-Optical Unit of $388,000, the additional expenses related to Abraxas of $557,157, the increase in non-operating income/expense related to interest expense and amortization of financing fees related to our new financing agreement with the Tail Wind Fund of $163,737, and a decrease in interest income related to the decrease in cash and interest rates of $56,747.

Balance Sheet

Our assets decreased by $1,314,488 as of September 30, 2008 as compared to December 31, 2007. This decrease was primarily due to a decrease in cash of ($4,444,576), a decrease in accounts receivable of ($408,410), offset by an increase in the note receivable from MediVision of $1,207,634, the capitalization of new software of $377,268, and AcerMed EMR and PM software purchased by Abraxas for $479,262, capitalized merger related costs of $378,316, increase in inventory of $244,848, and the capitalization of the development performed on the Abraxas EMR and PM software to prepare for the market of $833,560.

Our liabilities decreased by $390,045 as of September 30, 2008 as compared to December 31, 2007 primarily due to the decrease in note payable to the Tail Wind Fund.

Our stockholders’ equity decreased by $924,443 as of September 30, 2008 as compared to December 31, 2007 primarily due to a decrease in retained earnings for the quarter.

Our assets increased by $1,866,484 as of September 30, 2008 as compared to September 30, 2007. This increase was primarily due to advances to MediVision of $1,440,032, an increase in inventory of $358,392, an increase in accounts receivable to related parties of $197,399, capitalized expenses related to the proposed merger with MediVision of $584,112, an increase in prepaid products to MediVision of $250,000, the capitalization of a new software of $377,268, the purchase of AcerMed EMR and PM software by Abraxas of $570,077, and the capitalization of the development performed on the Abraxas EMR and PM software to prepare it for the market of $833,560, offset by a decrease in cash of ($1,896,523) and accounts receivable of ($1,107,227).

Our liabilities increased by $2,468,821 as of September 30, 2008 as compared to September 30, 2007 primarily due to a convertible note issued to qualified institutional buyers in October 2007, currently recorded at $2,276,240 and an increase in deferred warranty revenue of $367,035, offset by a decrease of our purchasing accrual of $265,458, and a decrease of warranty reserve of $144,850.

Our stockholders’ equity decreased by $602,337 as of September 30, 2008 as compared to September 30, 2007 due to net losses for the previous 12 months of ($667,079), offset by an increase in capital stock of $55,568 and additional paid in capital related to the financing agreement with the qualified institutional buyers of $9,174.

Liquidity and Capital Resources

Our operating activities used cash of $519,695 during the nine months ended September 30, 2008 as compared to cash generated of $83,820 for the nine months ended September 30, 2007. The cash used in operations during the first nine months of 2008 was principally from a net loss of $765,220 and an increase in inventory of $244,848, offset by a decrease in customer accounts receivable of $408,410.

Cash used in investing activities was $2,299,704 during the first nine months of 2008 as compared to $504,672 during the first nine months of 2007. Our investing activities consisted primarily of Abraxas’ purchase of the EMR and PM software for $479,262, the related development to prepare it for sale of $833,560, new imaging software of $377,268, costs related to the proposed merger with MediVision of $378,316 and the purchase of furniture and miscellaneous software of $109,021. We anticipate continued research and development in connection with the AcerMed software to get it ready to sell to the market. We also anticipate that related expenditures, if any, will be financed from our cash flow from operations or other financing arrangements available to us, if any.

We used cash in financing activities of $1,625,177 during the first nine months of fiscal 2008 as compared to $660,774 during the first nine months of fiscal 2007. The cash used in financing activities during the first nine months of 2008 was principally from advances to related parties of $1,207,637 and principal payments on our note payable of $460,482.

On September 30, 2008 our cash and cash equivalents were $3,185,708. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and the continuation of the investment in Abraxas.

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

Off-Balance Sheet Arrangement

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 2,345,500 shares of our common stock it owns to us in order to secure the Debenture. The amount owed to the financial institution by MediVision and secured by us as of September 30, 2008 is approximately $1,892,000.

ITEM 4T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2008, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II      OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 11, 2007, we filed a civil action in the Superior Court of California for the County of Sacramento against our former president Steven Verdooner. The complaint alleges against Mr. Verdooner claims of breach of fiduciary duty, intentional interference with contract, and intentional interference with prospective economic advantage. The complaint requests total damages against Mr. Verdooner in excess of $7,000,000. Discovery is ongoing, and the trial has been set for April 28, 2009.

On April 23, 2008, OIS filed an amended complaint adding Opko Health, Inc. and the Frost Group, LLC as defendants to the lawsuit. The defendants filed demurrers in response to the amended complaint, and the court heard the demurrers on September 18, 2008, ultimately granting the demurrer as to defendant Frost Group, LLC and granting the demurrer in part and denying demurrer in part as to defendant Opko Health, Inc. The court granted leave to OIS to file another amended complaint, which OIS did on October 10, 2008.

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
Date: November 13, 2008

	By:	/s/ Gil Allon
	Name:	Gil Allon,
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name:	Ariel Shenhar,
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)