Form 10-K
period 2008-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2009-03-31
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File No. 1-11140

OPHTHALMIC IMAGING SYSTEMS

(Exact name of registrant as specified issuer in its charter)

California	94-3035367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Lathrop Way, Suite I, Sacramento, CA	95815
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (916) 646-2020

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1934. Yes ☐  No ☒

Indicate by checkmark whether the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. Yes ☐  No ☒

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of March 14, 2009 was approximately $1,490,887 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board.

As of March 14, 2009, there were 16,866,831 issued and outstanding shares of the issuer’s common stock.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Table of Contents

PART I

PART II

PART III

As used herein, “OIS,” “we,” “us,” “our” and the “Company” refers to Ophthalmic Imaging Systems.

PART I

ITEM 1.	BUSINESS.

Ophthalmic Imaging Systems (the “Company,” “OIS,” “we,” “us,” or “our”) was incorporated under the laws of the State of California on July 14, 1986. We are headquartered in Sacramento, California and engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and informatics solutions. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists. Recently, we purchased Electronic Medical Records (“EMR”) and Practice Management (“PM”) software to be sold to the following ambulatory-care specialties: ophthalmology, obstetrics/gynecology (“OB/GYN”), orthopedics and primary care.

Since our inception, we have developed products that have primarily addressed the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in our angiography line are our WinStation digital imaging systems. These WinStation systems are targeted primarily at retinal specialists and general ophthalmologists for use in the diagnosis and treatment of retinal diseases and other ocular pathologies.

We believe, however, that as the U.S. healthcare system moves toward managed care, the needs of managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine (the electronic delivery and provision of health care and consultative services to patients through integrated health information systems and telecommunications technologies), combined with lower cost imaging devices and systems, are emerging to assist physicians and managed care organizations in delivering high quality patient care while reducing costs.

Our objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular healthcare industry. We are currently focusing our development efforts on products for the ocular healthcare market, as well as features and enhancements to our existing products. We are also applying our technology in the ophthalmic imaging field toward the development of new ocular imaging devices and exploration of telemedicine/managed care applications targeted at the general ophthalmology and optometry markets.

We entered into the Ophthalmic Picture Archiving and Communications Systems (“PACS”) software market during 2004. PACS enables medical staff to access new and archived images remotely, thus, improving the environment in which to diagnose patients. The ability to instantaneously share information between locations allows specialists to manage more patients in separate locations quickly and efficiently. The PACS system can be completely integrated with our customers’ existing infrastructure, including image acquisition, image analysis, short and long-term storage, archiving, disaster recovery, viewing and monitoring. The current flagship product in our PACS product line is our SymphonyTM software.

In January 2008, we, through our wholly-owned subsidiary, Abraxas Medical Solutions, Inc., a Delaware corporation (“Abraxas”), acquired substantially all the assets of AcerMed, Inc. (“AcerMed”), a leading developer of EMR and PM software. AcerMed has been providing comprehensive and advanced EMR and PM software to medical practices, from solo practitioners to multi-site practices, nationwide. Through this acquisition, we gained the rights to software applications that automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done using, for example, a wireless computer pen tablet at the point of care.

Products

OIS Products

WinStationTM Systems

Our WinStation systems and products, categorized by resolution, are primarily used by retina specialists and general ophthalmologists to capture color images of the retina and to perform a diagnostic procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system, connected to a medical image capture device called a fundus camera, takes detailed images of the patient’s retina. These digital images can provide a “road map” for treatment.

Over the past 40 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. Our digital WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored and archived. We also offer a variety of networking and printer options.

Our WinStation systems are also used by ophthalmologists to perform indocyanine green (“ICG”) angiography. ICG angiography is a diagnostic test procedure used to treat patients with Age-related Macular Degeneration, a leading cause of blindness afflicting over 8 million people in the United States. ICG angiography, used for approximately 5% of patient angiography, is a dye procedure that can only be performed using a digital imaging system such as our Winstation Systems.

Digital Slit Lamp Imager (DSLI) and WinStation for Slit Lamps

DSLI and WinStation for Slit Lamps are intended for use by a majority of eye care practitioners, including most ophthalmologists and optometrists, with an emphasis on imaging the front of the eye. Slit lamps are imaging devices used in virtually all ophthalmic and optometric practices. The DSLI adapts to most slit lamp models and is capable of real-time video capture, database management and archiving.

Abraxas Products

Abraxas’ proprietary software uses the latest technology to automate the workflow of a medical practice consisting of clinical, financial and administrative tasks, all using a single database. Abraxas’ software modules include:

Abraxas EMR

EMR can be populated with Clinical Pathways that are specific to a particular medical specialty. Following these Clinical Pathways, documenting a patient encounter can be as easy as "point and click" on a wireless touch-tablet computer. Alternatively, voice recognition, handwriting, handwriting recognition or typing can be used for charting. Clinicians can have access to the patient's prior chart notes, test results, clinical information, medical images and other information. They can write electronic prescriptions or electronically enter orders for radiology, lab work and other procedures. Certain lab results will come back to the system electronically and populate patients’ data. This eliminates the hassle of finding, pulling, carrying, filing and often times losing traditional paper charts.

Abraxas PM

Various codes for differing types of office visits are recommended based on the documentation and charges generated at the time of charting, therefore, data entry for billing purposes can be eliminated. PM allows for preprocessing of claims and editing for American National Standards Institute (ANSI) compliance prior to submission to minimize payer rejections. This results in quicker turnover of accounts receivable and, thus, a more efficient collections process which, in turn, may improve cash flow. Staff members can review detailed management and financial reports and access on-screen accounts receivable reports with filtering based on a wide range of criteria. These filters allow for identification of problem accounts.

Abraxas Scheduling

Patient and resource scheduling is also available and built around the needs of busy practices. This software allows users to view on-screen the schedules of one or multiple physicians at any time, reserve time frames for specific appointment reasons and color code them for on-screen identification, and keep track of patients’ scheduling history.

Markets

Having reviewed a broad selection of third party sources, including reports by the National Physician’s Census with data provided by the American Osteopathic Association, we believe there are approximately 17,000 ophthalmologists in the United States and approximately 28,000 ophthalmologists practicing medicine in countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neurology, plastics, pediatric, cataract, cornea and refractive surgery. There are also approximately 42,000 practicing optometrists in the United States.

The WinStation market consists of current fundus camera owners and potential purchasers of fundus cameras suitable for interfacing with our digital imaging system products. We believe there are now over 9,000 fundus cameras in clinical use in the United States and an additional 12,000 in the international market. It is estimated that new fundus camera sales fluctuate between approximately 800 and 1,200 units per year, worldwide, at an average per unit selling price of approximately $24,000. Of total cameras worldwide, including new and previously owned, a significant number are suitable to be interfaced with our digital imaging systems.

Currently, we know of 5 manufacturers of fundus cameras. These manufacturers produce a total of 24 models, 8 current and 16 legacy models for each of which we have designed optical and electronic interfaces.

The primary target market for our EMR and PM software is ophthalmologists with various specialties, as described above, numbering approximately 17,000 in the United States.

In order to increase our research and development and marketing effectiveness, Abraxas focuses on the following types of office based physicians: ophthalmology, primary care, obstetrics and gynecology, and orthopedic surgeons. Having reviewed a broad selection of third-party sources, including reports by the National Physician's Census, we believe there are approximately 17,000 office-based ophthalmic physicians, approximately 235,000 office-based primary care physicians, approximately 35,000 office-based obstetrics and gynecology physicians, and approximately 19,000 office-based orthopedic surgeons in the United States.

EMR software is used to automate the clinical workflow of medical offices and PM software is used to automate the financial and administrative tasks of medical offices. Medical practices in the United States began automating their practice management decades ago. By the late 1990’s, PM software had become widely accepted. The market for EMR, on the other hand, has started to increase as a result of various financial incentives and governmental forces.

Currently, the EMR industry has no dominant leader. It includes both large publicly traded companies and small privately held companies.

OIS Sales, Marketing and Distribution

We utilize a direct sales force in marketing our products throughout the United States. At December 31, 2008, our sales and marketing organization consisted of one VP of Sales U.S./Canada, eight territory sales representatives and ten product specialists located throughout the United States. These regional representatives and product specialists provide marketing, sales, maintenance, installation and training services. We also utilize OIS-trained contractors to provide certain installation and training services. Additionally, we subcontract service maintenance in several cities in the United States for routine component replacement.

Internationally, we utilize ophthalmic distributors that sell our products in various foreign countries. Each country has trained sales and technical service staff for their respective territories. MediVision, our parent, and CCS Pawlowski GmbH, an affiliate (“CCS”), serve as the principal distributors of our products in Europe and other international markets.

Pursuant to a Distribution Agreement, as amended, dated January 1, 2004, we appointed MediVision to be our exclusive distributor of certain products in Europe, Africa, Israel and India (the “MV Territory”). Under the agreement, MediVision must purchase the specified quota of the products as listed in the agreement. If MediVision fails to satisfy its quota obligation, this constitutes a breach and we may terminate the exclusivity provision. In satisfying the quota, MediVision purchases are aggregated with CCS purchases. CCS is a German subsidiary of MediVision. The quota for 2008 was $850,000 for MediVision (combined with CCS purchases). MediVision did not meet their quota for 2008. The initial term of the Distribution Agreement was for two years, which automatically renews in one-year periods. Either party may terminate the Distribution Agreement with at least 6 months prior written notice. The amount of products MediVision may purchase on credit for distribution under this agreement is limited to $450,000. During fiscal 2008, we sold approximately $597,000 ($823,000 combined with CCS purchases) of products to MediVision. For the sale of WinStation products under this Distribution Agreement, MediVision receives a tiered volume discount based on the amount ordered. The 2008 volume discounts are summarized in the table below. These volume discounts apply uniformly to all distributors of our WinStation products.

Distribution Agreement with MediVision(1)
Purchase Range (annually)	Discount
$0 - $199,999	0%
$200,000 - $299,999	10%
$300,000 - $399,999	20%
$400,000 - $499,999	30%
$500,000 and above	40%

(1)	This same volume discount structure is available to all OIS distributors who deal in WinStation products.

Under the Distribution Agreement with CCS, dated February 14, 2006, we appointed CCS, as our exclusive distributor of certain products in Germany and Austria (the “Territory”). Under the agreement, CCS must purchase the specified quota of Distribution Products. If CCS fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2008 was $390,000. All subsequent quotas will be agreed upon between the parties at the beginning of each year. If no quota is agreed upon, the preceding year’s quota will carry forward. For the sale of certain products, CCS will receive a tiered volume discount based on the amount ordered. The discounts for 2008 are summarized in the table below. The initial term of the Distribution Agreement was for two years, which now automatically renews in one-year periods. Either party may terminate the agreement with at least 3 months prior written notice. Pursuant to a Distribution Agreement, during 2008, we sold products to CCS of approximately $226,000. CCS did not meet its quota for 2008.

Distribution Agreement with CCS – FY 2008
Purchase Range (annually)	Discount
$0 - $199,999	0%
$200,000 - $299,999	10%
$300,000 - $399,999	20%
$400,000 - $499,999	30%
$500,000 and above	40%

Under a License and Distribution Agreement, as amended, dated June 28, 2006, MediVision appointed us to be its exclusive distributor of a new digital imaging system, the Electro-Optical Unit, in the Americas and the Pacific Rim (excluding China and India). In return, we paid $273,808. We also agreed to pay cash advances totaling $460,000 based on, among other things, the completion of certain phases of development of the Electro-Optical Unit. The advanced funds will be recovered as we purchase Electro-Optical Units in the future. As of December 31, 2008, we paid MediVision an aggregate of $460,000 in cash advances. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement upon the sale of the first unit. We also granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein. The initial term of the agreement is for ten years, which will be automatically renewed in one-year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we do not meet the purchase quota. Originally, we agreed on specified quotas that mandated that we purchase a minimum number of the Electro-Optical Units each year. On December 31, 2007, we amended the agreement to terminate the mandatory quota.

To promote sales, we prepare brochures, data sheets and application notes on our products, participate in industry trade shows and workshops, and advertise in trade journals, press releases, direct mail solicitations, journal articles, and scientific papers and presentations.

Abraxas Sale and Marketing

Abraxas utilizes a direct sales force in marketing and selling its products throughout the United States. At December 31, 2008, Abraxas’ sales and marketing organization consisted of three territory sales representatives, two marketing personnel, and five product specialists. These personnel provide marketing, sales, maintenance, installation and training services.

OIS Manufacturing and Production

We are primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The manufacture of certain components are subcontracted to outside vendors and assembled by OIS. We use outside vendors to minimize production time and reduce capital requirements. We store and assemble the manufactured components in our 13,552 square foot facility located in Sacramento, California.

We have been audited by the Food and Drug Administration (the “FDA”) as recently as May 2007 and there were no findings made. We also have Form 510(k)‘s, a pre-marketing notification filed with the FDA which provides certain safety and effectiveness information, on file for our digital angiography products.

Abraxas’ Operations

Abraxas is a software developer that operates in its 4,500 square foot facility located in Irvine, California.

OIS Components, Raw Materials and Suppliers

As a systems integrator, a significant number of the major hardware components in our products are procured from sole source vendors. Whenever possible, however, we seek multiple vendors from which to procure our components. Moreover, we work closely with our principal component suppliers, such as Dell Computer, MegaVision, and our other vendors to maintain dependable working relationships and to continually integrate into the manufacturing of our products, whenever feasible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect our business.

OIS Warranties

We generally provide a 12-month limited warranty for parts, labor and shipping charges in connection with the sale of our products. Peripheral products such as monitors, printers and computers also carry the original manufacturer’s warranty.

In the North American market, in order to ensure quality control and the proper functioning of our products on-site at a doctor’s office, we generally install the system and train the doctor and the doctor’s staff for a fee. Customers are not required to purchase such services in connection with the purchase of our products. We also offer service plans for sale to our customers as a supplement to the original manufacturer’s warranties.

OIS Competition

The healthcare industry is characterized by extensive research and development efforts and rapid technological change. Competition for products that can diagnose and evaluate eye disease is intense and expected to increase.

With respect to our WinStation products, we are aware of two primary competitors in the United States, which produce and deliver digital fundus imaging systems in volume, Topcon and Zeiss. In addition, there are a few other small competitors. Both Topcon and Zeiss, however, manufacture fundus cameras and produce angiography products that interface mostly with their own fundus cameras. In contrast, our products interface with different models of fundus cameras from a wide variety of manufacturers. Three other companies are known to have systems primarily in the international market, and the U.S. market to a limited extent, each with a small market share.

We are aware of five primary competitors for the DSLI, namely Veatch, MVC, Kowa, Helioasis and Lombart. Additionally, there are several other companies, which manufacture similar systems, but these systems currently have minimal market presence.

We are aware of two primary competitors for the Ophthalmic PACS that develop similar solutions.

Although we continue to work to develop new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Introduction of such devices and alternative methods could hinder our ability to compete effectively and could have a material adverse effect on our business, financial condition and results of operations. Many of our competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than us.

Abraxas Competition

Abraxas does not consider many of the companies currently offering some type of EMR or PM products as competitors, as they sell to hospitals, large clinics, surgery centers and other facilities, and to certain medical specialties that are not in Abraxas’ current target market. Abraxas is aware of some competitors for its EMR and PM products, primarily Allscripts/Misys Healthcare Systems, GE, Sage Software, and NextGen, which provide solutions for the multi-specialty medical market, and a few smaller competitors, primarily HCIT, Eye Doc and Compulink, which provide the EMR and or PM solutions predominantly to the ocular healthcare market. Others, mainly Digi-Chart and Greenway provide the EMR and PM solutions predominantly to the obstetrics and gynecology market, while other companies specialize in the orthopedic market or the primary care market.

The acquisition of EMR, PM and Scheduling has allowed us to broaden our product offerings to the ocular healthcare industry as well as to primary care, obstetrics and gynecology, and orthopedic surgeons. However there is no guarantee that our sales efforts will be successful. Additional research and development efforts, long sales cycles, new sales training requirements and potential resistance to the initial high cost of the EMR, PM or Scheduling software may hinder our success in selling these products.

OIS Research and Development

During 2008, we focused our recent research and development efforts on new digital image capture products. Our net research and development expenditures in the years ended December 31, 2008 and 2007 were approximately $2,644,000 and $1,631,000, respectively. In 2008, we capitalized $424,244 of the costs associated with the development of a web-based software.

In 2008, MediVision and other outsourced consultants conducted most of our research and development. MediVision performed our research and development pursuant to a Research and Development Services Agreement dated January 1, 2004. Under this agreement, MediVision agreed to use its best efforts to develop the WinStation software in accordance with our specifications included therein. We, in turn, agreed to pay, in monthly payments, 112% of MediVision’s research and development costs incurred in connection with developing the WinStation software. The initial term of the agreement is for two years, to be automatically renewed for additional 12 month periods unless terminated by either party upon 6 months prior written notice. The agreement is exclusive in that during the effective period we may not receive research and development services relating to the WinStation software from other parties without MediVision’s prior written consent. Also under the agreement, MediVision must obtain our written approval prior to incurring any new research and development expenses in connection with the development of WinStation software. Moreover, the parties agreed to render to each other, all reasonable assistance in obtaining any regulatory approvals required in connection with the WinStation software or any other results of the research and development services performed under the agreement. The parties also agreed that upon termination, (1) for 12 months, each party must maintain insurance reasonable to cover its liabilities, (2) for 24 months, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, unless mutually agreed, (3) for 18 months, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, unless mutually agreed, and (4) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts, unless mutually agreed.

In January 2009, we transitioned part of MediVision’s WinStation and Symphony research and development team to our corporate office in Sacramento, California to be OIS employees, thereby streamlining our research and development efforts.

Abraxas Research and Development

Abraxas’ research and development team is located in Irvine, California. Abraxas continues to focus its research and development efforts on the adaptation of its software to the target market as described above. (See Item 1. Business.) In 2008, Abraxas capitalized $1,150,831 of research and development expenses.

Abraxas also capitalized the EMR, PM and Scheduling software it acquired from AcerMed. (For more details of Abraxas acquisition, see Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.)

Patents, Trademarks and Other Intellectual Property

On June 15, 1993, we were issued United States Letters Patent No. 5,220,360 for "Apparatus and Method for Topographical Analysis of the Retina." This patent relates to the Glaucoma-ScopeR apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings.

We currently have patent applications outstanding with the U.S. Patent and Trademark Office for “A Device, Method and System for Automatic Montage of Segmented Retinal Images” and a “Method for Stabilizing a Sequence Angiographic Images.”

We have registered trademarks for “AutoMontage,” “OIS Symphony,” “Ophthalmology Office” and “IRI.”

We have copyrights for “Winstation Version 5,” “Winstation Version 6,” and “Winstation XP, Version 10.”

In 2007, we entered into a licensing agreement pursuant to which we were granted the right to commercialize background technology and a family of patents for an ocular imaging device, and integrate it into our existing and/or future products and retain exclusive rights of use, marketing and sale thereof worldwide.

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

We also rely on trade secrets, know-how, continuing technological innovation and other unpatented proprietary technology to maintain our competitive position. Certain of the proprietary software, optical interfaces and synchronization modules of our digital imaging systems are largely proprietary and constitute trade secrets, but the basic computer hardware and video components are purchased from third parties. No patent applications have been filed with respect thereto. If challenged, we anticipate aggressively defending our unpatented proprietary technology, although there is no assurance that others will not independently develop substantially equivalent proprietary information or techniques, or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect our rights to our unpatented trade secrets and other proprietary technology.

We seek to protect our unpatented proprietary technology, in part, through proprietary confidentiality and nondisclosure agreements with employees, consultants and other parties. Our confidentiality agreements with our employees and consultants generally contain standard industry provisions requiring such individuals to assign to us, without additional consideration, any inventions conceived or reduced to practice by them while employed or retained by OIS, subject to customary exceptions. There can be no assurance, however, that proprietary information agreements with employees, consultants and others will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known to or independently developed by competitors.

Government Regulation

The marketing and sale of our products are subject to certain domestic and foreign governmental regulations and approvals. Pursuant to Section 510(k) of the Federal Food, Drug and Cosmetic Act (“FDCA”), we are required to file, and have submitted, a pre-marketing notification with the FDA which provides certain safety and effectiveness information concerning our diagnostic imaging systems. The FDA has approved our pre-marketing notification submittals, thereby granting us permission to market our products, subject to the general controls and provisions of the FDCA. The classification of our products require, among other things, annual registration, listing of devices, good manufacturing practices, labeling and prohibition against misbranding and adulteration. Further, because we are engaged in international sales, our products must satisfy certain manufacturing requirements and may subject us to various filing and other regulatory requirements imposed by foreign governments as a condition to the sale of such products.

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

Although the FDA has made findings which permit us to sell our products in the marketplace, such findings do not constitute FDA approval of these devices and we cannot predict the effect that future legislation or regulatory developments may have on our operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on our business, financial condition and results of operations. Moreover, new products and services developed by us, if any, also may be subject to the same or other various federal and state regulations, in addition to those of the FDA.

An FDA inspection of our Sacramento, California facility was conducted in May 2007. There were no findings during the inspection.

Under the recently approved stimulus package, The American Recovery and Reinvestment Act of 2009, physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 in incentive payments, and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments.In addition, beginning in 2016, medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. We anticipate this legislation will have positive effects on our revenues as physicians adopt EMR software programs at higher rates than they do currently. We expect to see this positive trend in 2010 and beyond.

Insurance

We maintain general commercial casualty and property insurance coverage for our business operations, as well as directors and officers insurance and product liability insurance. During 2008, we did not receive any product liability claims and are unaware of any threatened or pending claims. To the extent that product liability claims are made against us in the future, such claims may have a material adverse impact on our business.

Employees

As of December 31, 2008, we have 58 employees, 1 of whom is part-time and 2 are seasonal employees. We have 19 employees at Abraxas. We also engage the services of consultants from time to time to assist us on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically sub-contract engineers as independent consultants for specific projects.

We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

Item 1A.	RISK FACTORS

Current economic conditions may adversely affect our industry, business, financial position and results of operations and could cause the market value of our common stock to decline.

The global economy is currently undergoing a period of unprecedented volatility and the future economic environment may continue to be less favorable than that of recent years. It is uncertain how long the recession that the U.S. economy has entered will last. The recession has resulted in, and could lead to, further reduced spending specifically related to physicians’ equipment and software. Our products require a large initial outlay of funds, which physicians in the current economic climate are hesitant to do. Also, the credit markets are currently experiencing unprecedented contraction. If current pressures on credit continue or worsen, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness.

If we are unable to obtain additional capital, we will be required to eliminate certain operations that may adversely affect our business.

Our operations require substantial funds for, among other things, continuing research and development and manufacturing and marketing our existing products. We may need to seek additional capital, possibly through public or private sales of our securities, in order to fund our operations. However, we may not be able to obtain additional funding in sufficient amounts or on acceptable terms when needed. Insufficient funds may require us to delay, scale back or eliminate certain or all of our research and development programs or license from third parties products or technologies that we would otherwise seek to develop ourselves. Any of these may adversely affect our continued operations.

If we fail to develop and successfully introduce new and enhanced products that address rapid technological changes in our markets and meet the needs of our customers, our business may be harmed.

Our industry is characterized by extensive research and development, rapid technological change, frequent innovations and new product introductions, changes in customer requirements and evolving industry standards. Demand for our products could be significantly diminished by new technologies or products that replace them or render them obsolete, which would have a material adverse effect on our business, financial condition and results of operations.

Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. This will require us to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We have incurred substantial research and development expenditures in the past and plan to continue to do so in the future. Over the last three fiscal years, our research and development expenses have been in the range of 10% to 18% of our net revenues. Although we have spent considerable resources on research and development, we may still be unable to introduce new products or, if we do introduce a new product, such product or products may not achieve sufficient market acceptance. Failure to successfully identify new product opportunities and develop and bring new products to market in a timely and cost effective manner may lead to a reduction in sales and adversely affect our business.

The markets in which we sell our products are intensely competitive and increased competition could cause reduced sales levels, reduced gross margins or loss of market share.

Competition for products that diagnose and evaluate eye disease is intense and is expected to increase. Although we continue to work on developing new and improved products, many companies are engaged in research and development of new devices and alternative methods to diagnose and evaluate eye disease. Many of our competitors and potential competitors have substantially greater financial, manufacturing, marketing, distribution and technical resources than us. Any business combinations or mergers among our competitors, forming larger competitors with greater resources, or the acquisition of a competitor by a major medical or technology corporation seeking to enter this business, could result in increased competition. Introduction of new devices and alternative methods could hinder our ability to compete effectively and could have a material adverse effect on our business, financial condition and results of operations.

We may experience a decline in the selling prices of our products as competition increases, which could adversely affect our operating results.

As competing products become more widely available, the average selling price of our products may decrease. Trends toward managed care, health care, cost containment and other changes in government and private sector initiatives in the United States and other countries in which we do business are placing increased emphasis on the delivery of more cost-effective medical therapies which could adversely affect prices of our products. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes, our net sales will decline. To compete we must continue to reduce the cost of our products. Further, as average selling prices of our current products decline, we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our net sales and gross margins, our operating results could be seriously harmed, particularly if the average selling prices of our products decreases significantly.

Our products are subject to U.S., E.U. and international medical regulations and controls, which impose substantial financial costs on us and which can prevent or delay the introduction of new products.

Our ability to sell our products is subject to various federal, state and international rules and regulations. In the United States, we are subject to inspection and market surveillance by the FDA, to determine compliance with regulatory requirements. The regulatory process is costly, lengthy and uncertain. Any delays in obtaining or failure to obtain regulatory approval of any of our products could cause a loss of sales or incurrence of additional expenses, which could adversely affect our business.

The purchase of AcerMed software and the formation of Abraxas may not generate any significant future revenue for us.

In January 2008, we purchased substantially all of the assets of AcerMed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management software. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and the financial operations of a medical office. Due to the acquisition of Abraxas, NextGen Healthcare Information Systems, Inc., a supplier of EMR and PM software, chose recently to discontinue its relationship with OIS. Long sales cycles, new sales training requirements and potential resistance to the initial high cost of the software may be among the factors contributing to us not being successful in selling these products.

We depend on skilled personnel to effectively operate our business in a rapidly changing market, and if we are unable to retain existing or hire additional personnel, our ability to develop and sell our products could be harmed.

Our success depends to a significant extent upon the continued service of our key senior management, sales and technical personnel, any of whom could be difficult to replace. Competition for qualified employees is intense, and our business could be adversely affected by the loss of the services of any of our existing key personnel. We cannot assure that we will continue to be successful in hiring and retaining properly trained personnel. Our inability to attract, retain, motivate and train qualified new personnel could have a material adverse effect on our business.

We may not be able to protect our proprietary technology, which could adversely affect our competitive advantage.

We rely on a combination of patent, copyright, trademark and trade secret laws, non-disclosure and confidentiality agreements and other restrictions on disclosure to protect our intellectual property rights. We cannot assure that our patent applications will be approved, any patents that may be issued will protect our intellectual property, any issued patents will not be challenged by third parties or any patents held by us will not be found by a judicial authority to be invalid or unenforceable. Other parties may independently develop similar or competing technology or design around any patents that may be issued to or held by us. We cannot be certain that the steps we have taken will prevent the misappropriation of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. Moreover, if we lose any key personnel, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees.

The long sales cycles for our products may cause us to incur significant expenses without offsetting revenues.

Customers typically expend significant effort in evaluating, testing and qualifying our products before making a decision to purchase them, resulting in a lengthy initial sales cycle. While our customers are evaluating our products we may incur substantial sales, marketing and research and development expenses to customize our products to the customer’s needs. We may also expend significant management efforts, increase manufacturing capacity and order long-lead-time components or materials. Even after this evaluation process, a potential customer may not purchase our products. As a result, these long sales cycles may cause us to incur significant expenses without ever receiving revenue to offset those expenses.

If we fail to accurately forecast components and materials requirements for our products, we could incur additional costs and significant delays in shipments, which could result in the loss of customers.

We must accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors including the specific supplier requirements, the size of the order, contract terms and current market demand for components. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs, impair our available liquidity and could have a material adverse effect on our business, operating results and financial condition. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales, business and operating results and could have a material adverse effect on our business, operating results and financial condition.

Our dependence on sole source suppliers exposes us to possible supply interruptions that could delay or prevent the manufacture of our systems.

Certain of the components used in our products are purchased from single sources. While we believe that most of these components are available from alternate sources, an interruption of these or other supplies could have a material adverse effect on our ability to manufacture some of our systems.

Some of our medical customers’ willingness to purchase our products depends on their ability to obtain reimbursement for medical procedures using our products and our revenues could suffer from changes in third-party coverage and reimbursement policies.

Our medical segment customers include doctors, clinics, hospitals and other health care providers whose willingness and ability to purchase our products depends in part upon their ability to obtain reimbursement for medical procedures using our products from third-party payers, including private insurance companies, and in the U.S. from health maintenance organizations, and federal, state and local government programs, including Medicare and Medicaid. Third-party payers are increasingly scrutinizing health care costs submitted for reimbursement and may deny coverage and reimbursement for the medical procedures made possible by our products. Failure by our customers to obtain adequate reimbursement from third-party payers for medical procedures that use our products or changes in third-party coverage and reimbursement policies could have a material adverse effect on our sales, results of operations and financial condition.

We have limited product liability insurance and if we are held liable in a products liability lawsuit for amounts in excess of our insurance coverage, we could be rendered insolvent.

There can be no assurance that we will not be named as a defendant in any litigation arising from the use of our products. Although we have our own product liability insurance policy with a limit of $4 million, should such litigation ensue and we are held liable for amounts in excess of such insurance coverage, we could be rendered insolvent. In addition, there can be no assurance that product liability insurance will continue to be available to us or that the premiums therefore will not become prohibitively expensive.

If our facilities were to experience a catastrophic loss, our operations would be seriously harmed.

Our facilities could be subject to a catastrophic loss such as fire, flood or earthquake. A substantial portion of our manufacturing activities and many other critical business operations are located near major earthquake faults in California, an area with a history of seismic events. Our corporate headquarters is also in a possible flood zone. Any such losses at our facilities could disrupt our operations, delay production, shipments and revenue and result in large expenses to repair or replace the facility. Any such loss could have a material adverse effect on our sales, results of operations and financial condition.

If MediVision fails to repay amounts guaranteed by us under the Debenture, it could result in a material adverse effect on our business, operating results, or financial condition.

We are a party to a Debenture whereby we guarantee the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank, up to $2,000,000. The Debenture is secured by a first lien on all of our assets. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2008 was approximately $1,700,000. If MediVision fails to pay the debts and liabilities secured by us under the Debenture we will be obligated to pay these amounts to United Mizrahi Bank. The cash required to pay such amounts will most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, any such default by MediVision could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment at significant risk. (For a more detailed description of the Debenture, see Item 8. Financial Statements, Notes to Consolidated Financial Statements, Note 6. Related Party Transactions, MediVision.)

Risks Related to Our Common Stock

We may experience volatility in our stock price, which could negatively affect your investment, and you may not be able to resell your shares at or above the offering price.

The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including: quarterly variations in operating results; changes in financial estimates by securities analysts; changes in market valuations of other similar companies; announcements by us or our competitors of new products or of significant technical innovations, contracts, acquisitions, strategic partnerships or joint ventures; additions or departures of key personnel; any deviations in net sales or in losses from levels expected by securities analysts; and future sales of common stock.

In addition, the stock market has recently experienced extreme volatility that has often been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our financial performance.

Because our securities trade on the OTC Bulletin Board, your ability to sell your shares in the secondary market may be limited.

The shares of our common stock have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol “OISI” since May 28, 1998. As a result, it may be more difficult for an investor to dispose of OIS’ securities or to obtain accurate quotations on their market value. Furthermore, the prices for OIS’ securities may be lower than might otherwise be obtained.

Moreover, because OIS’ securities currently trade on the OTC Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell OIS’ securities and otherwise affect the trading market in OIS’ securities.

Because OIS’ shares are deemed “penny stocks,” you may have difficulty selling them in the secondary trading market.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.” As OIS’ common stock falls within the definition of penny stock, these regulations require the delivery by the broker-dealer, prior to any transaction involving OIS’ common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for OIS’ common stock. The ability of broker-dealers to sell OIS’ common stock and the ability of shareholders to sell OIS’ common stock in the secondary market would be limited. As a result, the market liquidity for OIS’ common stock would be severely and adversely affected. OIS can provide no assurance that trading in OIS’ common stock will not be subject to these or other regulations in the future, which would negatively affect the market for OIS’ common stock.

OIS has additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of OIS’ common stock.

OIS’ articles of incorporation authorize the issuance of 35,000,000 shares of common stock and 20,000,000 shares of preferred stock. The common stock and the preferred stock can generally be issued as determined by OIS’ board of directors without shareholder approval.

Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, shareholders will be dependent upon the judgment of OIS’ management in connection with the future issuance and sale of shares of OIS’ common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of OIS held by the public shareholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of OIS through acquisition of shares of common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

We lease our facility space in Sacramento, California under a noncancelable lease which will expire in June 2012. This suite consists of 13,552 square feet of office, manufacturing and warehouse space. We pay minimum monthly lease payments, with respect to this property, of $11,926.

Abraxas leases facility space in Irvine, California under a noncancelable lease which will expire in April 2009. This facility consists of 4,500 square feet of office space. We pay approximately $7,000 per month for this office space. Management believes our current leased facilities are suitable and adequate to meet our current needs. Management believes our existing leased facilities are adequately covered by insurance. We have no current plans to significantly renovate, improve or develop our leased facilities. We do not have, and do not foresee acquiring, any real estate or investments in real estate, and are not engaged in any real estate activities.

Item 3.	LEGAL PROCEEDINGS

On May 11, 2007, we filed a civil action in the Superior Court of California for the County of Sacramento against our former president Steven Verdooner. We subsequently moved for and were granted an order amending the complaint to add claims against defendants Opko Health, Inc. and the Frost Group, LLC. The complaint alleges against Mr. Verdooner claims of breach of fiduciary duty, intentional interference with contract, and intentional interference with prospective economic advantage, and it alleges claims against Opko Health and the Frost Group, of interference and with aiding and abetting Verdooner’s interference and breach of fiduciary duty. The complaint requests total damages against defendants in excess of $7,000,000.

On February 20, 2009, Defendants moved for summary judgment against our complaint; the hearing on this motion is scheduled for March 27, 2009. Discovery in the case is ongoing, and the trial has been set for April 28, 2009.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock, no par value, have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol “OISI” since May 28, 1998 and prior to that on the Nasdaq Small-Cap Market. The following table sets forth the high and low bid prices for our common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Year Ended December 31, 2008		Year Ended December 31, 2007
	Low	High	Low	High
First Quarter*	$0.32	$0.70	$2.35	$3.45
Second Quarter	$0.30	$0.44	$1.65	$2.80
Third Quarter	$0.27	$0.45	$1.25	$1.96
Fourth Quarter	$0.11	$0.38	$0.61	$1.75

On March 14, 2009, the closing price for our common stock, as reported by the Nasdaq OTC Bulletin Board, was $0.24 per share and there were approximately 120 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2008, with respect to our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,224,000	(a)	$0.97	106,664	(b)
Equity compensation plans not approved by security holders	1,048,000	(c)	$0.42	206,999	(d)
Total	2,272,000		$0.72	313,663

(a)	Represents 554,000 options granted under our 2003 Stock Option Plan and 670,000 options granted under our 2005 Stock Option Plan.
(b)

Represents 80,000 shares available for grant under the 2005 Stock Option Plan, and 26,664 shares available for grant under the 2003 Stock Option Plan to our employees, directors, and consultants. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(c)

Includes 20,000 shares subject to options granted under our 1997 Stock Option Plan under which no more options may be granted, and 1,028,000 shares subject to options granted under the 2000 Stock Option Plan (the “2000 Plan”) under which 206,999 shares may be granted. (For material terms of the 1997 and 2000 Stock Option Plans, see Item. 8, Financial Statements, Notes to Consolidated Financial Statements, Note 8. Share Based Compensation.)

(d)

Includes 206,999 shares available for future grant under the 2000 Plan, to our employees and directors, consultants, and non-employee. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the applicable plan.

Recent Sales of Unregistered Securities

On December 19, 2007, we granted Gil Allon, our CEO, options to purchase 260,000 shares of common stock for services rendered during 2007. The options vest in 6 equal installments every 6 months beginning on June 19, 2008. Options to purchase 130,000 shares are exercisable at $0.82 per share and the remaining 130,000 at $1.05 per share. All of the options expire on December 19, 2015. We relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”), in connection with this issuance.

On December 19, 2007, we granted Ariel Shenhar, our CFO, options to purchase 230,000 shares of common stock for services rendered during 2007. The options vest in 6 equal installments every 6 months beginning on June 19, 2008. Options to purchase 115,000 shares are exercisable at $0.82 per share and the remaining 115,000 at $1.05 per share. All of the options expire on December 19, 2015. We relied upon the exemption from registration under Section 4(2) in connection with this issuance.

On January 6, 2009, we granted Gil Allon, our CEO, options to purchase 272,500 shares of common stock in lieu of 20% of his annual salary for fiscal 2009. The options vest in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. We relied upon the exemption from registration under Section 4(2) in connection with this issuance.

On January 6, 2009, we granted Ariel Shenhar, our CFO, options to purchase 265,000 shares of common stock in lieu of 20% of his annual salary for fiscal 2009. The options vest in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. We relied upon the exemption from registration under Section 4(2) in connection with this issuance.

On January 6, 2009, we granted Noam Allon, a consultant to OIS, options to purchase 180,000 shares of common stock in lieu of 20% of his compensation for fiscal 2009. The options vest in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019.

On January 1, 2008, we granted Mike Bina, the President of Abraxas, options to purchase 212,933 shares of Abraxas common stock.  The options are exercisable at $.01 per share, expire on January 1, 2019, and vest beginning January 1, 2008, semi-annually over three years as follows:  20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%.

On January 1, 2008, we granted Ali Zarazvand, the Chief Technology Officer of Abraxas, options to purchase 109,693 shares of Abraxas common stock.  The options are exercisable at $.01 per share, expire on January 1, 2019, and vest beginning January 1, 2008, semi-annually over three years as follows:  20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%.

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect our business, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time -to -time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Overview

To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists. In January 2008, we purchased EMR, PM and Scheduling software to be sold to the following ambulatory-care specialties: ophthalmology, OB/GYN, orthopedics and primary care.

At December 31, 2008, we had stockholders’ equity of $8,995,500 and our current assets exceeded our current liabilities by $4,715,371.

There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues or profitability in the future.

2008 Highlights

•	Acquisition of EMR, PM and Scheduling Software.

The formation of Abraxas Medical Solutions and subsequent acquisition of AcerMed's EMR and PM and Scheduling source code, has enabled us to diversify and offer more than ophthalmic-specific solutions.  This expansion into an exponentially larger market will enable us to stabilize revenues that had been previously subject to the changing conditions of a single specialist group and grow profits by catering to a much larger target market.

•	Transition of Research and Development Personnel.

For a quarter of a century we led the ophthalmic digital imaging and image management market by offering solutions that the competition was unable to deliver. The transition of part of the research and development team from MediVision to OIS will increase the efficiency of our research and development efforts and help us reduce our costs.

Acquisition of EMR, PM and Scheduling

In January 2008, we purchased substantially all of the assets of AcerMed, Inc., a leading software developer for EMR and PM software. The acquisition was through our wholly-owned subsidiary, Abraxas Medical Solutions, Inc. AcerMed has been recognized as a leader in providing comprehensive and advanced EMR and PM software solutions for a wide range of medical practices, from sole practitioners to multi-site, multi-specialty group practices nationwide. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done, for example, using a wireless computer pen tablet at the point of care. Due to the acquisition of Abraxas, NextGen Healthcare Information Systems, Inc. chose in January 2008 to discontinue its relationship with OIS. Prior to its acquisition of AcerMed’s assets, OIS was marketing and selling NextGen’s EMR and EPM software products to the ophthalmic market.

The aggregate cost to acquire substantially all the assets of AcerMed was $604,509. During 2007, we incurred legal and due diligence expenses of $104,509 in connection with the acquisition, which we capitalized as a cost of attaining AcerMed’s assets. In 2008, we also paid $500,000 to the courts, as AcerMed was in Chapter 11 bankruptcy proceedings, to purchase the assets of AcerMed. The book value of the assets purchased was $34,432, which we allocated to fixed assets. We attributed the remaining $465,568 to intangible assets.

We determined that our purchase price of $500,000 was by definition the fair value of the assets because there were other potential buyers for the same assets through the bankruptcy courts. AcerMed was going through Chapter 11 Bankruptcy and there were other buyers along with our Company willing to purchase the assets for approximately the same amount. Therefore, the sample of the market showed us what the market was willing to pay for these assets.

We determined that the software we acquired has an indefinite useful life and, therefore, is not amortized until its useful life is determined to be no longer indefinite. We will be evaluating the asset for impairment on an ongoing basis.

New Accounting Pronouncements

Financial Accounting Pronouncement FAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value in generally accepted accounting principles (“GAAP”), and expands the required disclosures about fair value measurements. This definition applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement was adopted as of January 1, 2008. The adoption of FASB 157 did not have a material impact on our financial position, results of operations or cash flows.

FASB Staff Position FAS 157-3

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) Financial Accounting Standard 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately and includes prior period financial statements that have not yet been issued. Therefore we have been subject to FSP FAS 157-3 effective September 30, 2008.  The implementation of FSP FAS 157-3 did not affect our fair value measurement as of December 31, 2008.

Financial Accounting Pronouncement FAS 159

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows and the Company did not elect the fair value option for any items.

Financial Accounting Pronouncement FAS 141(R)

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which among other things, establishes principles and requirements regarding the method in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires costs incurred to effect an acquisition to be recognized separately from the acquisition. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis. We believe that the adoption of FASB 141(R) will have a material impact on our financial position and results of operations as disclosed below.

In 2007 and 2008, we capitalized $1,047,047 of costs related to the proposed merger with MediVision in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Upon adoption of SFAS 141(R), we must expense these costs. To comply with SFAS 141(R) we have retroactively calculated our consolidated balance sheets as of December 31, 2007 and 2008 and our consolidated statements of operations and consolidated cash flow statements for the years ended December 31, 2007 and 2008. Next year, our consolidated balance sheet as of December 31, 2008 and consolidated statement of operations and consolidated cash flow statement for the year ended December 31, 2008 will also report merger-related costs as expensed for comparative purposes. Beginning in 2009, we will expense, within general and administrative expenses in our consolidated statement of operations, any new merger-related costs. The pro forma impact of this adjustment to our 2007 and 2008 consolidated financial statements as of and for the year ended December 31, 2008 is $527,327 and $519,720, respectively, as shown below:

Statement of Operations:	FY 2007	FY 2007 Revised For SFAS 141(R)	FY 2008	FY 2008 Revised For SFAS 141(R)
Net revenues	$14,489,044	$14,489,044	$12,491,117	$12,491,117
Cost of sales	6,265,695	6,265,695	5,768,483	5,768,483
Gross profit	$8,223,349	$8,223,349	$6,722,634	$6,722,634
Total operating expenses	6,810,897	7,338,224	7,804,968	8,324,688
Net income (loss)	$1,552,616	$1,025,289	$(2,465,805)	$(2,985,525)
Basic earnings (loss) per share	$0.09	$0.06	$(0.15)	$(0.18)
Balance Sheet:
Total Assets	$16,686,895	$16,159,568	$13,671,756	$12,624,709
Total Liabilities	$6,567,505	$6,567,505	$6,178,256	$6,178,256
Total Stockholders’ Equity	$10,119,390	$9,592,063	$7,493,500	$6,446,453
Total Liabilities and Stockholders’ Equity	$16,686,895	$16,159,568	$13,671,756	$12,624,709

On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principals (“GAAP”). The financial information contained in the financial statements is, to a significant extent, financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

Management is also required to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. In addition, GAAP itself may change from one previously acceptable method to another. Although the economics of our transactions would not change, the timing of the recognition of such events for accounting purposes may change.

We re-evaluate our estimates and assumptions that we use in our financials on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot definitively determine whether our assumptions and estimates will change in the future. Based on history, however, it is likely that there will be changes in some of our estimates and assumptions.

Revenue Recognition

Our revenue recognition policies are in compliance with applicable accounting rules and regulations, including (1) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements,” (2) American Institute of Certified Public accountants, Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” (3) SOP 98-9, “Modification of SOP 97-2”, with Respect to Certain Transactions, and (4) Emerging Issues Task Force Issue 00-21, “Revenue Arrangements with Multiple Deliverables.”

Under EITF 00-21, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

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

Installation revenue is recognized when the installation is complete. Separate amounts are charged and assigned in the customer quote, sales order and invoice, for installation and training services. These amounts are determined based on fair value, which is calculated in accordance with industry and competitor pricing of similar services and adjustments according to market acceptance. There is no price reduction in the product price if the customer chooses not to have us complete the installation.

Extended product service contracts are offered to our customers and are generally entered into prior to the expiration of our one year product warranty. The revenue generated from these transactions is recognized over the contract period, normally one to four years.

We do not have a general policy for cancellation, termination, or refunds associated with the sale of its products and services. All items are on one quote/purchase order with payment terms specified for the whole order. Occasionally, we have customers who require specific acceptance tests and accordingly, we do not recognize such revenue until these specific tests are met.

Tax Provision

Deferred taxes are calculated on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We calculate a tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 were adopted on January 1, 2007 and were applied to all of our tax positions. Only tax positions that meet the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized upon adoption. We previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on our financial position, results of operations of cash flow.

We do not currently allocate our taxes between us and our subsidiary, Abraxas, due to the immaterial impact of Abraxas on our tax provision.

Warranty Reserve

Our warranty reserve contains two components, a general product reserve recorded on a per product basis and specific reserves recorded as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per system shipped each quarter. Specific reserves usually arise from the introduction of new products. When a new product is introduced, we reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

We estimate the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. We analyze the gross profit margin of our service department, the price of our extended warranty contracts, factor in the hardware costs of the various systems, and use a percentage to calculate the cost per system to use for the first year manufacturer’s warranty. Based on this analysis, we did not need to change our estimated cost per product in our general reserve for products shipped in the current year.

In 2008, the general warranty reserve decreased from $128,250 to $67,000 due to the decrease in product shipments and the amount of replacements, repairs or upgrades performed.

In 2007, the general warranty reserve decreased from $395,575 to $128,250 due to the decrease of our specific reserves related to possible replacements, repairs or upgrades of our products.

At the end of 2006, we had specific reserves for new products in the amount of $249,825. During 2007, many of the possible replacements, repairs or upgrades that were reserved for at the end of 2006 were determined unnecessary, leaving no specific reserve balance within our warranty reserve at December 31, 2007.

Convertible Debt and Warrants

On October 29, 2007, we issued warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. These warrants expire on December 10, 2012.  We also have 313,000 warrants outstanding as of December 31, 2008 with exercise prices ranging between $1.40 and $1.83 per share. These warrants expire on April 27, 2009.

There were an aggregate of 929,671 warrants outstanding and exercisable as of December 31, 2008 with a weighted average remaining contractual life of 2.72 years, a weighted average exercise price of $1.79. There is no intrinsic value of warrants outstanding at December 31, 2008.

According to EITF 00-27, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

The impact of this adjustment to our 2008 financial statements is a decrease to interest expense of $19,701, a decrease to the discount on the note of $170,436 and a decrease to additional paid in capital of $190,138.

Software Capitalization

We capitalize software development costs in accordance with applicable accounting rules and regulations, including Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).

In 2008, we capitalized our EMR, PM and Scheduling software that we acquired from AcerMed through the bankruptcy court. SFAS 86 requires that purchased computer software to be sold, leased or otherwise marketed must be capitalized when the software is acquired. This software was purchased and will be sold, leased or marketed upon modification by our research and development team to be ready for sale to our customers. To date we capitalized $570,077 for this software. In accordance with SFAS 86, we have also capitalized the research and development costs incurred to prepare this software for sale. Pursuant to SFAS 86, research and development costs are to be capitalized once technological feasibility is established. We believe this software is technologically feasible because we worked with a model/prototype that had been in the market before our acquisition. The amount of research and development we capitalized in connection with this software as of December 31, 2008 was $1,150,831.

In 2008, we also capitalized the costs associated with the development of a web-based software. According to SFAS 86, technological feasibility is established upon completion of a detailed program design of the finished product or, in its absence, upon completion of a working model. We currently have both a working prototype and a program design of the finished product. As of December 31, 2008, we have capitalized $424,244 of costs incurred in connection with the development of this software.

Principals of Consolidation

The consolidated financial statements include the accounts of OIS and Abraxas Medical Solutions, Inc., its wholly-owned subsidiary (“Abraxas”). All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Our business consists of two operating segments: OIS and Abraxas, our wholly-owned subsidiary.  Our management reviews Abraxas’ results of operation separately from that of OIS. Our operating results for Abraxas exclude income taxes. The provision for income taxes is calculated on a consolidated basis, and accordingly, is not presented by segment. It is excluded from the measure of segment profitability as reviewed by our management.

We evaluate our reporting segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker, defined by SFAS 131. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the year ended December 31, 2008:

Twelve months ended December 31, 2008
Statement of Operations:
Net revenues:
OIS	12,192,868
Abraxas	298,250

Gross Profit (Loss):
OIS	6,872,733
Abraxas	(150,099)

Operating loss:
OIS	(328,292)
Abraxas	(754,042)
Net loss (Consolidated)	(2,465,805)

Balance Sheet:
Assets:
OIS	11,767,638
Abraxas	1,904,118

Liabilities:
OIS	5,992,986
Abraxas	185,269

Stockholders’ Equity:
OIS	8,278,346
Abraxas	(784,846)

Other

We expense all costs as incurred; including costs of services performed under extended warranty contracts. Estimates are used in determining the expected useful lives of depreciable assets.

Results of Operations

Selected Financial Data

	YEARS ENDED DECEMBER 31,
		2008	2007	2006
Statement of Operations:
Net revenues		$12,491,117	$14,489,044	$15,797,163
Cost of sales		5,768,483	6,265,695	6,545,792
Gross profit		6,722,634	8,223,349	9,251,371
Total operating expenses		7,804,968	6,810,897	7,107,464
Loss (income) from operations		(1,082,334)	1,412,452	2,143,907
Other (expense) income, net		(84,471)	141,104	75,852
Net (loss) income before provision for income tax (expense) benefit		(1,166,805)	1,553,556	2,219,759
Provision for income tax (expense) benefit		(1,299,000)	(940)	31,000
Net (loss) income		$(2,465,805)	$1,552,616	$2,250,759
Basic earnings per share		$(0.15)	$0.09	$0.14
Shares used in the calculation of basic earnings per share		16,866,831	16,682,773	16,090,610
Diluted earnings per share	$	N/A	$0.09	$0.13
Shares used in the calculation of diluted earnings per share		16,935,998	18,023,500	17,797,162
Balance Sheet:
Assets:
Cash and investments		$2,224,625	$7,630,284	$6,163,857
Accounts receivable, net		1,698,093	2,535,843	3,108,727
Accounts receivable, related party		500,365	397,307	160,656
Note receivable, related party		2,878,234	1,146,872	—
Inventories, net		1,206,733	746,342	808,238
Other current assets		233,418	1,849,732	1,352,744
Total Current Assets		8,741,468	14,306,380	11,594,222
Licensing agreement		273,808	273,808	273,808
Prepaid products		460,000	460,000	160,000
Capitalized software development		1,150,831	—	—
AcerMed asset purchase		570,077	90,815	—
Capitalized merger-related costs		1,047,047	527,327	—
Other assets		1,428,525	1,028,565	638,804
Total Assets		$13,671,756	$16,686,895	$12,666,834
Liabilities:
Accounts payable		$831,980	$726,573	$765,235
Accrued liabilities		3,085,054	3,097,063	3,580,535
Notes payable - current portion		1,611,063	1,029,643	11,204
Total Current Liabilities		5,528,097	4,853,279	4,356,974
Notes payable – non-current portion		500,159	1,564,226	—
Other liabilities		150,000	150,000	153,833
Total Liabilities		$6,178,256	$6,567,505	$4,510,807
Stockholders’ Equity:
Common stock		16,504,773	16,474,720	16,255,077
Additional paid in capital		966	191,104	—
Accumulated deficit		(9,012,239)	(6,546,434)	(8,099,050)
Total Stockholders’ Equity		$7,493,500	$10,119,390	$8,156,027
Total Liabilities and Stockholders’ Equity		$13,671,756	$16,686,895	$12,666,834

	Years Ended December 31,
	2008	2007	2006
Statement of Cash Flows Data:
Net cash provided by (used in) operating activities	$(278,726)	$639,614	$1,535,056
Net cash used in investing activities	(4,536,590)	(1,975,018)	(364,796)
Net cash provided by (used in) financing activities	(590,343)	2,801,831	1,052,891
Net increase (decrease) in cash and cash equivalents	$(5,405,659)	$1,466,427	$2,223,151

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

Revenues

Our revenues for the year ended December 31, 2008 were $12,491,117 representing a decrease of $1,997,927 or 14% as compared to revenues of $14,489,044 for the year ended December 31, 2007. The decreased revenues for 2008 resulted from decreased product sales of $2,644,447, including installation, offset by increased service revenues of $646,520. The decrease in product sales is primarily due to the decrease of our main Winstation systems and installation of approximately $1,927,000. Digital angiography systems and EMR and PM products accounted for approximately 71% and 79% of our total revenues during 2008 and 2007, respectively. The decrease in our product sales is primarily due to personnel changes in our sales and marketing departments and, more recently, changes in the global economy. Service revenue for the years ended 2008 and 2007 accounted for approximately 29% and 21% of our total revenues for the years ended 2008 and 2007, respectively. The increased service revenue is primarily due to the increase in our extended service contracts due to an increase in our customer base and more customers understanding the benefits of purchasing extended warranty contracts. Our remaining service revenue which has remained constant consists of non -warranty repairs and parts, and technical support phone billings for customers not under warranty.

Gross Margins

Gross margins decreased to 54% from 57% in fiscal 2008 versus 2007, respectively, primarily due to the decrease in sales of our EMR and PM products which have related fixed direct labor costs. We anticipate that our gross margins will increase if our product sales grow to cover the fixed personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses accounted for 29% and 24% of revenues during fiscal 2008 and 2007, respectively. Sales and marketing expenses were $4,034,816 during fiscal 2008, representing an increase of $539,890 or 15% compared to sales and marketing expenses of $3,494,926 in fiscal 2007. The increase in sales and marketing expenses were primarily the result of filling vacant sales positions during the year in OIS of approximately $178,000, the addition of Abraxas sales and marketing expenses of $438,000, offset by restructuring of the marketing department at OIS of ($66,000).

General and Administrative Expenses

General and administrative expenses accounted for 11% and 12% of revenues in fiscal 2008 and 2007, respectively. Expenses were $1,550,492 during fiscal 2008, representing a decrease of $134,259 or 8% compared to expenses of $1,684,751 during fiscal 2007. The decrease is primarily due to an increase in the general and administrative allocation of OIS to other departments of approximately $154,000, a decrease in OIS bonus expense related to writing off of executive bonuses that were accrued in 2007 but not approved for payment in 2008 of $143,000, a decrease in investor relations and business development expenses of approximately $101,000, offset by an increase in legal expenses of approximately $132,000 and the addition of Abraxas’ general and administrative expenses of $166,000.

Research and Development Expenses

Research and development expenses accounted for 18% of revenues during fiscal 2008 and 11% during fiscal 2007. Expenses were $2,219,660 during 2008, representing an increase of $588,440 or 36% compared to expenses of $1,631,220 during 2007. This increase was due to the increase in our research and development efforts on new digital image capture products. In the future, we expect our research and development expenditures to increase with the addition of Abraxas’s research and development expenses to be offset by a reduction in the research and development expenses subcontracted from MediVision and other consultants. In 2008 and 2007, outside consultants and MediVision conducted most of our research and development.

Other Income (Expense), net

Other income was ($84,922) during 2008 compared to $141,104 during 2007. The increase of $226,026 in other expense was primarily due to an increase of interest expense of $92,628 from the convertible notes outstanding, combined with a decrease in interest income of $98,638 resulting from a combination of a decrease of our cash balance and a decrease in interest rates. (For details of the convertible notes, see Item 8. Financial Statements - Note 5. Note Payable to the Consolidated Financial Statements)

Income Taxes

The income tax expense for the year ended December 31, 2008 consisted of the following:

	Federal	State	Total
2008
Current	$(43,000)	$-	$(43,000)
Deferred	(503,000)	(81,000)	(584,000)
Change in valuation allowance	1,845,000	81,000	1,926,000

Total income tax (benefit)	$1,299,000	$-	$1,299,000

In 2008, we determined that we will more-likely-than-not be unable to use any of our deferred tax asset in the future. We analyzed our operating results from 2007, 2008 and projected operating results for 2009, combined with the downward turn in the economy in 2008 and results of our largest annual tradeshow in the fourth quarter of 2008 and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future.  In 2007, we determined that we will use $2,334,000 of capped net operating losses in the future and projected taxable income in 2008. In 2007, we did not have enough information to determine whether we would use the remaining net operating losses of $539,855. We had no net operating loss carryforward for California state income tax purposes at December 31, 2007.

At December 31, 2008 and 2007, management reviewed recent operating results and projected future operating results, as well as the current conditions in the global economy and medical industry. On each of these dates, management determined whether it was more-likely-than-not that a portion of the deferred tax assets attributable to net operating losses would be realized. For a description of our analysis in determining our deferred tax asset, see “Critical Accounting Policies, Tax Provision” above.

Due to changes in ownership which occurred in prior years, Section 382 of the Internal Revenue Code of 1986, as amended, provides for significant limitations on the utilization of net operating loss carryforwards and tax credits. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized.

Net Income (loss)

We reported a net loss of ($2,465,805) or ($0.15) basic loss per share during 2008 compared to net income of $1,552,616 or $0.09 basic earnings per share during 2007. Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). (See Item 8. Financial Statements, Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, Earnings per Share.) The results of operations for 2008 reflect the softening demand for our digital imaging equipment in 2008.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 7% and 5% of our net sales for 2008 and 2007, respectively. Sales to MediVision, included in these totals, accounted for approximately 64% or $597,000 and 78% or $608,000 of our export sales for 2008 and 2007, respectively.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues

Our revenues for the year ended December 31, 2007 were $14,489,044 representing a decrease of $1,308,119 or 8% as compared to revenues of $15,797,163 for the year ended December 31, 2006. The decrease resulted from decreased product sales of $2,009,973, including installation, offset by increased service revenues of $701,854. The decrease in product sales is primarily due to the impact of two large non-repeating contracts recognized during the second and third quarters of 2006. Digital angiography systems and ophthalmology office products accounted for approximately 79% and 85% of our total revenues during 2007 and 2006, respectively. Service revenue for the years ended 2007 and 2006 accounted for approximately 21% and 15% of our total revenues for the years ended 2007 and 2006, respectively. The increased service revenue is primarily due to the increase in our extended service contracts from an increase in our customer base and more customers understanding the benefits of purchasing extended warranty contracts. Our remaining service revenue which has stayed nominally constant consists of non warranty repairs and parts, and technical support phone billings for customers not under warranty.

Gross Margins

Gross margins decreased to 57% from 59% in fiscal 2007 versus 2006, respectively, primarily due to the increased costs incurred by our service department. We anticipate that our gross margins will decrease as our sales of service contracts, which have lower gross margins than the majority of our products, become more significant.

Sales and Marketing Expenses

Sales and marketing expenses accounted for 24% of revenues during fiscal 2007 and 2006. Sales and marketing expenses were $3,494,926 during fiscal 2007, representing a decrease of $300,633 or 8% compared to sales and marketing expenses of $3,795,559 in fiscal 2006. The decrease in sales and marketing expenses were primarily the result of vacant sales positions during the year at various times.

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

Other Income (Expense), net

Other income was $141,104 during 2007 compared to $75,852 during 2006. The 2007 and 2006 amounts were comprised primarily of interest income, offset by fees paid to facilitate third-party financing arrangements for certain customers in connection with sales of our products.

The financing arrangements are the result of tri-party arrangements with our customers and an intermediary lender. In substance, these transactions allow the customer to obtain financing from an intermediary lender to pay amounts due to us. We incur these financing costs to expedite payment and lessen the necessary collection efforts. In these transactions, we record fee expense for the difference between the face value of the receivable due from our customer and the discounted amount that we accept as full payment from the intermediary lender.

Income Taxes

In 2007, we determined that we will use $2,334,000 of capped net operating losses in the future, and projected taxable income in 2008. In 2007, we did not have enough available information to use the remaining net operating losses of $539,855 when assessing the amount of deferred tax assets that are more likely than not to be used. We had no net operating loss carryforward for California state income tax purposes at December 31, 2007.

The income tax (benefit) expense for the year ended December 31, 2007 consisted of the following:

	Federal	State	Total
2007
Current	$131,000	$39,940	$170,940
Deferred	470,000	86,000	556,000
Change in valuation allowance	(640,000)	(86,000)	(726,000)

Total income tax (benefit)	$(39,000)	$39,940	$940

At December 31, 2007 and 2006, management reviewed recent operating results and projected future operating results. On each of these dates, management determined that it was more-likely-than-not that a portion of the deferred tax assets attributable to net operating losses would not be realized. Due to our limited history of profitable operations, management recorded a valuation allowance of $1,359,000 and $2,085,000 at December 31, 2007 and 2006, respectively. In 2007, we determined that we will be able to use six years of capped net operating losses in the future and projected taxable income in 2008. In 2007, we did not have enough information to look beyond the year 2014 in determining the amount of deferred tax assets that will more-likely-than-not to be used. The amount of the valuation allowance will be adjusted in the future if management determines that it is more -likely -than -not the deferred assets will be realized.

In 2006, we used $175,000 of the tax credit carryforward for federal purposes. We do not have a net operating loss carryforward for state income tax purposes.

Net Income

We reported net income of $1,552,616, or $0.09 basic and diluted earnings per share during 2007 compared to net income of $2,250,759, or $0.14 basic earnings per share and $0.13 diluted earnings per share during 2006. Earnings per share is calculated in accordance with SFAS 128. (See Item 8. Financial Statements, Notes to Consolidated Financial Statements, Note 1. Summary of Significant Accounting Policies, Earnings per Share.) The results of operations for 2007 reflect the softening in demand for our digital imaging equipment which began in the second half of 2007.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 5% of our net sales for 2007 and 2006. Sales to MediVision, included in these totals, accounted for approximately 78% or $608,000 and 47% or $376,000 of our export sales for 2007 and 2006, respectively.

Balance Sheet

Our assets decreased by $3,015,139 as of December 31, 2008 as compared to the December 31, 2007. This decrease was primarily due to a decrease in cash and equivalents of $5,405,659, decrease in deferred tax asset of $1,342,000, decrease in accounts receivable of $837,750 as a result of a decrease in sales and more efficient collection efforts, offset by an increase in notes receivable from MediVision of $1,731,362, an increase in inventory of $460,391 due to less sales than anticipated, an increase in AcerMed asset purchase of $479,262, an increase in merger capitalization costs of $519,720, an increase in imaging software of $424,244 and an increase in capitalized software development at Abraxas of $1,150,831.

Our liabilities decreased by $389,249 mainly due to the partial repayment of the convertible notes dated October 29, 2007.

Our stockholders’ equity decreased by $2,625,890 primarily due to the net loss from fiscal 2008 of $2,465,805 and the decrease in additional paid-in capital related to the warrants from the financing agreement with the qualified institutional buyers of $190,138. (For more information on these warrants and the financing agreement, see Item 8. Financial Statements, Notes to Consolidated Financial Statements, Note 5. Notes Payable.) The decrease in additional paid in capital is a result of a change in the fair market value of the detachable warrants in the Black-Scholes-Merton valuation model. The most significant cause for the change in the Black-Scholes-Merton model was due to the decrease of our stock price between 2007 and 2008.

Liquidity and Capital Resources

In May 2003, the Company entered into a $150,000 line of credit agreement with Wells Fargo. The line is secured by a pledged deposit with the bank totaling $158,031 at December 31, 2008. Advances on the line bear interest at prime (3.25% at December 31, 2008) with interest due monthly. The line matures on May 10, 2011.

Our operating activities used cash of $278,726 during 2008 as compared to generating cash of $639,614 during 2007. The cash used by operations during 2008 was substantially due to the net loss for the period of $2,465,805 and purchases of inventory of $460,391, offset by an increase in deferred warranty revenue of $306,509, a decrease in our deferred tax asset of $1,342,000 and a decrease in accounts receivable of $837,750.

Net cash used in investing activities was $4,536,590 during 2008 versus $1,975,018 during 2007. Our primary investing activities in 2008 consisted of costs related to the pending merger with MediVision of $519,720, advances to MediVision of $1,731,362, the acquisition of the AcerMed software asset of $479,262, development of imaging software of $424,244, software development capitalization of $1,150,831 and capital asset acquisitions such as software upgrades, laptops, testing cameras, and perquisites for executives of $178,124.

We used cash of $590,343 in financing activities during 2008 as compared to generating cash of $2,801,831 during 2007. The cash used in financing activities during 2008 was primarily for partial payment of the principal on outstanding convertible notes dated October 29, 2007. The cash generated in financing activities during 2007 was principally from the proceeds we received upon issuance of convertible notes dated October 29, 2007 to certain accredited investors.

On December 31, 2008, our cash and cash equivalents were $2,224,625. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

We will continue to evaluate alternative sources of capital to meet our cash requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements described herein will be available and can be obtained on terms favorable to us.

Seasonality

Our most effective marketing tool is the demonstration and display of our products at the annual meeting of the American Academy of Ophthalmology held during the Fall of each year. A significant amount of our sales orders are generated during or shortly after this meeting. Accordingly, we expend a considerable amount of time and resources during the fourth quarter of our fiscal year preparing for this event.

Trends

The current recession in the United States has negatively impacted our sales revenue in 2008 and is expected to continue to do so in 2009. Our sales have been affected physicians’ hesitation to purchase capital equipment in the current economic climate. Other than this, we are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our financial condition, results from operations, or short or long-term liquidity.

Off Balance Sheet Arrangements

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 1,321,200 shares of our common stock to us in order to secure the Debenture. The amount owed to the financial institutions by MediVision and secured by us as of December 31, 2008 was approximately $1,700,000.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements for the year ended December 31, 2008 and 2007 are attached hereto.

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2008 AND 2007 AND

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

AND

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 and 2007 and

For the Years Ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Ophthalmic Imaging Systems and Subsidiary

We have audited the consolidated balance sheets of Ophthalmic Imaging Systems and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2008. These financial consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ophthalmic Imaging Systems and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 1, as of December 31, 2008, Ophthalmic Imaging Systems capitalized $1,047,047 of costs related to a proposed merger with MediVision, Inc. The merger was formally terminated on March 16, 2009. As a result, and in conjunction with the adoption of Statement of Financial Accounting Standards 141(R), the Company expensed these costs in 2009 on a retrospective basis.

/s/ Perry-Smith LLP

Sacramento, California

March 31, 2009

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED BALANCE SHEET

December 31, 2008 and 2007

	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$2,224,625	$7,630,284
Accounts receivable, net of allowance for
doubtful accounts of $210,146 and $204,664 as of
December 31, 2008 and 2007, respectively	1,698,093	2,535,843
Receivables from related parties (Note 6)	500,365	397,307
Notes receivable from related party (Note 6)	2,878,234	1,146,872
Inventories (Note 2)	1,206,733	746,342
Prepaid expenses and other current assets	233,418	507,732
Deferred tax assets (Note 9)	-	1,342,000

Total current assets	8,741,468	14,306,380

Restricted cash (Note 7)	158,031	168,218
Furniture and equipment, net (Note 3)	409,280	416,838
Licensing agreement (Note 6)	273,808	273,808
Prepaid products (Note 6)	460,000	460,000
Capitalized merger costs (Note 6)	1,047,047	527,327
Capitalized imaging software (Note 6)	424,244	-
Capitalized software development (Note 6)	1,150,831	-
AcerMed asset purchase (Note 12)	570,077	90,815
Prepaid financing	88,780	148,365
Other assets	348,190	295,144

Total assets	$13,671,756	$16,686,895

(Continued)

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED BALANCE SHEET

(Continued)

December 31, 2008 and 2007

	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$831,980	$726,573
Accrued liabilities (Note 4)	1,072,551	1,437,313
Deferred extended warranty revenue (Note 4)	1,910,824	1,604,315
Customer deposits	101,679	55,435
Notes payable - current portion (Note 5)	1,611,063	1,029,643

Total current liabilities	5,528,097	4,853,279

Line of credit (Note 7)	150,000	150,000
Notes payable, less current portion (Note 5)	500,159	1,564,226

Total liabilities	6,178,256	6,567,505

Commitments and contingencies (Note10)

Stockholders' equity:
Common stock, no par value, 35,000,000 shares
authorized; 16,866,831 and 16,866,831 shares issued and
outstanding at December 31, 2008 and 2007, respectively	16,504,773	16,474,720
Additional paid in capital (Note 11)	966	191,104
Accumulated deficit	(9,012,239)	(6,546,434)

Total stockholders' equity	7,493,500	10,119,390

Total liabilities and stockholders' equity	$13,671,756	$16,686,895

The accompanying notes are an integral

part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended December 31, 2008 and 2007

	2008	2007

Sales - products	$7,990,300	$10,679,860
Cost of sales - products	3,811,212	4,458,093

Gross profit -products	4,192,168	6,221,767

Sales – products to related parties	822,980	777,867
Cost of sales – products to related parties	444,186	446,673

Gross profit –products to related parties	378,794	331,194

Sales - service	3,677,837	3,031,317
Cost of sales - service	1,513,085	1,360,929

Gross profit - service	2,151,672	1,670,388

Net revenues	12,491,117	14,489,044
Cost of sales	5,768,483	6,265,695

Gross profit	6,722,634	8,223,349

Operating expenses:
Sales and marketing	4,034,816	3,494,926
General and administrative	1,550,492	1,684,751
Research and development (Note 6)	332,123	280,283
Research and development-related parties (Note 6)	1,887,537	1,350,937

Total operating expenses	7,804,968	6,810,897

(Loss) income from operations	(1,082,334)	1,412,452
Other income (expense):
Interest expense	(145,255)	(52,627)
Other expense	(173,897)	(139,582)
Interest income	234,675	333,313

Total other (expense) income	(84,471)	141,104

Net (loss) income before provision for income
tax (benefit) expense	(1,166,805)	1,553,556

Provision for income tax expense (Note 9)	(1,299,000)	(940)

Net (loss) income	$(2,465,805)	$1,552,616

Basic (loss) earnings per share	$(0.15)	$0.09

Shares used in the calculation of basic
earnings (loss) per share	16,866,831	16,682,773

Diluted earnings per share	N/A	$0.09

Shares used in the calculation of diluted
earnings (loss) per share	16,935,998	18,023,500

The accompanying notes are an integral

part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2008 and 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2007	16,507,996	$16,255,077	—	$(8,099,050)	$8,156,027
Exercise of non-qualified stock options	358,835	186,347	—	—	186,347
Stock based compensation	—	33,296	—	—	33,296
Additional paid in capital – convertible note & warrants	—	—	$191,104	—	191,104
Net income	—	—	—	1,552,616	1,552,616

Balance, December 31, 2007	16,866,831	16,474,720	191,104	(6,546,434)	10,119,390

Stock based compensation	—	30,053	—	—	30,053
Additional paid in capital – convertible note & warrants	—	—	(190,138)	—	(190,138)
Net loss	—	—	—	(2,465,805)	(2,465,805)
Balance, December 31, 2008	16,866,831	$16,504,773	$966	$(9,012,239)	$7,493,500

The accompanying notes are an integral

part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,465,805)	$1,552,616
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	187,796	175,164
Loss on disposal of asset	(2,114)	(1,171)
Stock based compensation expense	30,053	33,296
Non-cash payment of interest	(23,817)	--
Net changes in operating assets and liabilities:
Accounts receivable	837,750	(93,779)
Accounts receivable – related parties	(103,059)	333,331
Inventories	(460,391)	61,896
Prepaid expenses and other current assets	274,314	(326,988)
Deferred tax asset	1,342,000	(170,000
Prepaid products	--	(300,000)
Other assets	10,187	(108,704)
Accounts payable	105,407	(38,662)
Accrued liabilities	(364,762)	(575,474
Deferred extended warranty revenue	306,509	353,422
Customer deposits	46,244	(255,333)

Net cash (used in) provided by operating activities	(279,688)	639,614

Cash flows used in investing activities:
Capitalized merger-related costs	(519,720)	(527,327)
AcerMed asset purchase	(479,262)	(90,815)
Advance to related parties	(1,731,362)	(1,050,191)
Development of imaging software	(424,244)	--
Software development capitalization	(1,150,831)	--
Other capitalized software investments	(88,418)	--
Licensing rights	(24,112)	(75,000)
Patents	59,483	(31,407)
Acquisition of furniture and equipment	(178,124)	(200,278)

Net cash used in investing activities	(4,536,590)	(1,975,018)

Cash flows from financing activities:
Principal payments on notes payable	(648,966)	(6,625)
Proceeds from note payable, other	--	2,579,370
Financing costs related to note payable, other	--	(148,365)
Amortization of prepaid financing related to note payable	59,585	--
Additional paid in capital	--	191,104
Proceeds from sale of stock	--	186,347

Net cash (used in) provided by financing activities	(589,381)	2,801,831

Net (decrease) increase in cash and cash equivalents	(5,405,659)	1,466,427
Cash and cash equivalents, beginning of the year	7,630,284	6,163,857

Cash and cash equivalents, end of the year	$2,224,625	$7,630,284

Supplemental schedule of cash flow information:
Cash paid for taxes	5,619	237,285
Cash paid for interest	120,225	33,048

The accompanying notes are an integral

part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization and Business

Ophthalmic Imaging Systems (the “Company,” “OIS,” “we,” “us” or “our”) was incorporated under the laws of the State of California on July 14, 1986. We are headquartered in Sacramento, California and are engaged in the business of designing, developing, manufacturing and marketing digital imaging systems, image enhancement and analysis software and informatics solutions for use by practitioners in the ocular health field. Our products are used for a variety of standard diagnostic test procedures performed in most eye care practices.

Principals of Consolidation

In January 2008, the Company, through Abraxas Medical Solutions, Inc., a wholly-owned subsidiary (“Abraxas”), reached an agreement to purchase substantially all of the assets of AcerMed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management (PM) software. The consolidated financial statements include the accounts of OIS and Abraxas. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

Our business consists of two operating segments: OIS and Abraxas, our wholly-owned subsidiary.  Our management reviews Abraxas’ results of operation separately from that of OIS. Our operating results for Abraxas exclude income taxes. The provision for income taxes is calculated on a consolidated basis, and accordingly, is not presented by segment. It is excluded from the measure of segment profitability as reviewed by our management.

We evaluate our reporting segments in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker as defined by SFAS 131. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

The following presents our financial information by segment for the year ended December 31, 2008:

Year ended
December 31, 2008
Statement of Operations:
Net revenues:
OIS	$12,192,868
Abraxas	298,250

Gross profit:
OIS	6,872,733
Abraxas	(150,099)

Operating loss:
OIS	(328,292)
Abraxas	(754,042)

Net loss (consolidated)	(2,465,805)

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Balance Sheet:
Assets:
OIS	11,767,638
Abraxas	1,904,118

Liabilities:
OIS	5,992,986
Abraxas	185,269

Stockholders’ Equity:
OIS	8,278,346
Abraxas	(784,846)

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Change in Rebate Estimates

Our 2007 revenues include approximately $200,000 due to a change in estimate related to our rebate program.

Our rebate program provides customers with an incentive to purchase system upgrades. When purchasing an upgrade, we provide the customer with a discount upon receipt of the old system. Typically, customers pay for the upgrade net of the discount and the old system is returned to us.

The quote/purchase order the customer signs includes a line item for the rebate discount, which is then calculated into the net total. The quote specifically states that the old system must be received within 30 days from the completion of the installation of the upgrade for the customer to receive the discount. We then bill the customer for the full amount. At this point we record the gross sale amount and reserve for the rebate portion of the sale according to SFAS No. 48.

If a customer pays the full amount and the old system has not been returned yet, we assume that the customer will return the old system and record the rebate portion of the payment in a deposit liability account. If the customer pays the net amount and the old system has not been returned, we continue to bill the customer for the rebate portion until the old system is returned or the rest of the amount due is paid.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

When 30 days have elapsed from the date the upgrade has been installed and the old system has not been received, we contact the customer and risk what the customer intends to do with the old system. If the customer intends to return the system, we continue to record the reserve. If the customer disposed of the system or intends to keep the system or contact cannot be made, we bill the customer for the full price of the upgrade system and stop reserving for the rebate credit. Until then, we continue to reserve for the rebate until we receive payment for the full price of the upgrade or the old system. These arrangements are not pervasive with our customers. If the old system is not returned, we stop reserving for the rebate portion. If the old system in not returned and we have received the full invoice amount, we remove the rebate portion of the payment out of the deposit liability account and apply it to the sale. At this point we stop reserving for the rebate.

If the old system is returned, we remove the rebate portion from the reserve account and reduce the accounts receivable.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

At December 31, 2008, the Company had deposits with carrying amounts of $2,224,625 and bank balances of $1,950,279. Federally insured balances totaled $510,000 and uninsured balances totaled $1,440,279 at December 31, 2008.

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s policy of requiring deposits from customers, the number of customers we have, and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. No single customer comprised 10% or more of net sales during the years ended December 31, 2008 or 2007.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Revenues from sales to customers located outside of the United States accounted for approximately 7% and 5% of net sales during the years ended December 31, 2008 and 2007, respectively.
Inventories
Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.
Allowance for Doubtful Accounts

The Company generally offers customer terms of 50% deposit paid up-front, remaining 50%, less installation portion, net 15 days after shipment of product, and the installation portion after installation is complete. The allowance for doubtful accounts balance is estimated based on historical experience and any specific customer/installation issues that have been identified. The Company periodically assesses the adequacy of its recorded allowance for doubtful accounts, and adjusts the balance as necessary.

Changes in the allowance for doubtful accounts were as follows:

Allowance at January 1, 2007	$259,833
Provision	(55,169)

Allowance at December 31, 2007	204,664
Provision	69,177
Bad debt	(63,695)

Allowance at December 31, 2008	$210,146

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

Software Capitalization

We capitalize software development costs in accordance with applicable accounting rules and regulations, including Statement of Financial Accounting Standards No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).

In 2008, we capitalized our EMR, PM and Scheduling software that we acquired from AcerMed through the bankruptcy court. SFAS 86 requires that purchased computer software to be sold, leased or otherwise marketed must be capitalized when the software is acquired. This software was purchased and will be sold, leased or marketed upon modification by our research and development team. In accordance with SFAS 86, we have also capitalized the research and development costs incurred to prepare this software for sale. To date we have capitalized $570,077 for this software. Pursuant to SFAS 86, research and development costs are to be capitalized once technological feasibility is established. We believe this software is technologically feasible because we are modifying a model/prototype that had been in the market before our acquisition. The amount of research and development we capitalized in connection with this software as of December 31, 2008 was $1,150,831.

In 2008, we also capitalized the costs associated with the development of a web-based software. According to SFAS 86, technological feasibility is established upon completion of a detailed program design of the finished product or, in its absence, upon completion of a working model. We currently have both a working prototype and a program design of the finished product. As of December 31, 2008, we have capitalized $424,244 of costs incurred in connection with the development of this software.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Revenue Recognition

The Company’s revenue recognition policies are in compliance with applicable accounting rules and regulations, including Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition in Financial Statements, American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition, SOP 98-9, Modification of SOP 97-2, with Respect to Certain Transactions and Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables.

Under EITF 00-21, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or contract period.

Revenue for product shipment is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, we concluded that consideration received from our customer agreements are reliably measurable because the amount of the consideration is fixed and no specific refund rights are included in the arrangement. We defer 100% of the revenue from sales shipped during the period that we believe may be uncollectible.

Installation revenue is recognized when installation is complete. Separate amounts are charged and assigned in the customer quote, sales order and invoice, for installation and training services. These amounts are determined based on fair value, which is calculated in accordance with industry and competitor pricing of similar services and adjustments according to market acceptance. There is no price reduction in the product price if the customer chooses not to have us complete the installation.

Extended product service contracts are offered to our customers and are generally entered into prior to the expiration of our one year product warranty. The revenue generated from these transactions are recognized over the contract period, normally one to four years.

 We do not have a general policy for cancellation, termination, or refunds associated with the sale of our products and services. All items are on a quote/purchase order with payment terms specified for the whole order. Occasionally, we have customers who require specific acceptance tests and accordingly, we do not recognize such revenue until these specific tests are met.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

We estimate the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. We analyze the gross profit margin of our service department, the price of our extended warranty contracts, factoring in the hardware costs of various systems, and use a percentage to calculate the cost per system to use for the first year manufacturer’s warranty.

Shipping and Handling Costs
Shipping and handling costs are included with cost of sales.
Advertising Costs
Advertising expenditures totaled $58,485 and $84,040, for the years ended December 31, 2008 and 2007, respectively.
Income Taxes

Deferred taxes are calculated on a liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We calculate a tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future. In making this determination, we analyze our operating results for the prior two years, combined with our forecasted operating results for the next fiscal year, as well as the market conditions, and assess the amount of our deferred tax asset that we will more-likely-than-not be able to use in the future.

 In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The provisions of FIN 48 were adopted on January 1, 2007 and were applied to all of our tax positions. Only tax positions that meet the more-likely-than-not recognition threshold on January 1, 2007 were recognized or continue to be recognized. We previously recognized income tax positions based on management’s estimate of whether it was reasonably possible that a liability had been incurred for unrecognized income tax benefits by applying FASB Statement No. 5, Accounting for Contingencies. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flow.

We do not currently allocate our taxes between us and our subsidiary, Abraxas, due to the immaterial impact of Abraxas on our tax provision.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Fair Value of Financial Instruments

At December 31, 2008 and 2007, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. The fair value of these financial instruments approximated their carrying value because of the short-term nature or variable rate terms of these instruments.

Earnings (Loss) Per Share

Basic earnings (loss) per share (EPS), which excludes dilution, is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS. The Company currently is in a loss position and does not calculate diluted earnings per share.

Stock Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments (“SFAS 123(R)”), which addresses the accounting for stock-based payment transactions whereby an entity receives employee services in exchange for equity instruments, including stock options. SFAS 123(R) requires that stock based compensation transactions be accounted for using a fair-value based method. The Company issues new shares of common stock upon the exercise of stock options.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Stock Based Compensation (Continued)

The Company uses a Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation under SFAS 123(R). The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes-Merton option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

Convertible Debt Securities and Detachable Warrants

The Company entered into a Purchase Agreement with certain accredited investors pursuant to which we issued to the purchasers, convertible notes and warrants (See Note 5). The Company accounted for such securities in accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”), and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).

According to APB 14, detachable warrants often trade separately from the debt instrument and therefore may be treated as separate securities. This pronouncement also states that the allocation of the debt and the warrants should be done on a relative fair value basis at the time of issuance and the portion allocated to the warrants should be accounted for as paid-in capital. The Company used the Black-Scholes-Merton option valuation model to calculate the fair value of the warrants at the time of issuance (assumptions used are displayed in table below).

According to EITF 00-27, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

	2008	2007
Dividend Yield	None	None
Expected Volatility	58.53	58.76
Risk Free Interest Rate	3.53	4.52
Expected terms (years)	3.83	5.00

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Impact of New Financial Accounting Statements
Financial Accounting Pronouncement SFAS 157

In December 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value in accordance with U.S. GAAP and expands the required disclosures about fair value measurements. This definition applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. This statement was adopted as of January 1, 2008. The adoption of SFAS157 did not have a material impact on our financial position, results of operations or cash flows.

Financial Accounting Pronouncement SFAS 159

In February 2007, FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows and the Company did not elect the fair value option for any items.

Financial Accounting Pronouncement SFAS 141(R)

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), which among other things, establishes principles and requirements regarding the method in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires costs incurred to effect an acquisition to be recognized separately from the acquisition. SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis. We believe that the adoption of FASB 141(R) will have a material impact on our financial position and results of operations as disclosed below.

In 2007 and 2008, we capitalized $1,047,047 of costs related to the proposed merger with MediVision in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations. Upon adoption of SFAS 141(R), we must expense these costs. To comply with SFAS 141(R) we have retroactively calculated our consolidated balance sheets as of December 31, 2007 and 2008 and our consolidated statements of operations and consolidated cash flow statements for the years ended December 31, 2007 and 2008. Next year, our consolidated balance sheet as of December 31, 2008 and consolidated statement of operations and consolidated cash flow statement for the year ended December 31, 2008 will also report merger-related costs as expensed for comparative purposes. Beginning in 2009, we will expense, within general and administrative expenses in our consolidated statement of operations, any new merger-related costs.  The pro forma impact of this adjustment to our 2007 and 2008 consolidated financial statements as of and for the year ended December 31, 2008 is $527,327 and $519,720, respectively, as shown below:

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Operations:	FY 2007	FY 2007 Revised For SFAS 141(R)	FY 2008	FY 2008 Revised For SFAS 141(R)
Net revenues	$14,489,044	$14,489,044	$12,491,117	$12,491,117
Cost of sales	6,265,695	6,265,695	5,768,483	5,768,483
Gross profit	$8,223,349	$8,223,349	$6,722,634	$6,722,634
Total operating expenses	6,810,897	7,338,224	7,804,968	8,324,688
Net income (loss)	$1,552,616	$1,025,289	$(2,465,805)	$(2,985,525)
Basic earnings (loss) per share	$0.09	$0.06	$(0.15)	$(0.18)
Balance Sheet:
Total Assets	$16,686,895	$16,159,568	$13,671,756	$12,624,709
Total Liabilities	$6,567,505	$6,567,505	$6,178,256	$6,178,256
Total Stockholders’ Equity	$10,119,390	$9,592,063	$7,493,500	$6,446,453
Total Liabilities and Stockholders’ Equity	$16,686,895	$16,159,568	$13,671,756	$12,624,709

On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2.	INVENTORIES
Inventories consist of the following as of December 31, 2008 and 2007:

	2008	2007
Raw materials	$413,603	$277,964
Work-in-process	267,552	45,719
Finished goods	525,578	422,659

	$1,206,733	$746,342

3.	FURNITURE AND EQUIPMENT
Furniture and equipment consist of the following as of December 31, 2008 and 2007:

	2008	2007
Research and manufacturing equipment	$180,819	$180,819
Office furniture and equipment	972,333	794,209
Demonstration equipment	19,368	19,368

	1,172,520	994,396
Less accumulated depreciation
and amortization	(763,240)	(577,558)

	$409,280	$416,838

Depreciation expense was $187,796 and $175,164 for fiscal years ended 2008 and 2007, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

4.	ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE
Accrued Liabilities
Accrued liabilities consist of the following as of December 31, 2008 and 2007:

	2008	2007
Accrued compensation	$671,100	$724,350
Accrued warranty expenses	67,000	122,250
Other accrued liabilities	334,451	590,713

	$1,072,551	$1,437,313

Accrued Warranty Expenses
Product warranty reserve changes consist of the following as of December 31, 2008 and 2007:

	2008	2007
Warranty balance at beginning of the year	$122,250	$395,575
Reductions for warranty services provided	(189,250)	(268,000)
Changes for accruals in current period	134,000	(5,325)

Warranty Balance at end of the year	$67,000	$122,250

Deferred Extended Warranty Revenue

In addition to the Company’s one-year warranty, the Company offers an extended warranty for an additional charge. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to four years. At December 31, 2008 and 2007, deferred extended warranty revenue was $1,910,824 and $1,604,315, respectively.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

5.	NOTES PAYABLE
Notes payable consist of the following at December 31, 2008 and 2007:

	2008	2007
Convertible note	$2,098,448	$2,579,371
Other	12,774	14,498

Total	2,111,222	2,593,869

Less: current portion	1,611,063	1,029,643

Long-term portion	$500,159	$1,564,226

On October 29, 2007, we issued to certain accredited investors or qualified institutional buyers (i) an aggregate of $2,750,000 in principal amount of our 6.5% Convertible Notes Due April 30, 2010, which are convertible into 1,676,829 shares of our common stock, no par value, and (ii) warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. The warrants expire on December 10, 2012.

The Company used APB 14 and EITF 00-27 to record the convertible debt. This treatment of convertible debt and detachable warrants produces an allocation of the fair market value of the notes and the warrants and calculates an effective interest rate due to the inclusion of the warrants. As a result, the Company allocated $191,104 to paid-in-capital and to the discount of the note. This discount reflects the result of the effective interest rate due to the warrants and will be recalculated on a quarterly basis using the Black-Scholes-Merton option-pricing model. As of December 31, 2008, the following weighted average assumptions were used: dividend yield none, expected volatility of 58.53%, risk-free interest rate of 3.53%, and expected term of 3.83 years. As of December 31, 2008, there was $966 of additional paid-in-capital, and $192 of discount related to the warrants. During 2008, the Company paid $89,375 of interest due on the note. There were no conversions or principal payments made during 2008. The remaining principal balance due on the note is $2,098,640, or $2,098,448 net of the discount. In 2007, $20,475 of the discount was amortized to interest expense, leaving a remaining balance of $170,629 as of December 31, 2007. During 2007, the Company paid $30,785 of interest due on the note. There were no conversions or principal payments made during 2007. The remaining principal balance due on the note as of December 31, 2007 was $2,750,000, or $2,579,371 net of the discount.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS
MediVision

MediVision is our parent company that owned, as of December 31, 2008, 9,380,843 shares of our common stock, or 55.6%. In addition, we are parties to several agreements with MediVision, pursuant to which MediVision performs the following services on behalf of the Company:

•     Distributes our Winstation and Symphony Products in Europe, Africa, Israel and India. Products are sold to MediVision at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including MediVision. Below is the volume discount table for our distributors for 2008.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

•     Performs Research & Development. For research and development services, MediVision bills us, on a monthly basis, at cost plus 12%. These research and development services include direct labor, consultants’ fees, travel expenses, and the applicable portion of general and administrative expenses.

Guarantee

In 2005, we entered into a Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guaranteed the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 1,321,200 shares of our common stock to induce us to secure the Debenture. The amount owed to United Mizrahi Bank by MediVision and secured by us as of December 31, 2008 and March 14, 2009 was approximately $1,700,000.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (continued)

Loans

Pursuant to the License and Distribution Agreement, as amended, dated June 28, 2006, we agreed to loan MediVision up to $1,600,000 in principal for engineering the Electro-Optical Unit. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2010. Repayments will be made in 36 equal payments, payable on the first of each month. The monthly payment will be calculated based on the amount of principal outstanding on April 30, 2010. Upon a default under the License and Distribution Agreement, as amended, or the related promissory note or security agreement, the principal and interest outstanding on the loan will become immediately due and payable. If MediVision defaults on its repayment obligation, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in any patent rights relating to the Electro-Optical Unit. The largest aggregate amount of principal outstanding under this License and Distribution Agreement during fiscal 2008 and as of March 14, 2009 was $1,503,460. MediVision did not make any payments on the principal or interest outstanding during fiscal 2008.

On January 30, 2008, we entered into a Loan and Security Agreement with MediVision whereby we agreed to lend to MediVision up to $200,000 upon their request for working capital. From January 30, 2008 through December 31, 2008, we entered into a series of addendums to the Loan and Security Agreement to provide additional financing for working capital. As of December 31, 2008, we agreed to loan MediVision up to $1,200,000 of principal. The interest on this note accrues at 8% per annum and is secured by MediVision’s shares in OIS common stock. The largest aggregate amount of principal outstanding under this Loan and Security Agreement during fiscal 2008 and as of March 14, 2009 was $1,200,000.

Under the License and Distribution Agreement and the Loan and Security Agreement, MediVision has pledged as collateral an aggregate amount of 2,472,252 shares of our common stock owned by MediVision, and 63% of CCS shares also owned by MediVision.

Merger

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary (“Merger Sub”), and MediVision, pursuant to which Merger Sub will merge with and into MediVision (the “Merger”), with MediVision as the surviving entity. On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated. We have capitalized the direct costs associated with the Merger. As of December 31, 2008, these costs have accumulated to $1,047,047.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (continued)

Intercompany Transactions

Pursuant to a Research and Development Services Agreement dated January 1, 2004, we agreed to pay 112% of research and development costs incurred in connection with MediVision’s development of WinStation software, which is used to diagnose and treat retinal diseases and other ocular pathologies. We also agreed not to receive research and development services relating to the WinStation software from other parties without MediVision’s prior written consent. The initial term of the Services Agreement is for two years, to be automatically renewed for additional 12 month periods. The Services Agreement may be terminated by either party upon 6 months prior written notice. Certain terms of the Services Agreement survive termination, including, among others: (1) for 24 months after termination, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, (2) for 18 months after termination, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, and (3) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts. During fiscal 2008, under this Services Agreement, we paid MediVision $1,888,888 for research and development services.

Pursuant to a Distribution Agreement, as amended, dated January 1, 2004, we appointed MediVision to be our exclusive distributor of certain products in Europe, Africa, Israel and India (the “MV Territory”). Under the agreement, MediVision must purchase the specified quota of the products as listed in the agreement. If MediVision fails to satisfy its quota obligation, this constitutes a breach and we may terminate the exclusivity provision. In satisfying the quota, MediVision purchases are aggregated with CCS’s purchases. CCS is a German subsidiary of MediVision. The initial term of the Distribution Agreement was for two years, which automatically renews in one-year periods. Either party may terminate the Distribution Agreement with at least 6 months prior written notice. The amount of products MediVision may purchase on credit for distribution under this agreement is limited to $450,000. During fiscal 2008 and 2007, MediVision purchased approximately $597,000 ($823,000 combined with CCS purchases) and $608,000 ($778,000 combined with CCS purchases). For the sale of WinStation products under this Distribution Agreement, MediVision receives a tiered volume discount based on the amount ordered. The 2008 volume discounts are summarized in the table below. These volume discounts apply uniformly to all distributors of our WinStation products.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

(1)	This same volume discount structure is available to all OIS distributors who deal in WinStation products.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (continued)

Under a License and Distribution Agreement, as amended, dated June 28, 2006, MediVision appointed us to be its exclusive distributor of a new digital imaging system, the Electro-Optical Unit, in the Americas and the Pacific Rim (excluding China and India). In return, we paid $273,808. We also agreed to pay cash advances totaling $460,000 based on, among other things, the completion of certain phases of development of the Electro-Optical Unit. The advanced funds will be recovered as we purchase Electro-Optical Units in the future. As of December 31, 2008, we paid MediVision an aggregate of $460,000 in cash advances. Cash payments made under this agreement for exclusive distribution rights have been capitalized and will be amortized over the term of the agreement upon the sale of the first unit. We also granted MediVision a license to use our OIS WinStation software and any other applicable OIS system and the accompanying intellectual property rights therein. The initial term of the agreement is for ten years, which will be automatically renewed in one-year periods. Either party may terminate the agreement with at least 6 months prior written notice, provided that, we meet the purchase quota. Originally, we agreed on specified quotas which mandated that we purchase a minimum number of the Electro-Optical Units each year. On December 31, 2007, we amended the agreement to terminate the mandatory quota.

As of December 31, 2008, we recorded approximately $450,000 and $2,878,000 due from MediVision for accounts receivable and notes receivable, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of our products.

As of March 14, 2009 and December 31, 2008, MediVision held 9,380,843 shares of our common stock or 56% of our outstanding common stock. Of these amounts, MediVision has pledged to us an aggregate of 3,793,452 shares of our common stock, as well as the 63% of shares of CCS that they own, as of March 14, 2009 and December 31, 2008.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (continued)

CCS

Under the Distribution Agreement with CCS, dated February 14, 2006, we appointed CCS as our exclusive distributor of certain products in Germany and Austria (the “Territory”). Under the agreement, CCS must purchase the specified quota of Distribution Products. If CCS fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2008 and 2007 was $390,000. All subsequent quotas will be agreed upon between the parties at the beginning of each year. If no quota is agreed upon, the preceding year’s quota will carry forward. For the sale of certain products, CCS will receive a tiered volume discount based on the amount ordered. The discounts for 2008 are summarized in the table below. The initial term of the Distribution Agreement was for two years, which now automatically renews in one-year periods. Either party may terminate the agreement with at least 3 months prior written notice. Pursuant to a Distribution Agreement, during 2008 and 2007, we sold products to CCS of approximately $226,000 and $170,000. CCS did not meet its quota for 2008 and 2007.

Distribution Agreement with CCS – FY 2008
Purchase Range (annually)	Discount
$0 - $199,999	0%
$200,000 - $299,999	10%
$300,000 - $399,999	20%
$400,000 - $499,999	30%
$500,000 and above	40%

MediStrategy, Ltd.

In January 2004, we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, a former Director of the Company who served on the Board until December 2004 and brother of Gil Allon, the Company’s CEO. Under the terms of the agreement, MS provides business services to us primarily in the field in ophthalmology, which includes forming business relationships, identifying potential mergers and acquisitions, identifying and analyzing new complementary lines of business and finding potential business opportunities. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid an annual performance bonus of up to $10,000 upon achievement of goals specified under the terms of the services agreement as determined by MS, Noam Allon, and the Company’s Chairman of the Board. During 2007, MS earned fees of $48,000 and a $10,000 bonus. $48,000 of these services was paid in 2008 and the bonus is accrued but not paid as of March 14, 2009. During 2008, MS earned fees of $48,000. These fees have been accrued, but not paid, as of March 14, 2009.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)

Intercompany Transactions

The Company had receivables, including both notes receivable and accounts receivable, of approximately $3,328,000 and $1,508,000 from MediVision as of December 31, 2008 and 2007, respectively.

Sales to MediVision during the fiscal years ended December 31, 2008 and 2007 totaled approximately $597,000 and $608,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of the Company’s products.

During the year ended December 31, 2008 and 2007, the Company paid $1,888,000 and $1,397,000 to MediVision for research and development performed on behalf of the Company.

Research and Development

During 2008, we focused our recent research and development efforts on new digital image capture products. Our net research and development expenditures in the years ended December 31, 2008 and 2007 were approximately $2,644,000 and $1,631,000, respectively. In 2008, we capitalized $424,244 of the costs associated with the development of a web-based software.

In 2008, MediVision and other outsourced consultants conducted most of our research and development. MediVision performed our research and development pursuant to a Research and Development Services Agreement dated January 1, 2004. Under this agreement, MediVision agreed to use its best efforts to develop the WinStation software in accordance with our specifications included therein. We, in turn, agreed to pay, in monthly payments, 112% of MediVision’s research and development costs incurred in connection with developing the WinStation software. The initial term of the agreement is for two years, to be automatically renewed for additional 12 month periods unless terminated by either party upon 6 months prior written notice. The agreement is exclusive in that during the effective period we may not receive research and development services relating to the WinStation software from other parties without MediVision’s prior written consent. Also under the agreement, MediVision must obtain our written approval prior to incurring any new research and development expenses in connection with the development of WinStation software. Moreover, the parties agreed to render to each other, all reasonable assistance in obtaining any regulatory approvals required in connection with the WinStation software or any other results of the research and development services performed under the agreement. The parties also agreed that upon termination, (1) for 12 months, each party must maintain insurance reasonable to cover its liabilities, (2) for 24 months, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, unless mutually agreed, (3) for 18 months, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, unless mutually agreed, and (4) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts, unless mutually agreed.

In January 2009, we transitioned part of MediVision’s WinStation and Symphony research and development team to our corporate office in Sacramento, California to be OIS employees, thereby streamlining our research and development efforts.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	RELATED PARTY TRANSACTIONS (Continued)
CCS Pawlowski
We entered into an agreement with CCS Pawlowski GmbH (“CCS”), a German subsidiary of MediVision, where CCS will be a distributor for the Company in Germany and Austria.
At December 31, 2008, the Company had approximately $50,000 of amounts due from CCS, as compared to $36,000 due from CCS at December 31, 2007.
Sales to CCS during the fiscal years ended December 31, 2008 and 2007 totaled approximately $226,000 and $170,000, respectively.
7.	LINE OF CREDIT

In May 2003, the Company entered into a $150,000 line of credit agreement with Wells Fargo. The line is secured by a pledged deposit with the bank totaling $158,031 at December 31, 2008. Advances on the line bear interest at prime (3.25% at December 31, 2008) with interest due monthly. The line matures on May 10, 2011.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION

OIS

At December 31, 2008, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of up to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted cannot be less than 85% of the fair market value on the date of grant.

A summary of the Company’s plans as of December 31, 2008 is presented below:

Plan Name	Options Authorized Per Plan	Plan Expiration	Options Outstanding	Range of Exercise Prices	Available for Future Grants
1997 Nonstatutory Plan	1,000,000	October 2002	20,000	$0.63	--
2000 Option Plan	1,500,000	September 2010	1,028,000	$0.10 - $2.83	206,999
2003 Option Plan	750,000	October 2013	554,000	$0.68 - $1.96	26,664
2005 Option Plan	750,000	December 2015	670,000	$0.82 - $1.05	80,000
			2,272,000		313,663

In calculating compensation recorded related to stock option grants for the year ended December 31, 2008, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black–Scholes-Merton option pricing model and the following weighted average assumptions:

	2008	2007
Dividend yield	None	None
Expected volatility	58.76	58.76
Risk-free interest rate	4.52	4.52
Expected term (years)	8	8

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION (Continued)

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the fiscal year ended December 31, 2008 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	2,222,699	$ 0.65	7.03	$5,890,152

Granted	738,000	$ 0.96	8.07	-
Exercised	(358,835)	$ 0.52	-	-

Forfeited/expired	(243,178)	$ 1.02	-	-

Outstanding at January 1, 2008	2,358,686	$ 0.73	6.59	-

Granted	-	-	-	-
Exercised	-	-	-	-

Forfeited/expired	(86,686)	$ 0.95	-	-

Outstanding at December 31, 2008	2,272,000	$ 0.72	5.64	-

Exercisable at December 31, 2008	1,773,375	$ 0.63	4.86	-

Options issued to non-employees reflected in the table above include 683,000 options outstanding at January 1, 2008. None of these shares were granted or exercised in 2008. 15,000 options lapsed during the year ended December 31, 2008, resulting in 668,000 options outstanding and 587,375 exercisable at December 31, 2008 for non-employees.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

8.	SHARE-BASED COMPENSATION (Continued)

There were no OIS options granted in 2008. The weighted-average grant-date fair value of OIS options granted during 2007 was $0.96. There were no OIS options exercised in 2008. The total intrinsic value of OIS options exercised during the year ended December 31, 2007 was $517,209.

A summary of the status of nonvested shares at December 31, 2008 and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2008	851,958	$1.05
Granted	-	-
Vested	(350,667)	1.07
Forfeited/Expired	(2,667)	0.62

Non-vested shares at December 31, 2008	498,625	$1.04

Non-vested shares relating to non-employees reflected in the table above include 133,958 and 80,625 shares outstanding at January 1, 2008 and December 31, 2008, respectively.
As of December 31, 2008, there was $36,103 total unrecognized compensation cost related to non-vested options granted under the plans. That cost is expected to be recognized through 2010.

There was no cash received from warrant and stock option exercises for the year ended December 31, 2008. In 2007, $186,347 was received.

Abraxas

On January 1, 2008, we granted Mike Bina, the President of Abraxas, options to purchase 212,933 shares of Abraxas common stock.  The options are exercisable at $.01 per share, expire on January 1, 2019, and vest beginning January 1, 2008, semi-annually over three years as follows:  20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%.

On January 1, 2008, we granted Ali Zarazvand, the Chief Technology Officer of Abraxas, options to purchase 109,693 shares of Abraxas common stock.  The options are exercisable at $.01 per share, expire on January 1, 2019, and vest beginning January 1, 2008, semi-annually over three years as follows:  20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES
The income tax (benefit) expense for the years ended December 31, 2008 and 2007 consisted of the following:

	Federal	State	Total
2008
Current	$(43,000)	$-	$(43,000)
Deferred	(503,000)	(81,000)	(584,000)
Change in valuation allowance	1,845,000	81,000	1,926,000

Total income tax (benefit)	$1,299,000	$-	$1,299,000

2007
Current	$131,000	$39,940	$170,940
Deferred	470,000	86,000	556,000
Change in valuation allowance	(640,000)	(86,000)	(726,000)

Total income tax (benefit)	$(39,000)	$39,940	$940

In 2008, we determined that we will more-likely-than-not be unable to use any of our deferred tax asset in the future. We analyzed our operating results from 2007, 2008 and projected operating results for 2009, combined with the downward turn in the economy in 2008 and results of our largest annual tradeshow in the fourth quarter of 2008 and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future. In 2007, we determined that we will use $2,334,000 of capped net operating losses in the future and projected taxable income in 2008. In 2007, we did not have enough information to determine whether we would use the remaining net operating losses of $539,855. We had no net operating loss carryforward for California state income tax purposes at December 31, 2007.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)
The Company’s effective tax rate for the years ended December 31, 2008 and 2007 was 18% and 0%. The reconciliation of the statutory rate to the effective rate is as follows:

	2008	2007
Statutory rate	(34)%	34%
State income taxes, net of Federal benefit	(6)	6
Other	(11)	(20)
Utilization of net operating losses	-	(9)
Change in valuation allowance	(61)	(11)

Total	(112)%	0%

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carry forwards	$1,823,000	$1,448,000
Inventory reserves	176,000	129,000
Payroll related accruals	136,000	119,000
Warranty accrual	29,000	53,000
Accounts receivable reserve	280,000	306,000
Uniform capitalization	26,000	15,000
Deferred revenue	819,000	688,000

Total deferred tax assets	3,289,000	2,758,000
Valuation allowance	(3,252,000)	(1,359,000)

Net deferred tax assets	37,000	1,399,000
Deferred tax liabilities:
Depreciation	(37,000)	(57,000)

Net deferred tax assets	$-	$1,342,000

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	INCOME TAXES (Continued)

At December 31, 2008 and 2007, management reviewed recent operating results and projected futureoperating results, as well as the current conditions in the global economy and medical industry. Oneach of these dates, management determined whether it was more-likely-than-not that a portion of the deferred tax assets attributable to net operating losses would be realized. For a description of our analysis in determining our deferred tax asset, see “Note 1. Summary of Significant Accounting Policies, Income Taxes” above.

We re-evaluate our estimates and assumptions we use in our financial statements on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot surmise whether our assumptions and estimates will change in the future. Based on historical knowledge, however, it is reasonably likely that there will be some changes in some of our estimates and assumptions.

We do not currently allocate our taxes between us and our subsidiary, Abraxas, due to the immaterial impact of Abraxas on our tax provision.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

10.	COMMITMENTS AND CONTINGENCIES
Security Interest

In December 2002, the Company granted a security interest in substantially all assets of the Company to the United Mizrahi Bank Ltd. Bank, limited to $2 million, as security for amounts borrowed by MediVision from the bank (Note 6).

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a cancellable operating lease that expires in June 2012. The lease agreement provides for minimum lease payments of $110,991 for the twelve months ended December 31, 2009, $143,109 for the twelve months ended December 31, 2010, $143,109 for the twelve months ended December 31, 2011, and $71,555 for the six months ended June 30, 2012. Abraxas leases a facility for their office under a cancellable operating lease that expires in April 30, 2009. The lease agreement provides for minimum lease payments of $28,000 for the four months ended April 30, 2009.

Rental expense charged to operations for all operating leases was approximately $230,000 during the year ended December 31, 2008 and $142,000 during the year ended December 31, 2007.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	WARRANTS
Warrant activity for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008		2007
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	929,671	$1.79	313,000	$1.64
Granted	-	-	616,671	1.87
Exercised	-	-
Outstanding at end of year	929,671	1.79	929,671	1.79
Currently exercisable	929,671	$1.79	929,671	$1.79

On October 29, 2007, we entered into a Purchase Agreement with The Tail Wind Fund and Solomon Strategic Holdings, Inc. Within this agreement, there were warrants issued to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. 526,973 of the warrants were issued to The Tail Wind Fund and 89,698 were issued to Solomon Strategic Holdings, Inc. These warrants expire on December 10, 2012.

The 313,000 warrants outstanding as of January 1, 2008 and December 31, 2008 were issued in conjunction with the debt offerings for Laurus Master Fund. The debt related to Laurus Master Fund was completely paid with cash or converted into shares as of December 31, 2006. These warrants expire on April 27, 2009.

There were an aggregate of 929,671 warrants outstanding and exercisable as of December 31, 2008 with a weighted average remaining contractual life of 2.72 years, a weighted average exercise price of $1.79. There is no intrinsic value of warrants outstanding at December 31, 2008.

According to EITF 00-27, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

The impact of this adjustment to our 2008 financial statements is a decrease to interest expense of $19,701, a decrease to the discount on the note of $170,436 and a decrease to additional paid in capital of $190,138.

OPHTHALMIC IMAGING SYSTEMS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	ACERMED ASSET PURCHASE

In January 2008, the Company reached an agreement to purchase, through its newly established subsidiary, Abraxas Medical Solutions, Inc., substantially all of the assets of AcerMed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management software. The transaction was approved by the California Central Bankruptcy Court. As of December 31, 2008, we capitalized $570,077 of costs associated with this purchase consisting primarily of direct legal expenses.

The aggregate cost to acquire substantially all the assets of AcerMed was $604,509. During 2007, we incurred legal and due diligence expenses of $104,509 in connection with the acquisition, which we capitalized as a cost of acquiring AcerMed’s assets. In 2008, we also paid $500,000 to the courts, as AcerMed was in Chapter 11 bankruptcy proceedings, to purchase the assets of AcerMed. The book value of the assets purchased was $34,432, which we allocated to fixed assets. We attributed the remaining $465,568 to intangible assets.

We determined that our purchase price of $500,000 constituted the fair value of these assets based on the fact that other potential buyers were willing to purchase these assets for approximately the same amount. The bankruptcy court overseeing AcerMed’s bankruptcy proceeding at the time also reviewed the final bid and determined that it constituted a fair price for the assets and approved the acquisition. This is consistent with recognizing intangible assets at an estimated fair value in accordance with paragraphs 37 and 39 of SFAS 141.

Based on SFAS 142 Goodwill and Other Intangible Assets and SFAS 141, we determined that the software applications acquired have an indefinite useful life and, therefore, pursuant to SFAS 142, are amortized until we determine that their useful life is no longer indefinite. We will evaluate the software applications for impairment on an ongoing basis consistent with SFAS 142.

13.	SUBSEQUENT EVENTS

On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated. This qualifies as subsequent event based because it is new information that was not known on December 31, 2008.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2008, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including the Company’s principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion.

Based on that evaluation, management of the Company has concluded that the Company’s internal control over financial reporting as of December 31, 2008 was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to material effect our internal controls over financial reporting

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position
Gil Allon	47	Director, and Chief Executive Officer
Ariel Shenhar	43	Director, Chief Financial Officer, and Secretary
Uri Ram	60	Chairman of the Board
Jonathan Phillips	36	Director
William Greer	42	Director
Eric Maurincomme	42	Director

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

Uri Ram has served as an observer on our Board of Directors since May 2008. He was appointed as an independent director and Chairman of our Board in March 2009. Mr. Ram is the Chairman of the Audit Committee and a member of the Compensation, Option and Nominations Committees of our Board. Currently, he serves as the Sr. Vice President and Chief Financial Officer of Gefen Inc. and is the CEO/Owner of Juram Ltd. and Irams Inc., management consulting companies that also invests in new startups. Since 1990, Mr. Ram has served as the President of Del-Ta Engineering & Equipment Ltd., a holding company with $30 million in sales and as the Senior VP of Inter-Gamma Investment Ltd. Inter-Gamma Investment Ltd. is a major shareholder of MediVision Medical Imaging Ltd., our parent company. Mr. Ram has a Master of Arts degree from Israel National Defense College, and a Bachelor of Economics and Political sciences from Bar Ilan University and participated in an EMBA program at the Tel Aviv University. Mr. Ram is a retired Brigadier General of the Israeli Air Force.

Jonathan R. Phillips has served as an independent director on our Board of Directors since August 2007. Mr. Phillips is currently a member of the Nomination, Audit and Compensation Committees of our Board of Directors. Since 2005, Mr. Phillips has been a Managing Director and Founder of Healthcare Growth Partners, a company that specializes in strategic and financial advisory services to healthcare technology companies. He also is currently on the Board of Directors of Streamline Health Solutions, a NASDAQ listed company, and serves on its audit and compensation committees. Prior to founding Healthcare Growth Partners, Mr. Phillips served for five years, from 2000 to 2005, as a healthcare investment banker at William Blair & Company and also at Deloitte Consulting specializing in projects for healthcare and non-healthcare clients. He received a Masters of Business Administration from Northwestern University.

William Greer has served as an independent director on our Board of Directors since August 2007. Mr. Greer is currently a member of the Audit Committee of our Board of Directors. Since 2003, Mr. Greer has been the President and CEO of Evolved Digital Systems Inc. (TSE:EVD), a healthcare technology solutions company based in Montreal. Prior to joining Evolved Digital Systems, he served various senior finance and accounting positions for the Investment Products unit of CAN Insurance Company, RHI Management Solutions and Southern Financial. Additionally, Mr. Greer has worked at the accounting firms of William Crosslin, Sparks & Vaden and Kraft Bros., Esstman, Patton & Harrell. Mr. Greer received a Bachelor of Science from the University of Tennessee at Martin and was a scholarship recipient to the Graduate School of Banking of the South at Louisiana State University.

Eric Maurincomme has served as an independent director on our Board of Directors since August 2008. Mr. Maurincomme is currently the Vice President of Marketing at Agfa Healthcare N.V. (“Agfa”), a Belgian company specializing in analog and digital imaging systems and IT solutions, mainly for the printing industry and the healthcare sector. Mr. Maurincomme joined Agfa HealthCare in 2004 as the Vice President of Business Development. Agfa holds a 19% ownership interest in MediVision Medical Imaging Ltd., our parent company. Prior to working at Agfa, Dr. Maurincomme spent 10 years at GE Healthcare. Dr. Maurincomme graduated with a Masters Degree in Electrical Engineering from the University of California at Davis, and a European PhD in Biomedical from the National Institute of Applied Sciences in Lyon, France.

Audit Committee Financial Expert

Our Audit Committee is comprised of Uri Ram, Jonathan R. Phillips and William Greer. Our Board of Directors has determined that William Greer, a member of the Audit Committee, qualifies as an audit committee financial expert. This qualification is based upon his education and experience, more fully described above in his biography. Mr Greer is independent as defined for audit committee members under the NASDAQ Marketplace Rules.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended December 31, 2008, our acting officers, directors and beneficial owners of more than 10% of our outstanding common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act except as follows: Eric Maurincomme failed to timely file one Form 3.

(d)	Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. Our Code of Ethics is attached to this Form 10-K as Exhibit 14. We will provide to any person upon request, without charge, a copy of the Code of Ethics. Such request is to be submitted in writing to us at: Ophthalmic Imaging Systems, Attention: Ariel Shenhar, 221 Lathrop Way, Suite I, Sacramento, California 95815.

(e)	Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on January 31, 2008.

Item 11.	Executive Compensation

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

SUMMARY COMPENSATION TABLE
Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)		Total ($) (j)
Gil Allon	2008	$218,000	-	-	-	-	-	$10,909	(1)	$229,909
(Chief Executive Officer)	2007	$209,808	$65,000	-	$28,957	-	-	$11,408	(1)	$315,173
Ariel Shenhar	2008	$209,462	-	-	-	-	-	$10,909	(2)	$220,371
(Vice President and Chief Financial Officer)	2007	$191,808	$55,000	-	$25,617	-	-	$11,408	(2)	$283,833

(1)	Represents automobile expenses we paid for on behalf of Mr. Allon.
(2)	Represents automobile expenses we paid on behalf of Mr. Shenhar.

Employment Agreements

We entered into an employment agreement with Mr. Allon for his services as Chief Executive Officer on December 1, 2001, as amended. The agreement provides for an indefinite term. Mr. Allon is also eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice. The agreement, as amended, sets Mr. Allon’s annual salary at $218,000. In January 2009, Mr Allon agreed to waive his bonus plan for 2008 and 2009 and to reduce his salary by 20% for 2009. He received options in lieu of the reduction in salary.

We also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, commencing on July 22, 2002. Mr. Shenhar is also be eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the amended agreement upon six months advance notice. The agreement, as amended, sets Mr. Shenhar’s annual salary at $212,000. In January 2009, Mr Shenhar agreed to waive his bonus plan for 2008 and 2009 and to reduce his salary by 20% for 2009. He received options in lieu of the reduction in salary.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Award at Fiscal Year-end

Option Awards							Stock Award

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equiy Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)

Gil Allon	360,000				$0.406	4/9/2013				-

(Chief Executive Officer)	90,000				$0.681	10/22/2014

	13,333	6,667	(1)		$ 1.83	6/14/2016
	43,333	86,667	(2)		$ 0.82	12/19/2015
	43,333	86,667	(2)		$ 1.05	12/19/2015

Ariel Shenhar	200,000				$0.406	4/9/2013				-

(Vice President and Chief Financial Officer)	38,333	76,667	(3)		$ 0.82	12/19/2015
	38,333	76,667	(3)		$ 1.05	12/19/2015
	75,000				$0.681	10/22/2014

(1)	These options were granted to Mr. Allon’s spouse, Karin Alon, and vest equally over three years every six months (1/6 every 6 months) beginning on January 1, 2007.

(2)	These options vest equally over three years every six months (1/6 every 6 months) beginning on June 19, 2008.
(3)	These options vest equally over three years every six months (1/6 every 6 months) beginning on June 19, 2008.

Compensation of Directors

Director Compensation

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
William Greer	$15,667		-	-	-	-	-	$15,667

Jonathan Phillips	$24,847	(1)	-	-	-	-	-	$24,847

Yigal Berman	$7,084	(2)	-	-	-	-	-	$4,911

(1)	Mr. Phillips joined the board on August 22, 2007. During 2008, he received $16,447 for his services as a Director and $8,400 for his services as a consultant for the special committee.
(2)	Mr. Berman received reimbursement of out of pocket expenses related to physical board meetings. Mr. Berman resigned form the board on March 13, 2009.

Director Compensation Arrangements

Pursuant to a letter agreement executed on March 13, 2009 between Mr. Ram and OIS, OIS agreed, in connection with his service as a director: (i) to pay Mr. Ram, in four equal quarterly installments, an annual retainer in the aggregate amount of $15,000 for attendance at up to three Board or Committee meetings per quarterand (ii) to pay Mr. Greer a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of five Board meetings per quarter. OIS also agreed to the following in connection with his service as Chairman of the Board: (i) to pay Mr. Ram, in four equal quarterly installments, an annual retainer in the aggregate amount of $24,000 for attendance at up to five Board or Committee meetings per quarter and (ii) to pay Mr. Greer a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of five Board meetings per quarter.

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

Pursuant to a letter agreement executed on August 31, 2007 between Mr. Phillips and OIS, OIS agreed to the following in connection with his service as a director: (i) to pay Mr. Phillips, in four equal quarterly installments, an annual retainer in the aggregate amount of $15,000 for attendance at up to three Board or Committee meetings per quarter, (ii) to pay Mr. Phillips a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of three Board meetings per quarter.

No standard arrangement regarding compensation of the directors has been adopted by the Board, and, except as noted above, we have not paid any director compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 14, 2009, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is 221 Lathrop Way, Suite I, Sacramento, California 95815.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Management and the Board

Gil Allon	726,876	(2)	3.7%

Ariel Shenhar	492,084	(3)	2.5%

William Greer	20,000	(4)	0.1%

Jonathan R. Phillips	35,000	(5)	0.2%

Uri Ram	--		--

Eric Maurincomme	--		--

Directors and Officers as a group	1,273,960	(6)	6.5%
(total of 5 persons)

5% Shareholders

MediVision Medical Imaging Ltd.	9,380,843	(7)	48.2%
P.O. Box 45, Industrial Park
Yokneam Elit
20692 Israel

The Tail Wind Advisory & Management Ltd.	1,482,259	(8)	7.6%
77 Long Acre
London, WC2E 9LB
United Kingdom

_________________

(1)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of, March 14, 2009, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person.

(2)	Represents options to purchase 610,209 shares of common stock, indirect beneficial ownership by spouse of stock options to purchase 56,667 shares and 60,000 shares of common stock.
(3)	Represents options to purchase 462,084 shares of common stock and 30,000 shares of common stock.
(4)	Represents shares subject to stock options.
(5)	Represents options to purchase 20,000 shares of common stock and 15,000 shares of common stock.
(6)	Represents options to purchase 1,168,960 shares of common stock and 105,000 shares of common stock.
(7)

These shares are pledged as security under multiple loans and a debenture. (For more details on the loans and the debenture, see Item 8. Financial Statements, Notes to Consolidated Financial Statements, Note 6. Related Party Transactions, MediVision.)

(8)

Represents 955,285 shares issuable upon conversion of $1,566,668 in principal amount of the issuer’s 6.5% convertible note at a conversion price of $1.64 and 526,973 shares issuable upon exercise of warrants.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Related Party Transactions

See Item 8, Financial Statements, Notes to Consolidated Financial Statements, Note 6. Related Party Transactions.

(b)	Parent Information

MediVision is OIS’ parent company based on its 56% ownership of our common stock.

Pursuant to certain agreements between Agfa and MediVision, MediVision must receive Agfa’s approval when voting upon proposals that concern the sales of OIS or substantially all of OIS’ assets and to issue stock at levels that require shareholder approval.

(c)	Directors

Uri Ram, Jonathan Phillips, Eric Maurincomme, and William Greer are independent directors as defined by the Nasdaq Marketplace Rules. Gil Allon, who is not an independent director, is a member of the Compensation, Option and Nomination Committees of our Board of Directors.

Item 14.	Principal Accountant Fees and Services

For the fiscal years ended December 31, 2008 and December 31, 2007, Perry-Smith LLP has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2008	2007

Audit Fees (1)	$87,500	$80,000

Tax Fees (2)	23,500	22,250

All Other Fees (3)	42,005	10,910

Total	$153,005	$113,160

(1)

Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC.

(2)	Services in connection with the preparation of tax returns and the provision of tax advice.
(3)	Services related to Forms SB-2 and S-4 and other miscellaneous securities filings.

All (100%) of the fees described above were approved by our Audit Committee.

It is the Audit Committee’s policy to pre-approve all audit and non-audit engagements of our independent auditor.

Item 15.	Exhibits, Financial Statement Schedules.

Exhibit Number	Description of Exhibit	Footnote Reference
3.1	Articles of Incorporation of Ophthalmic Imaging Systems, as amended.	(1)
3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems)	(2)
3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series B Preferred Stock of Ophthalmic Imaging Systems).	(3)
3.4	Amended and Restated Bylaws of Ophthalmic Imaging Systems.	(4)
4.1	Specimen of Stock Certificate.	(1)
4.2	Common Stock Purchase Warrant dated April 27, 2004 by and between Ophthalmic Imaging Systems and Laurus.	(5)
4.3	Purchase Agreement dated October 29, 2007 among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(6)
4.4	Form of Convertible Notes dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc..	(6)
4.5	Form of Warrant dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc..	(6)
4.6	Registration Rights Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc.	(6)
10.1	Lease Agreement, dated as of April 21, 2001, between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(7)
10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(8)
10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(8)
10.4	Confidentiality Agreement dated March 27, 1992 between Ophthalmic Imaging Systems and Steven R. Verdooner.	(1)
10.5	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to Ophthalmic Imaging Systems by Steven R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark Office).	(1)
10.6	Form of International Distribution Agreement used by Ophthalmic Imaging Systems and sample form of End User Software License Agreement.	(1)

Exhibit Number	Description of Exhibit	Footnote Reference
10.7	Stock Option Plan.	(9)+
10.8	Rental Agreement dated May 1, 1994 by and between Ophthalmic Imaging Systems and Robert J. Rossetti.	(10)
10.9	Ophthalmic Imaging Systems' 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(11)+
10.10	Form of Indemnification Agreement between Ophthalmic Imaging Systems and each of its directors, officers and certain key employees.	(12)
10.11	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United States Binational Industrial Research and Development Foundation, MediVision and Ophthalmic Imaging Systems.	(13)
10.12	2000 Stock Option Plan.	(7)+
10.13	2003 Stock Option Plan.	(14)
10.14	Loan and Security Agreement dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(15)
10.15	Promissory Note dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(8)
10.16	Secured Debenture dated as of July 20, 2005 by and between Ophthalmic Imaging Systems and United Mizrahi Bank Ltd.	(15)
10.17	Research and Development Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(15)
10.18	Distribution Agreement dated as of February 14, 2006 by and between Ophthalmic Imaging Systems and CCS Pawlowski GmbH.	(15)
10.19	Distribution Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.	(15)
10.20	Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems, MediStrategy Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.	(15)
10.21	Employment Agreement dated December 1, 2001 between Ophthalmic Imaging Systems and Gil Allon.	(17)
10.22	Amendment to Employment Agreement dated April 12, 2006 between Ophthalmic Imaging Systems and Gil Allon.	(17)
10.23	Employment Agreement dated July 11, 2002, between Ophthalmic Imaging Systems and Ariel Shenhar.	(17)
10.24	Amendment to Employment Agreement dated December 3, 2003, between Ophthalmic Imaging Systems and Ariel Shenhar.	(17)

Exhibit Number	Description of Exhibit	Footnote Reference
10.25	Amendment to Employment Agreement dated February 29, 2004, between Ophthalmic Imaging Systems and Ariel Shenhar.	(17)
10.26	Amendment to Employment Agreement dated April 12, 2006, between Ophthalmic Imaging Systems and Ariel Shenhar.	(17)
10.27	Purchase Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, the Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(16)
14	Code of Ethics.	(8)
23.1	Consent of Perry-Smith LLP, Independent Auditors.	*
31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Ophthalmic Imaging Systems’ Registration Statement on Form S-18, number 33-46864-LA.
(2)	Incorporated by reference to Exhibit A of Exhibit 1 of Ophthalmic Imaging Systems’ Form 8-K, filed on January 2, 1998.
(3)	Incorporated by reference to Exhibit 3.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on November 24, 1999.
(4)	Incorporated by reference to Exhibit 99.1 of Ophthalmic Imaging Systems’ Form 8-K filed on May 5, 2005.
(5)	Incorporated by reference to Exhibit 4.3 of Ophthalmic Imaging Systems’ Form 8-K, filed on April 29, 2004.
(6)	Incorporated by reference to Ophthalmic Imaging Systems’ Form 8-K filed on October 31, 2007.
(7)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.
(8)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.

(9)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1993, filed on November 26, 1993.
(10)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended August 31, 1994, filed on November 29, 1994.
(11)	Incorporated by reference to Ophthalmic Imaging Systems’ Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.
(12)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(13)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.
(14)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 25, 2004.
(15)	Incorporated by reference to Exhibit 99.2 of Ophthalmic Imaging Systems’ Form 8-K filed on July 25, 2005.
(16)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed on March 28, 2006.
(17)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 29, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: March 31, 2009	By: /s/ Gil Allon
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

By: /s/Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gil Allon
Gil Allon	Director	March 31, 2009

/s/ Ariel Shenhar
Ariel Shenhar	Director	March 31, 2009

/s/Uri Ram
Uri Ram	Director, Chairman of the Board	March 31, 2009

______________
Jonathan R. Phillips	Director	March 31, 2009

/s/ William Greer
William Greer	Director	March 31, 2009

/s/ Eric Maurincomme
Eric Maurincomme	Director	March 31, 2009