Form 10-Q
period 2009-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2009-05-15
CIK 885317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of May 14, 2009, 16,866,831 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2009

PART I          FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	March 31, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$1,097,788	$2,224,625
Accounts receivable, net	1,581,717	1,698,093
Receivables from related parties	517,300	500,365
Note receivable from related party	3,080,282	2,878,234
Inventories	1,057,182	1,206,733
Prepaid expenses and other current assets	193,292	233,418
Total current assets	7,527,561	8,741,468

Furniture and equipment, net of accumulated depreciation of $813,341 and $763,240 respectively	386,428	409,280
Restricted cash	158,172	158,031
Licensing agreement	273,808	273,808
Prepaid financing	72,134	88,780
AcerMed asset purchase	570,077	570,077
(Accumulated amortization – AcerMed asset purchase)	(47,506)	—
Capitalized imaging software	504,711	424,244
(Accumulated amortization – Capitalized imaging software)	(42,059)	—
Capitalized software development	1,150,831	1,150,831
(Accumulated amortization – Capitalized software development)	(95,903)	—
Prepaid products	460,000	460,000
Other assets	266,972	348,190
Total assets	$11,185,226	$12,624,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$471,412	$831,980
Accrued liabilities	902,231	1,072,551
Deferred extended warranty revenue	2,348,877	1,910,824
Customer deposits	44,191	101,679
Notes payable- current portion	1,641,082	1,611,063
Total current liabilities	5,407,793	5,528,097

Noncurrent liabilities:
Line of credit	150,000	150,000
Notes payable, less current portion	272,927	500,159
Total liabilities	5,830,720	6,178,256

Stockholders’ equity:
Common stock, no par value, 35,000,000 shares authorized; 16,866,831 issued and outstanding	16,513,832	16,504,773
Additional paid-in-capital	7,908	966
Accumulated deficit	(11,167,234)	(10,059,286)
Total stockholders’ equity	5,354,506	6,446,453
Total liabilities and stockholders’ equity	$11,185,226	$12,624,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2009	2008
Sales – products	$1,325,023	$2,117,654
Cost of sales – products	690,330	1,040,570
Gross profit – products	634,693	1,077,084

Sales – products to related parties	$119,080	$161,799
Cost of sales – products to related parties	65,482	102,471
Gross profit – products to related parties	53,598	59,328

Sales – service	$965,428	$868,239
Cost of sales – service	329,184	400,791
Gross profit – service	636,244	467,448

Net revenues	$2,409,531	$3,147,692
Cost of sales	1,084,996	1,543,832
Gross profit	1,324,535	1,603,860
Operating expenses:
Sales and marketing	904,156	944,009
General and administrative	511,023	523,016
Research and development	710,344	(3,667)
Research and development – related parties	260,898	440,644
Total operating expenses	2,386,421	1,904,002
Loss from operations	(1,061,886)	(300,142)
Interest and other expense, net	(43,910)	(33,223)
Net loss before income taxes	(1,105,796)	(333,365)
Income taxes	(2,153)	(1,286)

Net loss	$(1,107,949)	$(334,651)

Shares used in the calculation of basic and diluted
net loss per share (1)	16,866,831	16,866,831

Basic and diluted net loss per share	$(0.07)	$(0.02)

(1) The amount of anti-dilutive shares for the three months ended March 31, 2009 and 2008 are 281,524 and 236,554, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2009	2008

Operating activities:
Net loss	$(1,107,949)	$(334,651)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,709	47,947
Amortization (acquisition) of AcerMed software license	47,506
Amortization (development) of imaging software	42,059
Amortization (development) of R&D – AcerMed software	95,903
Amortization of prepaid financing related to note payable	16,646	15,896
Stock based compensation expense	9,060	7,569
Net decrease (increase) in current assets other than cash and cash equivalents	301,288	(203,004)
Net increase in accounts receivable – related parties	(16,935)	(99,510)
Net decrease (increase) in other assets	610	(8,337)
Net decrease in current liabilities other than short-term borrowings	(155,221)	(4,846)
Net cash used in operating activities	(714,324)	(578,936)
Investing activities:
Acquisition of furniture and equipment	(25,092)	(56,020)
Acquisition of patents	—	(285)
Acquisition of AcerMed software license	—	(463,015)
Development of imaging software	—	(157,836)
Development of R&D – AcerMed software	—	(225,892)

Net cash used in investing activities	(25,092)	(903,048)
Financing activities:
Principal payments on notes payable	(196,751)	—
Advance to related parties	(202,048)	(618,532)
Increase in discount/premium related to note payable	6,942	29,722
Proceeds from line of credit	4,436	—
Net cash used in financing activities	(387,421)	(588,810)
Net decrease in cash and equivalents	(1,126,837)	(2,070,794)
Cash and equivalents, beginning of the period	2,224,625	7,630,284
Cash and equivalents, end of the period	$1,097,788	$5,559,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2009 and 2008

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2009, condensed consolidated statements of operation for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2008 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results expected for the full year.

Note 2.	Net (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other arrangements to issue common stock, such as stock options, warrants and convertible notes, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

	Unaudited
	Three Months Ended
	March 31,
	2009	2008

Numerator for basic and diluted net (loss) income per share	$(1,107,949)	$(334,651)

Denominator for basic and diluted net loss per share:
Weighted average shares	16,866,831	16,866,831
Basic and diluted net loss per share	$(0.07)	$(0.02)

The amount of anti-dilutive shares for the three months ended March 31, 2009 and 2008 are 281,524 and 236,554, respectively.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2009 and 2008

(Unaudited)

Note 3.	Related Party Transactions

MediVision

MediVision is our parent company that owned, as of March 31, 2009, 9,380,843 shares of our common stock, or 55.6%. In addition, we are parties to several agreements with MediVision, pursuant to which MediVision performs the following services:

•	Distributes our Winstation and Symphony Products in Europe, Africa, Israel and India. Products are sold to MediVision at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including MediVision. Below is the volume discount table for our distributors for 2009.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

•	Performs Research and Development. For research and development services, MediVision bills us, on a monthly basis, at cost plus 12%. These research and development services include direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses.

Guarantee

In 2005, we entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guaranteed the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 1,451,795 shares of our common stock to induce us to secure the Debenture. The amount owed to United Mizrahi Bank by MediVision and secured by us as of March 31, 2009 and May 14, 2009 was approximately $1,700,000.

Loans

Pursuant to the License and Distribution Agreement, as amended, dated June 28, 2006, we agreed to loan MediVision up to $1,600,000 in principal for engineering the Electro-Optical Unit. The loan incurs interest of 8% per annum and repayment will commence on May 1, 2010. Repayments will be made in 36 equal payments, payable on the first of each month. The monthly payment will be calculated based on the amount of principal outstanding on April 30, 2010. Upon a default under the License and Distribution Agreement, as amended, or the related promissory note or security agreement, the principal and interest outstanding on the loan will become immediately due and payable. If MediVision defaults on its repayment obligation, we may seek repayment by foreclosing on the shares pledged as collateral or, alternatively, we have the option to receive a portion of MediVision’s ownership interest in any patent rights relating to the Electro-Optical Unit. The largest aggregate amount of principal outstanding under this License and Distribution Agreement during the quarter ended March 31, 2009 and as of May 14, 2009 was $1,600,000. MediVision did not make any payments on the principal or interest outstanding during fiscal 2008.

On January 30, 2008, we entered into a Loan and Security Agreement with MediVision whereby we agreed to lend to MediVision up to $200,000 upon their request for working capital. From January 30, 2008 through December 31, 2008, we entered into a series of addendums to the Loan and Security Agreement to provide additional financing for working capital. As of December 31, 2008, we agreed to loan MediVision up to $1,200,000 of principal. The interest on this note accrues at 8% per annum and is secured by MediVision’s shares in our common stock. The largest aggregate amount of principal outstanding under this Loan and Security Agreement during the quarter ended March 31, 2009 and as of May 14, 2009 was $1,200,000.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2009 and 2008

(Unaudited)

Note 3.	Related Party Transactions (continued)

Under the License and Distribution Agreement and the Loan and Security Agreement, MediVision has pledged as collateral an aggregate amount of 2,341,657 shares of our common stock owned by MediVision, and 63% of CCS shares also owned by MediVision.

Merger

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary (“Merger Sub”), and MediVision, pursuant to which Merger Sub will merge with and into MediVision (the “Merger”), with MediVision as the surviving entity. On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated. We capitalized the direct costs associated with the Merger. At December 31, 2008, these costs accumulated to $1,047,047. (For a more detailed explanation of the treatment of these merger related costs, see Financial Accounting Pronouncement FAS 141(R) in the New Accounting Pronouncements section within the Management Discussion and Analysis section below).

Intercompany Transactions

Pursuant to a Research and Development Services Agreement dated January 1, 2004, we agreed to pay 112% of research and development costs incurred in connection with MediVision’s development of WinStation software, which is used to diagnose and treat retinal diseases and other ocular pathologies. We also agreed not to receive research and development services relating to the WinStation software from other parties without MediVision’s prior written consent. The initial term of the Services Agreement is for two years, to be automatically renewed for additional 12 month periods. The Services Agreement may be terminated by either party upon 6 months prior written notice. Certain terms of the Services Agreement survive termination, including, among others: (1) for 24 months after termination, MediVision agrees to not engage or participate in any business, anywhere in the world, that competes directly with the WinStation or OIS, (2) for 18 months after termination, OIS agrees to not engage or participate in any business, anywhere in the world, that competes directly with MediVision, and (3) for 12 months, generally, neither party may employ any employees, contractors, or directors of the other party or interfere with the other party’s existing business or customer contracts. During the quarter ended March 31, 2009, under this Services Agreement, we paid MediVision $260,898 for research and development services.

Pursuant to a Distribution Agreement, as amended, dated January 1, 2004, we appointed MediVision to be our exclusive distributor of certain products in Europe, Africa, Israel and India (the “MV Territory”). Under the agreement, MediVision must purchase the specified quota of the products as listed in the agreement. If MediVision fails to satisfy its quota obligation, this constitutes a breach and we may terminate the exclusivity provision. In satisfying the quota, MediVision purchases are aggregated with CCS’s purchases. CCS is a German subsidiary of MediVision. The initial term of the Distribution Agreement was for two years, which automatically renews in one-year periods. Either party may terminate the Distribution Agreement with at least 6 months prior written notice. The amount of products MediVision may purchase on credit for distribution under this agreement is limited to $450,000. During the quarter ended March 31, 2009, MediVision purchased approximately $66,000 ($119,000 combined with CCS purchases). For the sale of WinStation products under this Distribution Agreement, MediVision receives a tiered volume discount based on the amount ordered. The 2009 volume discounts are summarized in the table below. These volume discounts apply uniformly to all distributors of our WinStation products.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

(1)	This same volume discount structure is available to all OIS distributors who deal in WinStation products.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2009 and 2008

(Unaudited)

Note 3.	Related Party Transactions (continued)

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

As of March 31, 2009, we recorded approximately $450,000 and $3,080,000 due from MediVision for accounts receivable and notes receivable, respectively.

Sales to MediVision during the quarters ended March 31, 2009 and 2008 totaled approximately $66,000 and $104,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that would be available to other resellers or distributors of our products.

As of March 31, 2009, MediVision held 9,380,843 shares of our common stock or 56% of our outstanding common stock. Of these amounts, MediVision has pledged to us an aggregate of 3,793,452 shares of our common stock, as well as the 63% of shares of CCS that they own, as of March 31, 2009.

Research and Development

During the quarters ended March 31, 2009 and 2008, we paid approximately $261,000 and $441,000, respectively, to MediVision for research and development services.

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

In January 2009, we transitioned part of MediVision’s WinStation and Symphony research and development team to our corporate office in Sacramento, California to be OIS employees, and transferred the digital image capture products development to our new subsidiary, OIS Global in Israel, thereby streamlining our research and development efforts.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2009 and 2008

(Unaudited)

Note 3.	Related Party Transactions (continued)

CCS Pawlowski

Under the Distribution Agreement with CCS, dated February 14, 2006, we appointed CCS as our exclusive distributor of certain products in Germany and Austria. Under the agreement, CCS must purchase the specified quota of Distribution Products. If CCS fails to satisfy its quota obligation, this constitutes a breach and OIS may terminate the exclusivity provision. The quota for 2009 is $390,000. All subsequent quotas will be agreed upon between the parties at the beginning of each year. If no quota is agreed upon, the preceding year’s quota will carry-forward. For the sale of certain products, CCS will receive a tiered volume discount based on the amount ordered. The discounts for 2009 are summarized in the table below. The initial term of the Distribution Agreement was for two years, which now automatically renews in one-year periods. Either party may terminate the agreement with at least 3 months prior written notice. Pursuant to a Distribution Agreement, during the quarters ended March 31, 2009 and 2008, we sold products to CCS of approximately $53,000 and $58,000.

Distribution Agreement with CCS – FY 2008
Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

At March 31, 2009, we had approximately $64,000 of amounts due from CCS, as compared to $47,000 due from CCS at March 31, 2008.

MediStrategy, Ltd.

In January 2004, we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, a former director who served on our board until December 2004 and brother of Gil Allon, our CEO. Under the terms of the agreement, MS provides business services to us primarily in the field in ophthalmology, which includes forming business relationships, identifying potential mergers and acquisitions, identifying and analyzing new complementary lines of business and finding potential business opportunities. All services provided by MS are performed solely by Noam Allon.

In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid an annual performance bonus of up to $10,000 upon achievement of goals specified under the terms of the services agreement as determined by MS, Noam Allon, and our Chairman of the Board. During 2007, MS earned fees of $48,000 and a $10,000 bonus. $48,000 of these services was paid in 2008 and the bonus is accrued but not paid as of May 14, 2009. During 2008, MS earned fees of $48,000. These fees have been accrued, but not paid, as of May 14, 2009. As of January 1, 2009, we agreed to pay MS a monthly sum of $1,600. During the first quarter of 2009, MS earned fees of $4,800. These fees have been accrued, but not paid as of May 14, 2009.

Note 4.	Share-based Compensation

At March 31, 2009, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. The majority of options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

On March 18, 2009, our board of directors approved the proposed 2009 stock option plan, subject to the approval of our shareholders.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2009 and 2008

(Unaudited)

Note 4.	Share-based Compensation (continued)

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,272,000	$0.72	5.64	--
Granted	717,500	$0.16	9.78	$121,975
Exercised	--	--	--	--
Forfeited/Expired	(298,000)	$0.57	--	--
Outstanding at March 31, 2009	2,691,500	$0.58	5.75	--
Exercisable at March 31, 2009	1,684,375	$0.61	4.65	--

We use the Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation under Statement of Financial Accounting Standards No. 123R, Share-Based Compensation. The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes-Merton option valuation model as we do not anticipate paying cash dividends in the foreseeable future.

We recorded an incremental expense of $9,060 for stock-based compensation during the three months ended March 31, 2009.

As of March 31, 2009, we had $34,994 of total unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2010. The total fair value of options vested during the three months ended March 31, 2009 was $9,060.

In calculating compensation related to stock option grants for the three months ended March 31, 2009, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 59.94%, risk-free interest rate of 2.52%, and expected term of 10 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

Abraxas

On January 1, 2008, we granted Mike Bina, the President of Abraxas, options to purchase 212,933 shares of Abraxas common stock. The options are exercisable at $0.01 per share, expire on January 1, 2019, and vest beginning January 1, 2008, semi-annually over three years as follows: 20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%. These options are still outstanding.

Note 4.	Share-based Compensation (continued)

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2009 is presented below:

On January 1, 2008, we granted Ali Zarazvand, the Chief Technology Officer of Abraxas, options to purchase 109,693 shares of Abraxas common stock. The options are exercisable at $0.01 per share, expire on January 1, 2019, and vest beginning January 1, 2008, semi-annually over three years as follows: 20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%. These options are still outstanding.

Together Messrs. Bina and Zarazvand were granted options to purchase an aggregate of 322,626 shares of common stock of Abraxas, which currently represents 25% of the shares outstanding.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended March 31,
	2009	2008
Warranty balance at beginning of period	$67,000	$128,250
Reductions for warranty services provided	(22,500)	(39,063)
Changes for accruals in current period	32,750	20,000

Warranty balance at end of period	$77,250	$109,187

Note 6.	Segment Reporting

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

All significant intercompany balances and transactions have been eliminated in consolidation.

Note 6.	Segment Reporting (continued)

The following presents our financial information by segment for the three months ended March 31, 2009.

Results of Operations

Selected Financial Data-

	Three months ended March 31, 2009	Three months ended March 31, 2008
Statement of Income:
Net revenues:
OIS	$2,281,469	$3,105,555
Abraxas	128,062	42,137

Gross Profit:
OIS	1,320,774	1,661,327
Abraxas	3,761	(57,467)

Operating Loss:
OIS	(346,326)	(112,739)
Abraxas	(715,560)	(187,403)
Net Loss (Consolidated)	(1,107,949)	(334,651)
Balance Sheet:
Assets:
OIS	9,211,276	14,773,332
Abraxas	1,889,724	1,084,030

Liabilities:
OIS	5,432,238	6,382,793
Abraxas	333,864	209,588

Stockholders’ Equity:
OIS	6,778,677	9,458,885
Abraxas	(1,443,779)	(193,904)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists. In 2008, we purchased EMR and PM software to be sold to the following ambulatory-care specialties: ophthalmology, OB/GYN, orthopedics and primary care.

At March 31, 2009, we had stockholders’ equity of $5,354,506 and our current assets exceeded our current liabilities by $2,119,768.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The financial information contained in the financial statements is, to a significant extent, financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

We calculate a tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future. In making this determination, we have to assess the amount of our unlimited and capped NOL amounts we will more likely than not be able to use, as well as the deferred tax asset amount related to the temporary differences of our balance sheet accounts.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), is an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We apply FIN 48 to all of our tax positions.

We do not currently allocate our taxes between us and our subsidiary, Abraxas, due to the immaterial impact of Abraxas on our tax provision.

Warranty Reserve

Our warranty reserve contains two components, a general product reserve recorded on a per product basis and specific reserves recorded as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per product shipped each quarter. Specific reserves usually arise from the introduction of new products. When a new product is introduced, we reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

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

In 2009, the general warranty reserve increased from $67,000 to $77,250 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

In 2008, the general warranty reserve decreased from $128,250 to $67,000 due to the decrease in product shipments and the amount of replacements, repairs or upgrades performed.

Convertible Debt and Warrants

On October 29, 2007, we issued warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. These warrants expire on December 10, 2012. We also have 313,000 warrants outstanding as of March 31, 2009 with exercise prices ranging between $1.40 and $1.83 per share. These warrants expired on April 27, 2009.

There were 929,671 warrants outstanding and exercisable as of March 31, 2009 with a weighted average remaining contractual life of 2.48 years, a weighted average exercise price of $1.79. There is no intrinsic value of warrants outstanding at March 31, 2009.

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

The impact of this adjustment to our 2009 financial statements is an increase to interest expense of $36,201, an increase to the discount /premium on the note of $29,258 and an increase to additional paid in capital of $6,942.

Software Capitalization

We capitalize software development costs in accordance with applicable accounting rules and regulations, including Statement of Financial Accounting Standards No. 86 Accounting forthe Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court. SFAS 86 requires that purchased computer software to be sold, leased or otherwise marketed must be capitalized when the software is acquired. This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077. During the first three months of 2009, we began to sell this software, and in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and other Intangible Assets (“SFAS 142”), we began to amortize this asset over the economic life of the asset, which we concluded to be three years. There is no pattern that is apparent in the decline of the economic usefulness of the asset and, therefore, we are amortizing the asset using the straight-line method of amortization. The amount of this asset that was amortized during the three months ended March 31, 2009 is $47,506.

In accordance with SFAS 86, we also capitalized the research and development costs incurred to prepare this software for sale. Pursuant to SFAS 86, research and development costs are to be capitalized once technological feasibility is established. We believed that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of research and development that we capitalized in connection with this software is $1,150,831. During the first three months of 2009, we began to sell this software, and in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and other Intangible Assets (“SFAS 142”), we began to amortize this asset over the economic life of the asset, which we concluded to be three years. There is no pattern that is apparent in the decline of the economic usefulness of the asset and, therefore, we are amortizing the asset using the straight-line method of amortization. The amount of this asset that was amortized during the three months ended March 31, 2009 is $95,903.

In 2008, we also capitalized the costs associated with the development of a web-based software. According to SFAS 86, technological feasibility is established upon completion of a detailed program design of the finished product or, in its absence, upon completion of a working model. We had both a working prototype and a program design of the finished product at the time and therefore, we capitalized $504,711 of costs incurred in connection with the development of this software. During the first three months of 2009, we began to sell this software, and in accordance with Statement of Financial Accounting Standards No. 142 Goodwill and other Intangible Assets (“SFAS 142”), we began to amortize this asset over the economic life of the asset, which we concluded to be three years. There is no pattern that is apparent in the decline of the economic usefulness of the asset and, therefore, we are amortizing the asset using the straight-line method of amortization. The amount of this asset that was amortized during the three months ended March 31, 2009 is $42,059.

Principals of Consolidation

The consolidated financial statements include the accounts of OIS, Abraxas Medical Solutions, Inc., a wholly-owned subsidiary (“Abraxas”) of OIS, and OIS Global, a wholly-owned subsidiary of OIS. All significant intercompany balances and transactions have been eliminated in consolidation.

Abraxas

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

In 2008, Abraxas launched new software versions which feature enhanced memory, improved efficiency, and numerous other modifications and technological updates to the existing software. In the fourth quarter of 2008 Abraxas introduced software for the OB/GYN, Orthopedic and Primary Care markets. OIS introduced OIS EMR and OIS PM software solutions for the ophthalmic market (powered by Abraxas) at the American Academy of Ophthalmology in October 2008. Thus far, Abraxas has established relationships with market leaders including First Data Bank, LabCorp, Quest Diagnostics and SureScripts RxHub. By aligning with these companies, Abraxas is able to build a broader drug knowledgebase, laboratory interface, and electronic prescription. Abraxas has also secured several certifications and partner agreements, including certification by the Commission for Healthcare Information Technology (CCHIT) in ambulatory EMR/HER software; a certified partner of Microsoft ®; gold member of Healthcare Information and Management Systems Society (HIMSS); joined the Electronic Health Records Vendors Association (EHRVA) and partnered with Emdeon for EDI transactions. Additionally, Abraxas signed a declaration of support with the American Academy of Family Physician’s (AAFP) Center for health information technology, supporting its “Partners for Patients” (P4P) program. These reflect that Abraxas’ software has met certain industry standards and offer additional credibility to customers.

OIS Global

On December 16, 2008, we formed a subsidiary, OIS Global, in Israel. During the three months ending March 31, 2009, we hired eight employees from MediVision to perform research and development on our behalf. OIS Global began performing research and development on our behalf on March 1, 2009. The costs incurred for that month was approximately $80,000.

New Accounting Pronouncements

Financial Accounting Pronouncement FAS 142-3

In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and otherGAAP principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. FSP No. FAS 142-3 is effective for our fiscal year beginning January 1, 2009. The adoption of FSP No. FAS 142-3 did not have a material impact on our consolidated financial statements.

Financial Accounting Pronouncement FAS 141(R)

In December 2007, FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141(R)"), which among other things, establishes principles and requirements regarding the method of which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires costs incrred to effect an acquisition to be recognized separately from the acquisition.  SFAS 141(R) is effective for all business combinations for which the acquisition date is on or after Januarty 1, 2009.   Earlier adoption is prohibited.  This standard will change the accounting treatment for business combinations on a prospective basis.  We believe that the adoption of FASB 141(R) has had a material impact on our financial position and results of operations as disclosed below.

On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated.

For the fiscal year ended December 31, 2007 and the three months ended March 31, 2008, we have expensed $527,327 and $56,851 of merger-related costs that were capitalized for comparative purposes, respectively. The effect of these two adjustments to our consolidated financial statements as of March 31, 2008 is shown below:

	Three months ended March 31, 2008	Three months ended March 31, 2008 Revised For SFAS 141(R)
Statement of Operations:
Net revenues	$3,147,692	$3,147,692
Cost of sales	1,543,832	1,543,832
Gross profit	$1,603,860	$1,603,860
Total operating expenses	1,847,151	1,904,002
Net income (loss)	$(277,800)	$(334,651)
Basic earnings (loss) per share	$(0.02)	$(0.02)
Balance Sheet:
Total Assets	$16,441,540	$15,857,362
Total Liabilities	$6,592,381	$6,592,381
Total Stockholders’ Equity	$9,849,159	$9,264,981
Total Liabilities and Stockholders’ Equity	$16,441,540	$15,857,362

Results of Operations

Revenues

Our revenues for the three months ended March 31, 2009 were $2,409,531, representing a 23% decrease from revenues of $3,147,692 for the three months ended March 31, 2008. The decrease in revenues between the quarters is due to a decrease of product sales in the three months ended March 31, 2008 of approximately $835,000, offset by an increase in service revenue of approximately $97,000.

Product sales accounted for approximately 60% and 73% of our revenue for the first quarters of 2009 and 2008, respectively. Service revenues for these products accounted for approximately 40% and 27% of our revenue for the first quarters of 2009 and 2008, respectively. The decrease in product sales is primarily due to the decrease in sales of our Winstation systems and installation, personnel changes in our sales and marketing departments and changes in the global economy. The increased service revenue is primarily due to the increase in our extended service contracts due to an increase in our customer base and more customers understanding the benefits of purchasing extended warranty contracts. Our remaining service revenue which has remained constant consists of non-warranty repairs and parts, and technical support phone billings for customers not under warranty.

Revenues from sales of our products to related parties was approximately $119,000 and $162,000 during the three month periods ended March 31, 2009 and 2008, respectively.

Gross Margins

Gross margins were approximately 55% and 51% during the three month periods ended March 31, 2009 and 2008, respectively. Gross margins increased due to the increase in service revenue with fixed overhead costs.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 38% of total revenues during the first quarter of fiscal 2009 as compared to approximately 30% during the first quarter of fiscal 2008. Expenses decreased to $904,156 during the first quarter of 2009 versus $944,009 during the first quarter of 2008, representing a decrease of $39,853 or 4%. This decrease was mainly due to the turnover of sales representatives at OIS, offset by the hiring of new sales representatives at Abraxas.

General and Administrative Expenses

General and administrative expenses were $511,023 in the first quarter of fiscal 2009 and $523,016 in the first quarter of fiscal 2008, representing a decrease of $11,993 or 2%. Such expenses accounted for approximately 21% and 17% of revenues during the first quarters of 2009 and 2008, respectfully. The decrease was primarily due to lower overhead expenses such as rent and insurance expenses of approximately $60,000, lower payroll related expenses of approximately $80,000, offset by an increase in bad debt reserve of approximately $160,000.

Research and Development Expenses

Research and development expenses were $971,242 in the first quarter of fiscal 2009 and $436,977 in the first quarter of fiscal 2008, representing an increase of $534,265 or 122%. Such expenses accounted for approximately 40% of revenues during the first quarter of 2009 and 14% of revenues during the first quarter of 2008. During fiscal 2008, the research and development done by Abraxas was capitalized. Beginning January 1, 2009, we began to expense all of our research and development expenses related to Abraxas, as well as amortize the research and development we capitalized in 2008. (For a more detailed explanation of the amortization of our capitalized software, see Software Capitalization in the Critical Accounting Policies above). The amount of cost we capitalized during the three months ending March 31, 2008 was $230,238. The rest of the increase resulted from the increase in research and development done by Abraxas and OIS of approximately $298,305, the amortization of software & development capitalized in the past of $185,468, offset by a decrease in research and development done by MediVision of $179,746.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Interest income and other expense, net

Interest income and other expense were $43,910 during the first quarter of fiscal 2009 versus $33,223 during the first quarter of fiscal 2008. The increase in expenses is primarily due to the interest expense related to our financing agreement with the Tail Wind Fund.

Income Taxes

Income tax expense was $2,153 during the first quarter of fiscal 2009 versus $1,286 during the first quarter of fiscal 2008.

We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net loss

We recorded net loss of $1,107,949 or $0.07 per share basic earnings, for the quarter ended March 31, 2009 as compared to net loss of $334,651 or $0.02 per share basic earnings for the quarter ended March 31, 2008.

Balance Sheet

Our assets decreased by $1,439,483 as of March 31, 2009 as compared to December 31, 2008. This decrease was primarily due to a decrease in cash of $1,126,837, a decrease in inventory of $149,551, amortization of our EMR and PM software of $47,506 and amortization of capitalized software development related to our EMR and PM software of $95,903 and a decrease in accounts receivable of $116,376, offset by an increase in the note receivable from MediVision of $202,048.

Our liabilities decreased by $347,536 as of March 31, 2009 as compared to December 31, 2008 primarily due to a decrease in accounts payable of $360,568, a decrease in accrued payroll related items of $131,939 and a decrease in our notes payable of $197,213, offset by an increase in deferred warranty revenue of $438,053.

Our stockholders’ equity decreased by $1,091,947 as of March 31, 2009 as compared to December 31, 2008 primarily due to a net loss for the quarter.

Liquidity and Capital Resources

Our operating activities used cash of $714,324 during the three months ended March 31, 2009 as compared to cash used of $578,936 in the three months ended March 31, 2008. The cash used in operations during the first three months of 2009 was principally from our net loss of $1,107,949, offset by a decrease in inventory of $149,551, the amortization of capital software development related to our EMR and PM software of $47,506, the amortization of our EMR and PM software of $95,903, and the amortization of our web-based imaging software of $42,059.

Cash used in investing activities was $25,092 during the first three months of 2009 as compared to cash used of $903,048 during the first three months of 2008. The cash used of $25,092 was due to the investment in capital equipment such as computers and software used internally. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

We used cash in financing activities of $387,421 during the first three months of fiscal 2009 as compared to cash used of $588,810 during the first three months of fiscal 2008. The cash used in financing activities during the first three months of 2009 was primarily from advances to related parties of $202,048 and principal payments on certain outstanding notes payable of $196,751.

On March 31, 2009, our cash and cash equivalents were $1,097,788. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and the continuation of the investment in Abraxas.

On October 29, 2007, we issued (i) an aggregate of $2,750,000 in principal amount of 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which Notes are convertible into 1,676,829 shares of our common stock, no par value, and (ii) warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. As of March 31, 2009, the amount due for these notes is $1,833,333. We anticipate that these notes will continue to be repaid from our cash flow from operations.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements will be available and, if available, can be obtained on terms favorable to us.

Trends

The current recession in the United States has negatively impacted our sales revenue in the three months ended March 31, 2009 and is expected to continue to do so. Our sales have been affected by customers’, primarily physicians, hesitation to purchase capital equipment in the current economic climate. Other than this, we are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our financial condition, results from operations, or short or long-term liquidity.

Subsequent Event

On May 3, 2009, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) by and between us, Steven Verdooner, OPKO Health, Inc. (“OPKO”) and The Frost Group, LLC (collectively “Defendants”). Mr. Verdooner was formerly our president.

Pursuant to the Settlement Agreement, we agreed to dismiss, with prejudice, the lawsuit between us and the Defendants, whereby we alleged claims of breach of fiduciary duty, breach of implied contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, violation of section 502 of the Penal Code of California, aiding and abetting breach of fiduciary duty, and aiding and abetting interference with contractual relations. We also agreed to release the Defendants from any claims that could have been brought in the foregoing lawsuit, whether known or unknown.  The Defendants agreed to pay us $1,200,000 by May 13, 2009.

We and the Defendants entered into the Settlement Agreement to avoid the expense and uncertainty of litigation and without making any admission of liability or concession of wrongdoing.

Off-Balance Sheet Arrangement

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. MediVision pledged 1,451,795 shares of our common stock to us in order to secure the Debenture. The amount owed to the financial institutions by MediVision and secured by us as of March 31, 2009 was approximately $1,700,000.

ITEM 4T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2009, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II          OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 3, 2009, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) by and between us, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC (collectively “Defendants”). Mr. Verdooner was formerly our president.

Pursuant to the Settlement Agreement, we agreed to dismiss, with prejudice, the lawsuit between us and the Defendants, whereby we alleged claims of breach of fiduciary duty, breach of implied contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, violation of section 502 of the Penal Code of California, aiding and abetting breach of fiduciary duty, and aiding and abetting interference with contractual relations. We also agreed to release the Defendants from any claims that could have been brought in the foregoing lawsuit, whether known or unknown  The Defendants agreed to pay us $1,200,000 by May 13, 2009.

We and the Defendants entered into the Settlement Agreement to avoid the expense and uncertainty of litigation and without making any admission of liability or concession of wrongdoing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

On January 6, 2009, we granted Gil Allon, our CEO, options to purchase 272,500 shares of common stock in lieu of 20% of his annual salary for fiscal 2009. The options vest in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. We relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”) in connection with this issuance.

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

ITEM 6.	EXHIBITS AND REPORTS

Exhibit No.	Description	Footnote

10.1	Confidential Settlement and Mutual Release Agreement dated May 3, 2009, by and between Ophthalmic Imaging Systems, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC	*
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS
Date: May 15, 2009

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer (Principal Accounting and Financial Officer)