Form 10-Q
period 2009-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2009-08-14
CIK 885317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File Number: 1-11140

OPHTHALMIC IMAGING SYSTEMS
(Exact name of registrant as specified in its charter)

California	94-3035367
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

221 Lathrop Way, Suite I, Sacramento, CA 95815 (Address and zip code of principal executive offices)

(916) 646-2020 (Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of August 7, 2009, 26,500,059 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems

Condensed Consolidated Balance Sheets

(Unaudited)

Assets	June 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$5,506,541	$2,224,625
Accounts receivable, net	1,384,385	1,698,093
Receivables from related parties, net	85,157	500,365
Note receivable from related party, net	—	2,878,234
Inventories	825,147	1,206,733
Prepaid expenses and other current assets	209,515	233,418
Total current assets	8,010,745	8,741,468
Restricted cash	158,205	158,031
Furniture and equipment, net of accumulated depreciation of $853,908 and $763,240 respectively	328,129	409,280
Licensing agreement	—	273,808
Prepaid products, net	—	460,000
Capitalized imaging software, net of accumulated amortization of $84,118 and $0, respectively	420,593	504,711
Capitalized software development, net of accumulated amortization of $191,806 and $0, respectively	959,025	1,150,831
AcerMed asset purchase, net of accumulated amortization of $95,012 and $0, respectively	475,065	570,077
Prepaid financing	55,487	88,780
Other assets	106,807	267,723
Total assets	$10,514,056	$12,624,709

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$464,422	$831,980
Accounts payable – MediVision	13,144	—
Accrued liabilities	1,101,553	1,072,551
Deferred extended warranty revenue	1,944,874	1,910,824
Customer deposits	74,799	101,679
Notes payable- current portion	7,046	1,611,063
Total current liabilities	3,605,838	5,528,097

Noncurrent liabilities:
Line of credit	150,000	150,000
Notes payable, less current portion	1,389,742	500,159
Total liabilities	5,145,580	6,178,256

Stockholders’ equity:
Common stock, no par value, 35,000,000 shares authorized; 26,500,059 and 16,866,831 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	20,233,119	16,504,773
Additional paid-in-capital	307,136	966
Accumulated deficit	(15,171,779)	(10,059,286)
Total stockholders’ equity	5,368,476	6,446,453
Total liabilities and stockholders’ equity	$10,514,056	$12,624,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Sales - products	$1,695,603	$2,061,217	$3,020,626	$4,203,995
Cost of sales - products	779,565	968,364	1,469,895	2,001,548
Cost of sales - amortization	185,468	—	370,936	—
Gross profit - products	730,570	1,092,853	1,179,795	2,202,447

Sales – products to related parties	$122,125	$181,158	$241,205	$342,957
Cost of sales – products to related parties	77,087	104,311	142,569	206,782
Gross profit – products to related parties	45,038	76,847	98,636	136,175

Sales - service	$1,080,888	$920,623	$2,046,316	$1,763,737
Cost of sales - service	371,090	408,301	700,274	816,478
Gross profit - service	709,798	512,322	1,346,042	947,259

Net revenues	$2,898,616	$3,162,998	$5,308,147	$6,310,689
Cost of sales	1,413,201	1,480,976	2,683,674	3,024,808
Gross profit	1,485,406	1,682,022	2,624,473	3,285,881
Operating expenses:
Sales and marketing	868,080	1,000,534	1,772,236	1,944,543
General and administrative	659,884	562,000	1,170,907	1,085,015
Impairment reserve for bad debt related to the debt of MediVision	4,436,187	—	4,436,187	—
Research and development	596,442	83,235	1,121,318	79,567
Research and development – amortization expense	185,488	—	370,976	—
Research and development – related parties	33,116	454,143	294,014	894,788
Total operating expenses	6,593,709	2,099,912	8,794,662	4,003,913
Loss from operations	(5,108,303)	(417,890)	(6,170,189)	(718,032)
Other income – settlement	1,200,000	—	1,200,000	—
Interest and other expense, net	(95,741)	22,322	(139,651)	(10,901)
Loss from continuing operations before taxes	(4,004,044)	(395,568)	(5,109,840)	(728,933)
Income taxes	(500)	2,423	(2,653)	1,137

Net loss	$(4,004,544)	$(393,145)	$(5,112,493)	$(727,796)

Shares used in the calculation of basic and diluted net loss per share	17,501,989	16,866,831	17,184,410	16,866,831

Basic and diluted net loss per share (1)	$(0.23)	$(0.02)	$(0.30)	$(0.04)

(1)

The amount of anti-dilutive shares for the three months ended June 30, 2009 and 2008 were 503,318 and 14,480, respectively.
The amount of anti-dilutive shares for the six months ended June 30, 2009 and 2008 were 392,421 and 125,517, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2009	2008
Operating activities:
Net loss	$(5,112,493)	$(727,796)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	105,933	98,343
Loss on disposal of equipment	16,369	—
Amortization of AcerMed software license	95,012	—
Amortization of imaging software	84,118	—
Amortization of R&D – AcerMed software	191,806	—
Amortization of prepaid financing related to note payable	33,292	26,292
Stock based compensation expense	16,711	15,138
Discount related to note payable	57,832	(16,406)
Impairment of debt from MediVision	3,152,043	—
Net decrease in current assets other than cash and cash equivalents	719,198	193,705
Net decrease (increase) in accounts receivable – related parties	415,208	(96,622)
Net decrease in prepaid products	560,000	—
Net decrease (increase) in other assets	60,742	(10,443)
Net increase in accounts payable – related parties	13,144	—
Net decrease in current liabilities other than short-term borrowings	(331,389)	(530,234)
Net cash provided by (used in) operating activities	77,529	(1,048,023)

Investing activities:
Acquisition of furniture and equipment	(41,151)	(86,689)
Acquisition of patents	—	(848)
Acquisition of AcerMed software license	—	(479,262)
Development of imaging software	—	(217,901)
Development of R&D – AcerMed software	—	(518,584)
Net cash used in investing activities	(41,151)	(1,303,284)

Financing activities:
Principal payments on notes payable	(714,434)	—
Payments for financing fees	(40,000)	—
Advance to related parties	—	(1,099,640)
Proceeds from equity investment	3,999,972	—
Net cash provided by (used in) in financing activities	3,245,538	(1,099,640)

Net increase (decrease) in cash and equivalents	3,281,916	(3,450,947)

Cash and equivalents, beginning of the period	2,224,625	7,630,284

Cash and equivalents, end of the period	$5,506,541	$4,179,337

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Six Month Periods ended June 30, 2009 and 2008

(Unaudited)

Note 1	Related Party Transactions

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2009, condensed consolidated statements of operation for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2008 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the periods ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.  Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 2.	Net (Loss) Earnings Per Share

Basic (loss) earnings per share (“EPS”) is computed by dividing (loss) income available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other arrangements to issue common stock, such as stock options, warrants and convertible notes, result in the issuance of common stock, which shares in our earnings. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted EPS.

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2009	2008	2009	2008

Numerator for basic and diluted net loss per share	$(4,004,544)	$(393,145)	$(5,112,493)	$(727,796)

Denominator for basic and diluted net loss income per share:
Weighted average shares	17,501,989	16,866,831	17,184,410	16,866,831

Basic and diluted net loss per share	$(0.23)	$(0.02)	$(0.30)	$(0.04)

The amount of antidilutive shares for the three months ended June 30, 2009 and 2008 are 503,318 and 14,480, respectively. The amount of antidilutive shares for the six months ended June 30, 2009 and 2008 are 392,421 and 125,517, respectively.

Note 3.	Related Party Transactions

U.M. AccelMed, Limited Partnership

U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”), is our largest shareholder with 9,633,228 shares of our common stock or 36.4%. AccelMed acquired these shares on June 24, 2009, pursuant to a Purchase Agreement (as described below).

On June 24, 2009, we entered into a Purchase Agreement with AccelMed. Pursuant to the terms of the Purchase Agreement, we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the first installment (the “1st Installment”), under which issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.

The 1st Installment Warrant entitles AccelMed to purchase 3,211,076 shares of our common stock at an exercise price of $1.00 per share. The 1st Installment Warrant expires on June 24, 2012.

On June 24, 2009, we also issued to the placement agent an option to purchase 123,500 shares of our common stock at an exercise price of $0.01 per share.  This option expires on June 24, 2012.  We recorded the fair value of this option using the Black-Scholes-Merton option valuation model, as a reduction in our common stock and an increase in additional paid-in-capital in the amount of $47,045.

MediVision Medical Imaging Ltd.

MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,380,843 shares of our common stock, or 35.4%. Prior to the completion of the 1st Installment, MediVision was our parent company with approximately 56% of our common stock outstanding.

Intercompany Transactions
Currently, we are parties to several agreements with MediVision, pursuant to which MediVision performs the following services:

Distributes our Winstation and Symphony Products in Europe, Africa, Israel and India. Products are sold to MediVision at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including MediVision. Below is the volume discount table for our distributors for 2009.

Annual amounts purchased		Discount
$0	- $ 199,999	0%
$200,000	- $ 299,999	10%
$300,000	- $ 399,999	20%
$400,000	- $ 499,999	30%
$500,000 and above		40%

During the three and six months ended June 30, 2009, MediVision purchased approximately $98,000 and $164,000, respectively. Sales to MediVision during the three and six months ended June 30, 2008 totaled approximately $136,000 and $240,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of our products.

Performs Research and Development. For research and development services, MediVision bills us, on a monthly basis, at cost plus 12%. These research and development services include direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses. During the three and six months ended June 30, 2009, we paid approximately $33,000 and $294,000, respectively, to MediVision for research and development services. During the three and six months ended June 30, 2008, we paid approximately $454,000 and $895,000, respectively, to MediVision for research and development services. Beginning March 2009, MediVision no longer provides us with these services.

Asset Purchase Agreement

On June 24, 2009, we entered into an Asset Purchase Agreement (“APA”) with MediVision to purchase substantially all the assets of MediVision, including, among other things, certain agreements under which MediVision agreed to act as distributor and perform certain services (the “Purchased Agreements”), a 63% ownership interest in CCS Pawlowski GmbH, its business as conducted in Belgium (the “Belgium Activities”), rights to intellectual property, accounts receivable, and certain property, plant and equipment. As payment for such assets, we agreed to assume certain liabilities, including, among other things, a bank loan outstanding with Mizrahi Tefahot Bank Ltd. (the “United Mizrahi Bank”) in an amount not to exceed $1,500,000, to which we are currently a guarantor, all intercompany indebtedness owed to us with a principal amount not to exceed $4,200,000, liabilities associated with the Purchased Agreements, the Belgium Activities, and the acquired assets on and after the Closing Date, and certain taxes. The transaction, as contemplated in the Asset Purchase Agreement, must be completed on a date as determined by the parties, in any event, no later than October 22, 2009 (the “Termination Date”). The Asset Purchase Agreement may be terminated by (1) the election of the parties, if the asset purchase is not completed by the Termination Date, (2) mutual consent of the parties, (3) order of a government body, and (4) either party upon the other party’s material violation of its obligations thereunder. If the transaction is not completed by October 22, 2009 (120 days from the date of the Asset Purchase Agreement), we are entitled to the all of the shares held pursuant to the Escrow Agreement.  The APA is signed, but not closed, as of August 7, 2009.

Escrow Agreement

Pursuant to the terms of the APA and an Escrow Agreement (the “Escrow Agreement”) between us, MediVision and Stephen L. Davis, Esq. dated June 24, 2009, MediVision deposited 3,793,452 shares of our common stock into escrow and, subject to the status of certain indebtedness of MediVision, agreed to deposit an additional 2,000,000 shares of our common stock on the closing date of the APA. If MediVision fails to make certain indemnification payments under the APA or make certain payments in connection with outstanding indebtedness as specified under the Asset Purchase Agreement, the shares of our common stock held in escrow will be distributed to us or sold and the proceeds thereof distributed to us. The foregoing shares of our common stock will be held in escrow until the earlier of (i) the termination of the Asset Purchase Agreement or (ii) the later of (a) the second anniversary of the closing date of the Asset Purchase Agreement or (b) the satisfaction and discharge of the $1,800,000 claim made by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor to MediVision.  Upon such event, the shares that are undisputed and remaining in escrow will be returned to MediVision.

MediVision previously used the 3,793,452 shares already deposited in escrow as collateral to secure certain notes outstanding (see “Loans” below) in the aggregate amount of $3,602,379 and to induce to guarantee its loan with United Mizrahi Bank (see “Guarantee” below). However, upon signing the Escrow Agreement and APA, MediVision and United Mizrahi Bank agreed to release these shares from such notes, so that they may be used to secure the transactions contemplated by the APA.

Guarantee

In 2005, we entered into a Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guaranteed the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank up to $2,000,000. The Debenture is secured by a first lien on all of our assets.

On June 24, 2009, pursuant to the Purchase Agreement, we entered into a letter agreement (the “Letter Agreement”) with United Mizrahi Bank. Under the Letter Agreement, we agreed, that upon consummation of the transactions contemplated in the APA, we will assume MediVision’s loan with United Mizrahi Bank in an aggregate amount of $1,484,706 (the “New Loan”). The New Loan accrues interest at a rate equal to LIBOR plus 4.75%. Principal payments are required to be made in 18 equal monthly installments beginning January 31, 2011. However, if we do not receive at least $1,000,000 upon consummation of the 2nd Installment by June 30, 2010, we may elect to: (i) make principal payments of $60,000 per month beginning July 31, 2010 and ending December 31, 2010, with the remaining principal payments made in 18 equal monthly installments; under this option, we agreed to maintain a cash balance of at least $1,000,000 (decreasing based on the New Loan balance), 50% of which must be on deposit with United Mizrahi Bank or (ii) make principal payments in 18 equal monthly installments beginning January 31, 2011; under this option, we agreed to maintain a cash balance of at least $1,500,000 (decreasing based on the New Loan balance), 50% of which must be on deposit with United Mizrahi Bank. Within 14 days from the date of the Purchase Agreement, we agreed to deposit $750,000 cash in a bank account with United Mizrahi Bank with such balance to be maintained until June 30, 2010, and at least $375,000 thereafter. We are also subject to a debt covenant, whereby our cash plus accounts receivable must be at least 150% of the principal and interest outstanding under the New Loan. Notwithstanding the foregoing, if we make a principal payment to United Mizrahi Bank in 2010 in an amount greater than our earnings before interest, taxes and amortization (“EBITDA”) for the year ended December 31, 2010, then within three business days after the filing, with the Securities and Exchange Commission, our audited financial statements for the year ended December 31, 2010, we will issue shares of our common stock to AccelMed, without payment of any further consideration by AccelMed, in an amount equal to the amount of principal payments made to United Mizrahi Bank less EBITDA divided by 0.41522.

We will also issue to United Mizrahi Bank a warrant to purchase 350,000 shares of our common stock at an exercise price of $1.00 which will expire June 24, 2012. Upon the occurrence of an “exit” event (to be defined in the warrant), United Mizrahi Bank may elect to a one time payment of $225,000 instead of the warrant.

Loans

Pursuant to the License and Distribution Agreement, as amended, dated June 28, 2006, we agreed to loan MediVision up to $1,600,000 in principal for engineering the Electro-Optical Unit. The loan incurred interest of 8% per annum and repayment will commence on May 1, 2010. As of the signing of the APA, interest stopped accruing on this loan. Repayments will be made in 36 equal payments, payable on the first of each month. The monthly payment will be calculated based on the amount of principal outstanding on April 30, 2010. Upon a default under the License and Distribution Agreement, as amended, or the related promissory note or security agreement, the principal and interest outstanding on the loan will become immediately due and payable. If MediVision defaults on its repayment obligation, we have the option to receive a portion of MediVision’s ownership interest in any patent rights relating to the Electro-Optical Unit. The largest aggregate amount of principal outstanding under this License and Distribution Agreement during the quarter ended June 30, 2009 and as of August 7, 2009 was $1,600,000. MediVision did not make any payments on the principal or interest outstanding during fiscal 2008 or the six months ended June 30, 2009.

On January 30, 2008, we entered into a Loan and Security Agreement with MediVision whereby we agreed to lend to MediVision up to $200,000 upon their request for working capital. From January 30, 2008 through December 31, 2008, we entered into a series of addendums to the Loan and Security Agreement to provide additional financing for working capital. As of December 31, 2008, we agreed to loan MediVision up to $1,200,000 of principal. The interest on this note accrued at 8% per annum and is secured by MediVision’s shares in our common stock. As of the signing of the APA, interest stopped accruing on this loan. The largest aggregate amount of principal outstanding under this Loan and Security Agreement during the quarter ended June 30, 2009 and as of August 7, 2009 was $1,200,000.

As of June 30, 2009, MediVision and OIS both owe $347,504 of interest to the other party. Interest is no longer accruing on any outstanding balances.

As of June 30, 2009, we have accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively. We also have a balance of $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit. We also paid $273,808 for exclusivity rights to sell the Electro-optical Unit in the U.S. Based upon revised estimates and the timing of the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management has decided to include the aggregate balance of the accounts and notes receivable, prepaid assets and the exclusivity rights relating to MediVision as an allowance for doubtful accounts offsetting each account and thus, recording an impairment expense for the same amount.

Previously, based upon certain financial valuations, management believed that the pledged assets (including patent rights associated with the Electro-optical Unit, a 63% ownership interest in CCS and shares of our common stock owned by MediVision) securing the notes receivable were worth more than the value of the debt. However, such valuations were made based on the assumption that the Electro-optical Unit, currently in the development stage, would be marketable by 2009 or 2010.

During the quarter ended June 30, 2009, we determined that MediVision, with a deficit of funds, would have serious difficulties repaying the accounts and notes receivable. At the same time, we agreed in the SPA, that the funds from the 1st and 2nd Installments must be used to focus on existing and future products, rather than continuing to fund the development of the electro-optical unit through the end of 2010. Thus, the discounted cash flow projections concerning the sales of the Electro-optical Unit for 2009, 2010 and 2011 are zero. Based upon the foregoing, management has reserved for this debt in the amount of $4,436,187.

Relationships

Gil Allon (our Chief Executive Officer), together with Noam Allon, President and Chief Executive Officer of MediVision, Gil Allon’s brother and a former director of OIS own 20.31% of MediVision’s ordinary shares. Ariel Shenhar (our Chief Financial Officer), together with Yuval Shenhar, his brother, own 1.06% of MediVision’s ordinary shares.

CCS Pawlowski GmbH
CCS Pawlowski GmbH, a German corporation (“CCS”), is a subsidiary of MediVision, which owns 63% of CCS’ ownership interests.

Currently, CCS is our exclusive distributor of certain of our products in Germany and Austria. Products are sold to CCS at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including CCS. Below is the volume discount table for our distributors for 2009.

Annual amounts purchased		Discount
$0	- $ 199,999	0%
$200,000	- $ 299,999	10%
$300,000	- $ 399,999	20%
$400,000	- $ 499,999	30%
$500,000 and above		40%

During the three and six months ended June 30, 2009, we sold products to CCS of approximately $24,000 and $77,000. During the three and six months ended June 30, 2008, we sold products to CCS of approximately $45,000 and $103,000. At June 30, 2009, we had approximately $85,000 of amounts due from CCS, as compared to $44,000 due from CCS at June 30, 2008.

MediStrategy, Ltd.

In January 2004, we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon. Under the terms of the agreement, MS provides business services to us primarily in the field in ophthalmology, which includes forming business relationships, identifying potential mergers and acquisitions, identifying and analyzing new complementary lines of business and finding potential business opportunities. All services provided by MS are performed solely by Noam Allon. In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid an annual performance bonus of up to $10,000 upon achievement of goals specified under the terms of the services agreement as determined by MS, Noam Allon, and our Chairman of the Board. During 2008, MS earned fees of $48,000. These fees have been accrued, but not paid, as of August 7, 2009. As of January 1, 2009, we agreed to pay MS a monthly sum of $1,600. During the six months ended June 30, 2009, MS earned fees of $9,600. These fees have been accrued, but not paid as of August 7, 2009.

Note 4.	Share-based Compensation

At June 30, 2009, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. The majority of options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

On March 18, 2009, our board of directors approved the 2009 stock option plan, subject to the approval of our shareholders. Our shareholders approved the 2009 stock option plan on May 13, 2009.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,272,000	$0.72	5.64	--
Granted	717,500	$0.16	9.53	$208,075
Exercised	--	--	--	--
Forfeited/Expired	(346,833)	$0.64	--	--
Outstanding at June 30, 2009	2,642,667	$0.58	5.60	--
Exercisable at June 30, 2009	1,929,084	$0.58	4.36	--

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

We recorded an incremental expense of $7,651 and $16,711 for stock-based compensation during the three and six months ended June 30, 2009.

As of June 30, 2009, we had $27,224 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2010. The total fair value of options vested during the three and six months ended June 30, 2009 was $7,651 and $16,711.

In calculating compensation related to stock option grants for the three and six months ended June 30, 2009, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 58.25%, risk-free interest rate of 2.52%, and expected term of 10 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

Abraxas Medical Solutions (“Abraxas”)

On January 1, 2008, we granted Mike Bina, the President of Abraxas, options to purchase 212,933 shares of Abraxas common stock. The options are exercisable at $0.01 per share, expire on January 1, 2018, and vest beginning January 1, 2008, semi-annually over three years as follows: 20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%. These options are still outstanding.

On January 1, 2008, we granted Ali Zarazvand, the Chief Technology Officer of Abraxas, options to purchase 109,693 shares of Abraxas common stock. The options are exercisable at $0.01 per share, expire on January 1, 2018, and vest beginning January 1, 2008, semi-annually over three years as follows: 20%, 20%, 17.5%, 17.5%, 12.5% and 12.5%. These options are still outstanding.

Together Messrs. Bina and Zarazvand were granted options to purchase an aggregate of 322,626 shares of common stock of Abraxas, which currently represents 25% of the shares outstanding.

These options were determined to have no fair value at the time of grant.

Note 5.

Convertible Notes

Pursuant to an Extension Agreement between us, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders"), with respect to the 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which are convertible into shares of our common stock and which were issued to the Holders in October 2007, the Holders agreed to extend the principal payments due thereon for 18 months, such that the next principal payment with respect to the Notes will be due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011. As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to purchase an aggregate of 500,000 shares of our common stock. These New Warrants have an exercise price of $1 per share and expire on June 24, 2012.

Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement, the conversion and exercise prices changed from $1.64 to $1.1375 per share for the Notes and $1.87 to $1.2970 per share for the Warrants. Based on these changes, as of June 30, 2009, the Holders may receive up to an additional 431,700 and 272,421 shares of common stock under the Notes and Warrants, respectively.

According to EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. This means that an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the model under Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

The impact of this adjustment to our 2009 financial statements to date is an increase to interest expense of $35,162, an increase to the discount on the Notes of $23,446 and an increase to additional paid-in-capital of $57,834.

Note 6.	Warranty Obligations

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended June 30,		Unaudited Six Months Ended June 30,
	2009	2008	2009	2008
Warranty balance at beginning of period	$77,250	$109,187	$67,000	$128,250
Reductions for warranty services provided	(36,925)	(43,063)	(59,425)	(82,126)
Changes for accruals in current period	43,100	40,000	75,850	60,000

Warranty balance at end of period	$83,425	$106,124	$83,425	$106,124

Note 7.	Segment Reporting

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

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the three and six months ended June 30, 2009.

Results of Operations Selected Financial Data-

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Statement of Income:
Net revenues:
OIS	$2,418,331	$3,095,735	$4,699,800	$6,201,290
Abraxas	480,285	67,263	608,347	109,400

Gross profit:
OIS	1,358,684	1,720,434	2,637,399	3,381,761
Abraxas	(126,722)	(38,412)	(12,926)	(95,879)

Operating Loss:
OIS	(4,709,443)	(238,623)	(5,055,769)	(351,701)
Abraxas	(398,860)	(178,927)	(1,114,420)	(366,330)

Loss from operations (consolidated):	$(5,108,303)	$(393,145)	$(6,170,189)	$(727,796)

Balance Sheet:	As of June 30, 2009	As of June 30, 2008

Assets:
OIS	$8,635,023	$13,631,130
Abraxas	1,879,033	1,269,141

Liabilities:
OIS	4,829,893	5,997,652
Abraxas	315,686	204,589

Stockholders’ Equity:
OIS	6,962,622	9,084,993
Abraxas	$(1,594,145)	$(386,963)

Note 8.	Other Income - Settlement

On May 3, 2009, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) by and among us, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC (collectively “Defendants”). Mr. Verdooner was formerly our president. Pursuant to the Settlement Agreement, we received a cash settlement of $1,200,000 on May 13, 2009.  (For more details of the Settlement Agreement, see Part II. Other Information, Item 1. Legal Proceedings.)

Note 9.	Subsequent Events

We evaluated subsequent events for potential recognition and/or disclosure through August 14, 2009, the date the consolidated financial statements were issued.

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

Overview

To date, we have designed, developed, manufactured and marketed ophthalmic digital imaging systems and informatics solutions, including Electronic Medical Records (“OIS EMR”) and Practice Management (“OIS PM”) software, and have derived substantially all of our revenues from the sale of such products. The primary target market for our digital angiography systems and informatics solutions has been retinal specialists and general ophthalmologists. Through our subsidiary, Abraxas, we design, develop and market EMR and PM software to be sold to the following ambulatory-care specialties: OB/GYN, orthopedics and primary care.

At June 30, 2009, we had stockholders’ equity of $5,368,476 and our current assets exceeded our current liabilities by $4,404,907.

The following discussion should be read together with the unaudited interim financial statements and the notes thereto which are set forth in Item 1, “Financial Statements (unaudited).” In the opinion of management, the unaudited interim period financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the results of the periods. There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues, or profitability in the future.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The information contained in the financial statements is, to a significant extent, based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

We re-evaluate our estimates and assumptions used in our financials on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot definitively determine whether our assumptions and estimates will change in the future. Based on history, however, it is likely that there will be changes in some of our estimates and assumptions.

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

Revenue for products are recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, we concluded that consideration received from our customer agreements are reliably measurable because the amount of the consideration is fixed and no specific refund rights are included in the arrangement. We defer 100% of the revenue from sales shipped during the period that we believe may be uncollectible.

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

Tax Provision

Deferred taxes are calculated using the liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In 2009, the general warranty reserve increased from $67,000 to $83,425 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

In 2008, the general warranty reserve decreased from $128,250 to $67,000 due to the decrease in product shipments and the amount of replacements, repairs or upgrades performed.

Securities Purchase Agreement

On June 24, 2009, we entered into a Purchase Agreement (“Purchase Agreement”) with U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”). Pursuant to the terms of the Purchase Agreement, we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. For the first installment (the “1st Installment”), completed on June 24, 2009, we issued and sold to AccelMed 9,633,228 shares of our common stock and a warrant to purchase up to 3,211,076 shares at an exercise price of $1.00 per share of our common stock, for an aggregate purchase price of $3,999,972. The 1st Installment was completed on June 24, 2009, the date of the Purchase Agreement (the “1st Installment Closing Date”).

According to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, contracts that require net-cash settlement are assets or liabilities and contracts that require settlement in shares are equity instruments. Contracts that require that a company deliver shares as part of a physical settlement or a net-share settlement should be initially measured at fair value and reported in permanent equity. Subsequent changes in fair value should not be recognized as long as the contracts continue to be classified as equity. This Purchase Agreement required that we deliver shares as part of a physical settlement, thus, we classified this Purchase Agreement as a permanent equity transaction.

The 1st Installment was recorded as an increase in cash and equity of $3,999,972. We treated the warrants issued in the 1st Installment as a reduction to our common stock and an increase to additional paid-in-capital.

In connection with the 1st Installment, we issued 123,500 options at an exercise price of $0.01 per share to the placement agent in this transaction as compensation. These options expire on June 24, 2012. We recorded the fair value of the options, using the Black-Scholes-Merton option valuation model, as a reduction in our common stock and an increase in additional paid-in-capital in the amount of $47,045.

Convertible Debt and Warrants

On October 29, 2007, we issued warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. These warrants expire on December 10, 2012. We had an additional 313,000 warrants with exercise prices ranging between $1.40 and $1.83 per share that expired on April 27, 2009.

There were 616,671 warrants outstanding and exercisable as of June 30, 2009 with a weighted average remaining contractual life of 3.45 years, a weighted average exercise price of $1.87. There is no intrinsic value of warrants outstanding at June 30, 2009.

On June 24, 2009, we entered into an Extension Agreement (the “Extension Agreement”) by and between us, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”). Pursuant to the terms of the Extension Agreement, with respect to the 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which are convertible into shares of our common stock and which were issued to the Holders in October 2007, the Holders agreed to extend the principal payments due thereon for 18 months, such that the next principal payment with respect to the Notes will be due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011. As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to purchase an aggregate of 500,000 shares of our common stock. These New Warrants have an exercise price of $1 per share and expire on June 24, 2012.

Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement, the conversion and exercise prices changed from $1.64 to $1.1375 per share for the Notes and $1.87 to $1.2970 per share for the Warrants. Based on these changes, as of June 30, 2009, the Holders may receive up to an additional 431,700 and 272,421 shares of common stock under the Notes and Warrants, respectively.

According to EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. This means that an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the model under Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios, should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option. We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

The impact of this adjustment to our 2009 financial statements to date is an increase to interest expense of $35,162, an increase to the discount on the Notes of $23,446 and an increase to additional paid-in-capital of $57,834.

Software Capitalization

We capitalize software development costs in accordance with applicable accounting rules and regulations, including Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”).

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court. SFAS 86 requires that purchased computer software to be sold, leased or otherwise marketed must be capitalized when the software is acquired. This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077. During the first three months of 2009, we began to sell this software, and in accordance with SFAS 86, we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years. Our EMR and PM software was amortized during the three and six months ended June 30, 2009 by $47,506 and $95,012, respectively.

In accordance with SFAS 86, we also capitalized the development costs incurred to prepare this software for sale. Pursuant to SFAS 86, development costs are to be capitalized once technological feasibility is established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831. During the first three months of 2009, we began to sell this software, and in accordance with SFAS 86, we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three and six months ended June 30, 2009 was $95,903 and $191,806, respectively.

In 2008, we also capitalized the costs associated with the development of a web-based software. According to SFAS 86, technological feasibility is established upon completion of a detailed program design of the finished product or, in its absence, upon completion of a working model. We had both a working prototype and a program design of the finished product at the time and therefore, we capitalized $504,711 of costs incurred in connection with the development of this software. During the first three months of 2009, we began to sell this software, and in accordance with SFAS 86, we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years. The amount of this asset that was amortized during the three and six months ended June 30, 2009 was $42,059 and $84,118, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of OIS and Abraxas Medical Solutions, Inc., a Delaware, corporation (“Abraxas”), and OIS Global, an Israeli corporation (“OIS Global”), both wholly-owned subsidiaries of OIS. All significant intercompany balances and transactions have been eliminated in consolidation.

Abraxas Medical Solutions, Inc.

Abraxas primarily markets comprehensive and advanced Electronic Medical Records (EMR) and Practice Management (PM) software solutions to a wide range of medical practices, from sole practitioners to multi-site, multi-specialty group practices nationwide. These software applications are used to automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done, for example, using a wireless computer pen tablet at the point of care.

OIS Global

OIS Global primarily performs research and development for certain projects. Its employees include several former research and development employees of MediVision, thereby, these employees are continuing certain research and development projects previously overseen by MediVision.

New Accounting Pronouncements

Financial Accounting Pronouncement SFAS 165

On June 30, 2009, we adopted Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 did not have a material impact on our consolidated financial statements.

Financial Accounting Pronouncement SFAS 160

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of SFAS 160 had no impact on our consolidated financial statements.

Financial Accounting Pronouncement SFAS 167

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 will become effective on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on our consolidated financial statements.

Financial Accounting Pronouncement FAS 168

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 amends Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. FASB No. 168 is effective for our interim period beginning July 1, 2009. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

Financial Accounting Pronouncement FAS 142-3

In April 2008, the FASB issued Financial Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. FSP No. FAS 142-3 is effective for our fiscal year beginning January 1, 2009. The adoption of FSP No. FAS 142-3 did not have a material impact on our consolidated financial statements.

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

For the fiscal year ended December 31, 2007 and the three and six months ended June 30, 2008 we have expensed $527,327, $144,488 and $201,339 of merger-related costs that were capitalized for comparative purposes, respectively. The effect of these adjustments to our consolidated financial statements for the three and six months ended June 30, 2008 is shown below:

	Three months ended June 30, 2008	Three months ended June 30, 2008 Revised For SFAS 141(R)	Six months ended June 30, 2008	Six months ended June 30, 2008 Revised For SFAS 141(R)
Statement of Operations:
Net revenues	$3,162,998	$3,162,998	$6,310,689	$6,310,689
Cost of sales	1,480,976	1,480,976	3,024,808	3,024,808
Gross profit	$1,682,022	$1,682,022	$3,285,881	$3,285,881
Total operating expenses	1,955,423	2,099,912	3,802,574	4,003,913
Net loss	$(248,656)	$(393,145)	$(526,457)	$(727,796)
Basic loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Balance Sheet:
Total Assets	$15,628,937	$14,900,271
Total Liabilities	$6,202,241	$6,202,241
Total Stockholders’ Equity	$9,426,696	$8,698,030
Total Liabilities and Stockholders’ Equity	$15,628,937	$14,900,271

Results of Operations

Revenues

Our revenues for the three months ended June 30, 2009 were $2,898,616, representing an 8% decrease from revenues of $3,162,998 for the three months ended June 30, 2008. The decrease in revenues is due to a decrease of product sales in the three months ended June 30, 2009 of approximately $425,000 and an increase in service revenue of approximately $160,000. Our revenues for the six months ended June 30, 2009 were $5,308,147, representing a 16% decrease from revenues of $6,310,689 for the six months ended June 30, 2008. The decrease in revenues is due to a decrease of product sales in the six months ended June 30, 2009 of approximately $1,158,000 and an increase in service revenue of approximately $155,000.

Product sales accounted for approximately 63% and 71% of our revenues for the three months ended June 30, 2009 and June 30, 2008, respectively. Service revenues for these products accounted for approximately 37% and 29% of our revenue for the three months ended June 30, 2009 and June 30, 2008, respectively. Product sales accounted for approximately 63% and 72% of our revenue for the six months ended June 30, 2009 and June 30, 2008, respectively. Service revenues for these products accounted for approximately 37% and 28% of our revenue for the six months ended June 30, 2009 and June 30, 2008, respectively. The decrease in product revenue is primarily due to the decrease in sales of our Winstation systems and installation, personnel changes in our sales and marketing departments and changes in the global economy.

Revenues from sales of our products to related parties was $141,522 and $181,158 during the three month periods ended June 30, 2009 and 2008, respectively. Revenues from sales of our products to related parties was $260,602 and $342,957 during the six month periods ended June 30, 2009 and 2008, respectively.

Gross Margins

Gross margins were approximately 51% and 53% during the three month periods ended June 30, 2009 and 2008, respectively. Gross margins were approximately 49% and 52% during the six month periods ended June 30, 2009 and 2008, respectively.  Gross margins decreased primarily due to software and development costs which were previously capitalized and were then amortized during the three and six months ended June 30, 2009 in the amounts of $185,468 and $370,936, respectively. (For a more detailed explanation of the amortization of our capitalized software, see Software Capitalization under ‘Critical Accounting Policies’ above).

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 30% and 32% during the three months ended June 30, 2009 and 2008, respectively. Expenses decreased to $868,080 versus $1,000,534 during the three months ended June 30, 2009 and 2008, respectively, representing a decrease of $132,454 or 13%. This decrease was mainly due to the turnover and reduction of sales representatives and marketing personnel at OIS of $216,000, offset by the hiring of new sales representatives at Abraxas of $84,000.

Sales and marketing expenses accounted for approximately 33% of total revenues during the six months ended June 30, 2009 as compared to approximately 31% during the six months ended June 30, 2008. Expenses decreased to $1,772,236 during the six months ended June 30, 2009 versus $1,944,543 during the six months ended June 30, 2008, representing a decrease of $172,307 or 9%. This decrease was mainly due to the turnover and reduction of sales representatives and marketing personnel at OIS of $414,000, offset by the hiring of new sales representatives at Abraxas of $170,000 and an increase in tradeshows and advertising at Abraxas of $73,000.

General and Administrative Expenses

General and administrative expenses were $659,884 and $562,000 in the three months ended June 30, 2009 and 2008, respectively, representing an increase of $97,884 or 17%. Such expenses accounted for approximately 23% and 18% of revenues during the three months ended June 30, 2009 and 2008, respectively. The increase was primarily due to the increase in bad debt expense related to customer receivables.

General and administrative expenses were $1,170,907 in the six months ended June 30, 2009 and $1,085,015 in the six months ended June 30, 2008, representing an increase of $85,892 or 8%. Such expenses accounted for approximately 22% and 17% of revenues during the six months ended June 30, 2009 and 2008, respectfully. The increase was primarily due to the increase in bad debt expense related to customer receivables.

Impairment Related to the Debt of MediVision

As of June 30, 2009, we had accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively. We also had a balance of $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit and had paid $273,808 for exclusivity rights to sell the Electro-optical Unit in the U.S. Based upon revised estimates and the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management has decided to include the aggregate balance of the accounts and notes receivable, prepaid assets and the exclusivity rights relating to MediVision as an allowance for doubtful accounts offsetting each respective account and thus, recording an impairment expense for the same amount. Impairment expense for the three and six months ended June 30, 2009 is $4,436,187.

Research and Development Expenses

Research and development expenses were $629,558 and $537,378 in the three months ended June 30, 2009 and 2008, respectively, representing an increase of $92,180 or 17%. Such expenses accounted for approximately 22% and 17% of revenues during the three months ended June 30, 2009 and 2008, respectively. During fiscal 2008, the research and development performed by Abraxas was capitalized.  During the three months ended June 30, 2008, we capitalized $318,501 of research and development expenses. This cost combined with the $537,378, brings us to a total cost of $855,879 for the three months ended June 30, 2008. Therefore, our research and development expenses between the quarters decreased by $226,321, or 26%. This decrease in expenses is primarily due to a decrease in research and development performed by MediVision of $421,027 offset by the increase in R&D performed by our subsidiaries of $246,521.

Research and development expenses were $1,415,332 and $974,355 in the six months ended June 30, 2009 and 2008, respectively, representing an increase of $440,977or 45%. Such expenses accounted for approximately 27% and 15% of revenues during the six months ended June 30, 2009 and 2008, respectively. We capitalized $548,739 of research and development expenses during the six months ended June 30, 2008. Together with the $974,355, we have total research and development expenses of $1,523,094 for the six months ended June 30, 2008. Therefore, our research and development expenses between the quarters decreased by $107,762, or 7%. This decrease is primarily due to a decrease in R&D performed by MediVision of $600,774, offset by an increase in R&D performed by our subsidiaries of $492,972.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Interest Expense and Other (Income), Net

Interest expense and other income for the three months ended June 30, 2009 and 2008 were $95,741 and ($22,322), respectively. The increase in expense is primarily due to the effective interest expense related to our financing agreement with The Tail Wind Fund and Solomon Strategic Holdings, Inc. of $25,696, the decrease in interest income of $17,022 due to a lower cash balances and lower interest rates, the decrease in interest income of $47,970 related to debt MediVision owes us, the increase in leasing fees of $9,784 and the negative impact of currency fluctuations of $11,601.

Interest expense and other income for the six months ended June 30, 2009 and 2008 were $139,651 and $10,901, respectively. This increase is primarily due to the effective interest expense related to our financing agreement with the Tail Wind Fund and Solomon Strategic Holdings, Inc. of $17,775, the decrease in interest income of $75,364 due to lower cash balances and lower interest rates, the increase in leasing fees of $14,830 and the negative impact of currency fluctuations of $18,507.

Other Income - Settlement

On May 3, 2009, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) by and between us, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC (collectively “Defendants”). Mr. Verdooner was formerly our president. Pursuant to the Settlement Agreement described further under “Legal Proceedings” below, we received a cash settlement of $1,200,000 on May 13, 2009.

Income Taxes

Income tax expense was $500 and $2,423 (benefit) during the three months ended June 30, 2009 and 2008, respectively. Income tax expense was $2,653 and $1,137 (benefit) during the six months ended June 30, 2009 and 2008, respectively.

We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net Loss

We recorded a net loss of $4,004,544 or $0.23 net loss per basic share and $393,145 or $0.02 net loss per basic share, for the quarters ended June 30, 2009 and 2008, respectively. We recorded net loss of $5,112,493 or $0.30 net loss per basic share and $727,796 or $0.04 net loss per basic share, for the six months ended June 30, 2009 and 2008, respectively.

Our net loss for the three months ended June 30, 2009 is mainly attributable to the impairment of debt related to accounts receivable, notes receivable, prepaid products and exclusivity rights from MediVision of an aggregate of $4,436,187, the amortization of research and development from the past of $185,468, offset by the settlement income received of $1,200,000. Our net loss for the six months ended June 30, 2009 is mainly attributable to impairment of debt related to accounts receivable, notes receivable, prepaid products and exclusivity rights from MediVision of $4,436,187, the amortization of research and development from the past of $370,936, offset by the settlement income received of $1,200,000.

Balance Sheet

Our assets decreased by $2,110,653 as of June 30, 2009 as compared to December 31, 2008. This decrease was primarily due to a decrease in accounts receivable and notes receivable from MediVision of $3,328,234, decrease in customer accounts receivable of $313,700, decrease in inventory of $381,586, decrease in exclusivity for the Electro-optical Unit from MediVision of $273,808, decrease in prepaid products from MediVision of $560,000, amortization of our EMR and PM software of $95,012, amortization of capitalized software development related to our EMR and PM software of $191,806, amortization of our web-based software of $84,118, offset by an increase in cash of $3,281,916

Our liabilities decreased by $1,032,676 as of June 30, 2009 as compared to December 31, 2008 primarily due to a decrease in accounts payable of $367,558 and a decrease in our notes payable of $714,434.

Our stockholders’ equity decreased by $1,077,977 as of June 30, 2009 as compared to December 31, 2008 primarily due to a net loss for the six months of $5,112,493, offset by an increase in common stock and additional paid-in-capital for all of the common stock, warrants and options issued and granted related to the financing transaction completed June 24, 2009 of $4,034,516.

Liquidity and Capital Resources

Our operating activities generated cash of $77,529 during the six months ended June 30, 2009 as compared to cash used of $1,048,023 in the six months ended June 30, 2008. The cash used in operations during the first six months of 2009 was principally from our net loss of $5,112,493, a decrease in accounts payable of $367,558, offset by an impairment related to the debt of MediVision of $3,152,043, a decrease in accounts receivable related to customers of $313,708, the decrease in inventory of $381,587, the decrease in debt from MediVision to OIS (receivables and prepaid products) of $975,208 and depreciation and amortization of $476,869. The decrease in accounts payable and inventory is due to the usage of a build up of inventory and lower than expected sales during the fourth quarter of 2008.

Cash used in investing activities was $41,151 during the six months ended June 30, 2009 as compared to cash used of $1,303,284 during the six months ended June 30, 2008. The cash used of $41,151 was due to the investment in capital equipment such as computers and software used internally. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

We generated cash in financing activities of $3,245,538 during the six months ended June 30, 2009 as compared to cash used of $1,099,640 during the six months ended June 30, 2008. The cash generated in financing activities during the six months ended June 30, 2009 was primarily from proceeds from an equity investment by AccelMed of $3,999,972, offset by principal payments on certain outstanding notes payable of $714,434.

On June 30, 2009, our cash and cash equivalents were $5,506,541. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and the continuation of the investment in Abraxas.

On June 24, 2009, we consummated the 1st Installment pursuant to the Purchase Agreement with AccelMed, whereby we received $3,999,972 for the issuance of 9,633,228 shares of our common stock and a warrant to purchase 3,211,076 shares of our common stock. (For more details on the Purchase Agreement, see Item 1. Financial Statements (unaudited), Notes to Condensed Consolidated Financial Statements, Note 3. Related Party Transactions, AccelMed, Purchase Agreement.)

The Purchase Agreement with AccelMed also contemplates a second installment (the “2nd Installment”), whereby we agreed to issue and sell to AccelMed, and AccelMed agreed to buy 3,581,089 shares of our common stock and a warrant to purchase up to an aggregate of 1,193,696 shares of our common stock, for an aggregate purchase price of $1,999,967. Subject to certain conditions set forth in the Purchase Agreement, which includes, without limitation, the achievement of certain financial milestones, the completion of the 2nd Installment will occur within 14 days of the date of our filing with the SEC of our Form 10-Q for the quarter ended March 31, 2010 or on a later date as may be agreed to in writing by the parties.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements will be available and, if available, can be obtained on terms favorable to us.

Trends

The current recession in the United States has negatively impacted our sales revenue in the three and six months ended June 30, 2009. Our sales have been affected by customers’, primarily physicians, hesitation to purchase capital equipment in the current economic climate. Other than this, we are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our financial condition, results from operations, or short or long-term liquidity.

Under the recently approved stimulus package, The American Recovery and Reinvestment Act of 2009, physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 in incentive payments, and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments. Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. We anticipate this legislation will have positive effects on our revenues as physicians adopt EMR software programs at higher rates than they do currently. We expect to see this positive trend in 2010 and beyond. OIS and Abraxas are both certified with a 2008 certification by the Commission for Healthcare Information Technology (CCHIT) in ambulatory EMR/HER software.

Off-Balance Sheet Arrangement

We have a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. The Debenture is secured by a first lien on all of our assets. Previously, MediVision pledged 1,451,795 shares of our common stock in order for us to secure the Debenture. However, upon signing the Escrow Agreement and the APA, we agreed to release these shares, so that they may be used to secure the transactions contemplated by the “APA” (defined in “Item 1. Financial Statements (unaudited), Notes to Condensed Consolidated Financial Statements, Note 3. Related Party Transactions, MediVision Medical Imaging Ltd., Asset Purchase Agreement”). These shares are currently held in escrow, awaiting completion of the transactions contemplated in the APA. The amount owed to United Mizrahi Bank by MediVision and secured by us as of June 30, 2009 was approximately $1,500,000. (For the details of the status of this guarantee upon completion of the APA, see “Item 1. Financial Statements (unaudited), Notes to Condensed Consolidated Financial Statements, Note 3. Related Party Transactions, MediVision Medical Imaging Ltd., Asset Purchase Agreement”)

ITEM 4T.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of June 30, 2009, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On May 3, 2009, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) by and between us, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC (collectively “Defendants”). Mr. Verdooner was formerly our president.

Pursuant to the Settlement Agreement, we agreed to dismiss, with prejudice, the lawsuit between us and the Defendants, whereby we alleged claims of breach of fiduciary duty, breach of implied contract, intentional interference with contractual relations, intentional interference with prospective economic advantage, violation of section 502 of the Penal Code of California, aiding and abetting breach of fiduciary duty, and aiding and abetting interference with contractual relations. We also agreed to release the Defendants from any claims that could have been brought in the foregoing lawsuit, whether known or unknown. The Defendants paid us the full amount of the settlement of $1,200,000 on May 13, 2009.

We and the Defendants entered into the Settlement Agreement to avoid the expense and uncertainty of litigation and without making any admission of liability or concession of wrongdoing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2009, we held an Annual Meeting of Shareholders where the following matters were voted upon and adopted by the votes indicated:

	For	Withheld	Against	Abstain or Broker Non-Vote
The election of six (6) individuals to serve as our Board of Directors until the next Annual Meeting of Shareholders and until their successors are elected and qualified;(1)
Gil Allon	15,670,924	405,077	-	790,830
Ariel Shenhar	15,691,971	384,030		790,830
Jonathan Phillips	15,691,971	384,030		790,830
William Greer	15,691,971	384,030		790,830
Eric Maurincomme	15,691,971	384,030		790,830
Uri Ram	15,691,971	384,030		790,830

The ratification the selection by the Board of Directors of Perry-Smith LLP to be the independent registered public accountants with respect to the audit of our financial statements for the fiscal year ended December 31, 2009; and	15,982,070	-	81,443	803,318

The approval and adoption of the 2009 stock option plan.	11,787,564	-	476,582	4,602,685

(1)	The following were elected to serve as directors at the Annual Meeting of Shareholders: Gil Allon, Ariel Shenhar, Jonathan Phillips, William Greer, Eric Maurincomme and Uri Ram.

ITEM 6.	EXHIBITS AND REPORTS

Exhibit No.	Description	Footnote

10.1	Confidential Settlement and Mutual Release Agreement dated May 3, 2009, by and between Ophthalmic Imaging Systems, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC	*
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2009	OPHTHALMIC IMAGING SYSTEMS

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar Chief Financial Officer (Principal Accounting and Financial Officer)