Form 10-Q
period 2009-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2009-11-16
CIK 885317

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

As of November 16, 2009, 26,500,059 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

-[We do this on EDGAR before filing.]

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems Condensed Consolidated Balance Sheets (Unaudited)

Assets	September 30, 2009	December 31, 2008
Current assets:
Cash and cash equivalents	$4,811,027	$2,224,625
Accounts receivable, net	2,585,400	1,698,093
Receivables from related parties, net	42,919	500,365
Note receivable from related party, net	-	2,878,234
Inventories	867,958	1,206,733
Prepaid expenses and other current assets	257,164	233,418
Total current assets	8,564,468	8,741,468

Restricted cash	158,209	158,031
Furniture and equipment, net of accumulated
depreciation of $906,720 and $763,240 respectively	349,362	409,280
Licensing agreement	-	273,808
Prepaid products, net	-	460,000
Capitalized imaging software, net of accumulated amortization of $126,177 and $0, respectively	378,534	504,711
Capitalized software development, net of accumulated amortization of $287,709 and $0, respectively	863,123	1,150,831
AcerMed asset purchase, net of accumulated amortization of $142,518 and $0, respectively	427,559	570,077
Prepaid financing	38,841	88,780
Other assets	106,806	267,723
Total assets	$10,886,902	$12,624,709

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$770,239	$831,980
Accounts payable – related party	33,774	-
Accrued liabilities	1,026,620	1,072,551
Deferred extended warranty revenue	1,858,443	1,910,824
Customer deposits	264,186	101,679
Notes payable- current portion	7,046	1,611,063
Total current liabilities	3,960,308	5,528,097

Noncurrent liabilities:
Line of credit	149,607	150,000
Notes payable, less current portion	1,368,676	500,159
Total liabilities	5,478,591	6,178,256

Stockholders' equity:
Common stock, no par value, 35,000,000 shares authorized;
26,500,059 and 16,866,831 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	20,174,957	16,504,773
Additional paid-in-capital	319,477	966
Accumulated deficit	(15,086,123)	(10,059,286)

Total stockholders' equity	5,408,311	6,446,453
Total liabilities and stockholders' equity	$10,886,902	$12,624,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Sales - products	$2,765,878	$2,065,569	$5,786,504	$6,269,564
Cost of sales - products	1,024,093	996,109	2,493,988	2,997,657
Cost of sales – amortization	185,468	-	556,404	-

Gross profit - products	1,556,317	1,069,460	2,736,112	3,271,907

Sales – products to related parties	97,287	$129,191	338,492	$472,148
Cost of sales – products to related parties	58,524	56,067	201,093	262,849
Gross profit – products to related parties	38,763	73,124	137,399	209,299

Sales - service	$1,070,018	$978,936	$3,116,334	$2,742,673
Cost of sales - service	386,113	355,084	1,086,387	1,171,562
Gross profit - service	683,905	623,852	2,029,947	1,571,111

Net revenues	$3,933,183	$3,173,696	$9,241,330	$9,484,385
Cost of sales	1,654,198	1,407,260	4,337,872	4,432,068
Gross profit	2,278,985	1,766,436	4,903,458	5,052,317
Operating expenses:
Sales and marketing	959,282	974,967	2,731,518	2,919,510
General and administrative	478,484	557,659	1,649,391	1,642,675
Impairment related to the debt of MediVision	-	-	4,436,187	-
Research and development	692,512	83,168	1,813,830	162,930
Research and development – related parties	-	522,973	294,014	1,417,566
Total operating expenses	2,130,278	2,138,767	10,924,940	6,142,681
Income (loss) from operations	148,707	(372,331)	(6,021,482)	(1,090,364)
Other income – settlement	-	-	1,200,000	-
Interest and other expense, net	(60,681)	(41,325)	(200,332)	(52,226)
Income (loss) before income taxes	88,026	(413,656)	(5,021,814)	(1,142,590)
Income taxes	(2,370)	(2,083)	(5,023)	(946)

Net income (loss)	$ 85,656	$ (415,739)	$ (5,026,837)	$ (1,143,536)

Shares used in the calculation of basic earnings (loss) per share	26,500,059	16,866,831	20,289,626	16,866,831
Basic earnings (loss) per share (1)	$ -	$(0.02)	$(0.25)	$(0.07)

(1) Diluted EPS for the three months ended September 30, 2009 is nil. The amount of anti-dilutive shares for the three months ended September 30, 2009 and 2008 are 744,762 and 14,360, respectively. The amount of anti-dilutive shares for the nine months ended September 30, 2009 and 2008 are 509,868 and 88,465, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
	2009	2008
Operating activities:
Net loss	$ (5,026,837)	$ (1,143,536)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	160,289	139,609
Loss (gain) on disposal of equipment	16,369	(2,113)
Amortization of AcerMed software license	142,518	-
Amortization of imaging software	126,177	-
Amortization of R&D – AcerMed software	287,709	-
Amortization of prepaid financing related to note payable	49,939	42,939
Stock based compensation expense	23,656	22,707
Discount related to note payable	70,174	(15,610)
Impairment of debt from MediVision	3,152,043	-
Net decrease (increase) in current assets other		-
than cash and cash equivalents	331,116	(228,574)
Net (increase) decrease in accounts receivable – customer	(887,307)	408,410
Net decrease (increase) in accounts receivable – related parties	441,359	(115,021)
Net decrease in prepaid products	560,000	-
Net decrease in other assets	60,736	132,000
Net increase in accounts payable – related parties	33,774	-
Net decrease in current liabilities other than short-term borrowings	2,455	(95,883)
Net cash used in operating activities	(455,830)	(855,072)

Investing activities:
Acquisition of furniture and equipment	(116,740)	(109,021)
Acquisition of patents	-	(14,740)
Acquisition of AcerMed software license	-	(479,262)
Development of imaging software	-	(377,268)
Software development capitalization	-	(833,560)
Other capitalized software investments	-	(107,537)
Net cash used in investing activities	(116,740)	(1,921,388)

Financing activities:
Principal payments on notes payable	(735,893)	(460,482)
Payments for financing fees	(105,107)	-
Advance to related parties	-	(1,207,634)
Proceeds from equity investment	3,999,972	-
Net cash provided by (used in) in financing activities	3,158,972	(1,668,116)
Net increase (decrease) in cash and equivalents	2,586,402	(4,444,576)
Cash and equivalents, beginning of the period	2,224,625	7,630,284
Cash and equivalents, end of the period	$ 4,811,027	$ 3,185,708

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three and Nine Month Periods ended September 30, 2009 and 2008

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2009, condensed consolidated statements of operation for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in Ophthalmic Imaging Systems’ (the “Company’s”) Annual Report for the year ended December 31, 2008 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the periods ended September 30, 2009 are not necessarily indicative of the operating results expected for the full year. Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 2.	Inventory

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories consist of the following:

	As of September 30, 2009	As of December 31, 2008
Raw materials	$287,274	$413,603
Work-in-process	257,104	267,552
Finished goods	323,580	525,578

	$867,958	$1,206,733

Note 3.	Net Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other arrangements to issue common stock, such as stock options, warrants and convertible notes, result in the issuance of common stock, which shares in our earnings. The treasury stock method is applied to determine the dilutive effect of stock options and warrants in computing diluted EPS.

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2009	2008	2009	2008

Numerator for basic and diluted net profit (loss) per share	$85,656	$(415,739)	$(5,026,837)	$(1,143,536)

Denominator for basic and diluted net profit (loss) income per share:
Weighted average shares	26,500,059	16,866,831	20,289,626	16,866,831

Basic and diluted net profit (loss) per share	$-	$(0.02)	$(0.25)	$(0.07)

Diluted EPS for the three months ended September 30, 2009 is $0.00. The amount of anti-dilutive shares for the three months ended September 30, 2009 and 2008 are 744,762 and 14,360, respectively. The amount of anti-dilutive shares for the nine months ended September 30, 2009 and 2008 are 509,868 and 88,465, respectively.

Note 4.	Related Party Transactions

U.M. Accelmed, Limited Partnership

U.M. Accelmed, Limited Partnership, an Israeli limited partnership (“Accelmed”), is our largest shareholder with 9,633,228 shares of our common stock or 36.4%. Accelmed acquired these shares on June 24, 2009 pursuant to a Purchase Agreement (as described below).

On June 24, 2009, we entered into a Purchase Agreement with Accelmed. Pursuant to the terms of the Purchase Agreement, we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the first installment (the “1st Installment”), under which issued to Accelmed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972. The 1st Installment Warrant entitles Accelmed to purchase 3,211,076 shares of our common stock at an exercise price of $1.00 per share. The 1st Installment Warrant expires on June 24, 2012. On this date, we also issued to the placement agent, an option to purchase 123,500 shares of our common stock at an exercise price of $0.01 per share. This option expires on June 24, 2012. For these options, we recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction in our common stock and an increase in additional paid-in-capital in the amount of $47,045. For the 2nd installment, we agreed to issue 3,581,089 shares of common stock and a warrant to purchase up to an aggregate of 1,193,696 shares of common stock, for an aggregate purchase price of $1,999,967. Subject to certain conditions, including, without limitation, the achievement of certain financial milestones, the completion of the 2nd Installment will occur within 14 days of the date of our filing with the SEC our Form 10-Q for the quarter ended March 31, 2010 or on a later date as may be agreed to in writing by the parties.

MediVision Medical Imaging Ltd.

MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,380,843 shares of our common stock, or 35.4%.

MediVision Asset Purchase

On June 24, 2009, we entered into an Asset Purchase Agreement (“APA”) with MediVision to purchase substantially all the assets of MediVision, which was completed on October 21, 2009 (the “MediVision Asset Purchase”). Such assets included the European operations which consisted of MediVision’s business as conducted by CCS Pawlowski GmbH (“CCS”), its branch office in Belgium (the “Belgium Activities”), certain agreements under which MediVision contracted with third parties for distribution and other services (the “Purchased Agreements”), and rights to intellectual property which resulted from MediVision’s research and development (“R&D”) activities performed in Israel. MediVision’s R&D staff was acquired by us in early 2009 when we hired all of MediVision’s R&D personnel and moved them to our offices in the United States and Israel. As payment for such assets, we agreed to assume a bank loan outstanding with Mizrahi Tefahot Bank Ltd. (the “United Mizrahi Bank”) in the amount of $1,500,000, to which we were previously a guarantor (For more details of the guaranty, see “Note 4. Related Party Transactions, MediVision Medical Imaging Ltd., United Mizrahi Bank Loan” below.), liabilities associated with the acquired assets on and after October 21, 2009, the closing date, and certain taxes, and extinguishment of all intercompany indebtedness owed to us with a principal amount of $4,178,622. At June 30, 2009, management determined the intercompany indebtedness owed to us by MediVision was impaired and recorded an allowance for doubtful accounts for the outstanding balance. As of September 30, 2009, these amounts were still determined to be impaired. In connection with the MediVision Asset Purchase, management wrote off the balance of intercompany indebtedness owed to us by MediVision, thus, eliminating the allowance for doubtful accounts.

The purchase price of the MediVision Asset Purchase was allocated to the assets acquired, liabilities assumed and noncontrolling interest in CCS using the relative fair values as determined by management at the acquisition date. Goodwill was computed as follows:

Fair Value of Assets Acquired:
Net financial assets	$163,000
Tangible assets	311,000
Intangible assets	692,000
Total Assets	1,166,000

Fair Value of Liabilities Assumed and Noncontrolling Interest
Debt to United Mizrahi Bank	(1,500,000)
Noncontrolling interest in CCS	(473,000)
Total Liabilities and Noncontrolling Interest	(1,973,000)

Goodwill Resulting from the Business Combination:	$807,000

The allocation of the purchase price to the fair value of the assets acquired, liabilities assumed, and noncontrolling interest is preliminary and subject to modification based on the determination of the final financial and tangible asset values.

In connection with the MediVision Asset Purchase, we recorded (1) financial assets of approximately $163,000 which represents cash , (2) tangible assets of approximately $311,000 which are primarily comprised of net accounts receivable, inventory and fixed assets (3) intangible assets of approximately $692,000 which are attributable to customer relationships and the Purchased Agreements related to the European operations of approximately $493,000 and intellectual property related to the Electro-optical Unit of approximately $199,000 which resulted from MediVision’s R&D activities performed in Israel. The intangible assets related to customer relationships and Purchased Agreements were valued on the date of acquisition at fair value and will be amortized over an estimated useful life of 8.2 years and will result in additional amortization expense of approximately $60,000 annually. The intangible asset related to the intellectual property related to the Electro-optical Unit which was valued on the date of the acquisition at fair value and will be amortized over its estimated useful life upon completion of the product and once sales commence. The Company will test this asset for impairment on an ongoing basis.

The fair value of the noncontrolling interest in CCS was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions include (1) a discount rate of 17% and (2) a terminal year long-term sustainable growth rate of 3%.

Goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge and the value of expected synergies and the noncontrolling interest holders. In connection with the MediVision Asset Purchase, we recorded $52,500 as an expense related to the MediVision Asset Purchase incurred during the nine months ended September 30, 2009.

We had recorded intercompany accounts and notes receivable due from MediVision of $450,000 and $3,180,675, respectively, prepaid product advances to MediVision of $560,000, which were in anticipation of the completion of the Electro-optical Unit, and $273,808 of exclusivity rights paid to MediVision to sell the Electro-optical Unit in the U.S. All such amounts were extinguished upon completion of the MediVision Asset Purchase. At June 30, 2009, management determined the intercompany indebtedness owed to us by MediVision was impaired and recorded an allowance for doubtful accounts for the outstanding balance. As of September 30, 2009, these amounts were still determined to be impaired. In connection with the MediVision Asset Purchase, management wrote off the balance of intercompany indebtedness owed to us by MediVision, thus, eliminating the allowance for doubtful accounts.

The following unaudited pro forma information, prepared in accordance with GAAP, presents the results of operations for the nine months ended September 30, 2009 and 2008 as if the acquisition had occurred on January 1, 2008. In preparing the pro forma financial information, various assumptions were made and therefore, we do not imply that the future results will be indicative of the following pro forma information:

	Nine Months ending September 30, 2009	Nine Months ending September 30, 2008
Sales	$9,806,116	$10,234,396
Net loss	(5,076,212)	(1,332,472)
Denominator for basic net loss per share:	20,289,626	16,866,831
Net loss per share—Basic (1)	$(0.25)	$(0.08)

(1) The amount of antidilutive shares for the nine months ended September 30, 2009 and 2008 are 509,868 and 88,465, respectively.

Escrow Agreement

Pursuant to the terms of the APA and an Escrow Agreement (the “Escrow Agreement”) between us, MediVision and Stephen L. Davis, Esq. dated June 24, 2009, MediVision deposited 5,793,452 shares (the “Escrow Shares”) of our common stock into escrow. If MediVision fails to make certain payments under the APA, the Escrow Shares will be distributed to us or sold and the proceeds thereof distributed to us. The agreement will terminate upon the later of (i) October 21, 2011 or (ii) the satisfaction and discharge of the $1,800,000 claim made by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor to MediVision.

United Mizrahi Bank Loan

In 2005, we entered into a Secured Debenture (the "Debenture") in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guaranteed the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank up to $2,000,000. The Debenture is secured by a first lien on all of our assets. On June 24, 2009, pursuant to the Purchase Agreement, we agreed, that upon consummation of the APA, to assume MediVision’s loan under the Debenture. On October 23, 2009, we entered into a Secured Debenture (the “Secured Debenture”) with United Mizrahi Bank. Under the Secured Debenture we agreed to assume MediVision’s loan under the Debenture in an amount of up to $1,500,000 (the “Loan Amount”). We also agreed to secure the Loan Amount by granting United Mizrahi Bank a security interest in all or substantially all of our assets. Under the Secured Debenture, United Mizrahi Bank may require the immediate payment of the entire Loan Amount upon the happening of certain events, which include among other things, our failure to make a payment on a due date or a breach or failure to perform its obligations pursuant to the Secured Debenture. Upon failure to make a payment, we must pay, within seven days, the amount demanded by United Mizrahi Bank.

The Loan Amount will accrue interest at a rate equal to LIBOR plus 4.75%. In addition, principal payments are required to be made in 18 equal monthly installments beginning January 31, 2011. However, if we do not receive at least $1,000,000 upon consummation of a second installment with Accelmed, by June 30, 2010, we may elect to: (i) make principal payments of $60,000 per month beginning July 31, 2010 and ending December 31, 2010, with the remaining principal payments made in 18 equal monthly installments; under this option, we must maintain a cash balance of at least $1,000,000 (decreasing based on the loan balance), 50% of which must be on deposit at United Mizrahi Bank or (ii) make principal payments in 18 equal monthly installments beginning January 31, 2011; under this option, we must maintain a cash balance of at least $1,500,000 (decreasing based on the loan balance), 50% of which must be on deposit at United Mizrahi Bank. As part of its agreement with United Mizrahi Bank, we agreed to deposit $750,000 cash in a bank account at United Mizrahi

Bank with such balance to be maintained until June 30, 2010. After June 30, 2010, we must maintain a balance of at least $375,000 in such bank account, as long as the loan remains outstanding. We are also subject to a debt covenant, whereby our cash plus accounts receivable must be at least 150% of the principal and interest outstanding under the loan.

The Purchase Agreement includes a covenant which deters the early payment of principal to United Mizrahi Bank in 2010. If during the year ended December 31, 2010, the aggregate amount of the principal payments that we make to United Mizrahi Bank exceeds our Earnings Before Interest, Taxes and Amortization (“EBITDA”) for the year ended December 31, 2010, then within three business days after we file our audited financial statements for the year ended December 31, 2010 with the Commission, we must issue to Accelmed, shares of our common stock in an amount equal to the aggregate amount of the principal payments made to United Mizrahi Bank during the year ended December 31, 2010 minus EBITDA divided by 0.41522. Such shares will be issued without receipt of any additional consideration from Accelmed. At this time, we are unable to determine if any such payment will be required and if required, the amount of such payment.

Warrant to United Mizrahi Bank

On October 23, 2009, inconnection with the assumption of the United Mizrahi loan, we issued to United Mizrahi Bank a warrant (the “Warrant”) to purchase 350,000 shares of our common stock at an exercise price of $1.00 which will expire upon the earlier of October 23, 2012 or twelve months following the completion of (1) a primary public offering of our common stock (a “Public Offering”) or (2) (a) the sale of all or substantially all of our assets or (b) the merger or consolidation of the Company with or into another entity, pursuant to which 50% of the Company’s outstanding common stock is held by person(s) who prior to the transaction held, in aggregate, less than 5% (together, a “Liquidity Event,” and together with a Public Offering, an “Exit Event”); provided however, if the underwriter in a Public Offering or the purchasing person(s) in a Liquidity Event require that all our outstanding warrants and options, including the Warrant be exercised prior to or part of the Public Offering or Liquidity Event, as applicable, then the Warrant will terminate, subject to certain notice requirements, upon completion of such transaction.

The exercise price of the Warrant is $1.00, subject to the happening of certain events, including, but not limited to, the payment of a stock dividend or a stock split. The Warrant also includes certain anti-dilution provisions if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula.

Upon or immediately prior to an Exit Transaction, United Mizrahi may elect to waive all or any portion of the rights under the Warrant for $225,000 (the “Alternative Payment”). If only a portion of the Warrant is waived or if the Warrant was partially exercised prior to the Exit Event, the Alternative Payment will be reduced proportionately. In connection with the issuance of the Warrant to United Mizrahi Bank, we recorded the fair value of the Warrant using the Black-Scholes-Merton valuation model as permanent equity as the Warrant was issued in relation to the Purchase Agreement. The total value of this warrant is approximately $40,138.

MediVision Loans and Advances

As of September 30, 2009, we had accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively, $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit and $273,808 that we paid to MediVision for exclusivity rights to sell the Electro-optical Unit in the U.S. As of June 30, 2009, based upon revised estimates and the timing of the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management decided to impair the aggregate balance of intercompany indebtedness and thus, recorded an allowance for doubtful accounts offsetting each account and thus, recording an impairment expense for the same amount. The impairment expense for the three and nine months ended September 30, 2009 was $4,436,187. As of September 30, 2009, intercompany indebtedness was still determined to be impaired. In connection with the MediVision Asset Purchase, management has written off the balance of intercompany indebtedness. In connection with the MediVision Asset Purchase, we received MediVision’s rights to the Electro-optical Unit. (For additional details on accounting for the acquisition of the Electro-optical Unit, see “Note 4. Related Party Transactions, MediVision Medical Imaging Ltd., MediVision Asset Purchase” above.)

As of September 30, 2009, MediVision and OIS both owe $347,504 of interest to the other party which is related to various lending relationships with one another. Interest is no longer accruing on these outstanding balances.

Intercompany Transactions

Until October 21, 2009, upon completion of the MediVision Asset Purchase, we were parties to several agreements with MediVision, pursuant to which MediVision performed the following services:

Distributed our Winstation and Symphony Products in Europe, Africa, Israel and India. Products were sold to MediVision at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including MediVision. Below is the volume discount table for our distributors for 2009.

Annual amounts purchased	Discount
$0 - $ 199,999	0%
$200,000 - $ 299,999	10%
$300,000 - $ 399,999	20%
$400,000 - $ 499,999	30%
$500,000 and above	40%

During the three and nine months ended September 30, 2009, MediVision purchased approximately $62,000 and $226,000, respectively. Sales to MediVision during the three and nine months ended September 30, 2008 totaled approximately $75,000 and $315,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of our products.

Performed Research and Development. Prior to July 2009, MediVision performed research and development services. MediVision billed us, on a monthly basis, at cost plus 12%. These research and development services include direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses. During the three and nine months ended September 30, 2009, we paid approximately $0 and $294,000, respectively, to MediVision for research and development services. During the three and nine months ended September 30, 2008, we paid approximately $523,000 and $1,418,000, respectively, to MediVision for research and development services.

Relationships

Gil Allon (our Chief Executive Officer), together with Noam Allon, President and Chief Executive Officer of MediVision, Gil Allon’s brother and a former director of OIS own 20.31% of MediVision’s ordinary shares. Ariel Shenhar (our Chief Financial Officer), together with Yuval Shenhar, his brother, own 1.06% of MediVision’s ordinary shares.

CCS Pawlowski GmbH

CCS Pawlowski GmbH, a German corporation (“CCS”), was a subsidiary of MediVision which owned 63% of CCS’ ownership interests. We acquired this ownership interest in the MediVision Asset Purchase. (For additional details, see “Note. 4. Related Party Transactions, MediVision Medical Imaging Ltd., MediVision Asset Purchase” above.)

During the nine months ending September 30, 2009, CCS was our exclusive distributor of certain of our products in Germany and Austria. Products were sold to CCS at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including CCS. Below is the volume discount table for our distributors for 2009.

Annual amounts purchased	Discount
$0 - $ 199,999	0%
$200,000 - $ 299,999	10%
$300,000 - $ 399,999	20%
$400,000 - $ 499,999	30%
$500,000 and above	40%

During the three and nine months ended September 30, 2009, we sold products to CCS of approximately $35,000 and $112,000. During the three and nine months ended September 30, 2008, we sold products to CCS of approximately $55,000 and $158,000. At September 30, 2009, we had approximately $43,000 of amounts due from CCS, as compared to $62,000 due from CCS at September 30, 2008.

MediStrategy, Ltd.

In January 2004, we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon. Under the terms of the agreement, MS provides business services to us primarily in the field in ophthalmology, which includes forming business relationships, identifying potential mergers and acquisitions, identifying and analyzing new complementary lines of business and finding potential business opportunities. All services provided by MS are performed solely by Noam Allon. In consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid an annual performance bonus of up to $10,000 upon achievement of goals specified under the terms of the services agreement as determined by MS, Noam Allon, and our Chairman of the Board. During 2008, MS earned fees of $48,000. These fees have been accrued, but not paid, as of November 16,2009. As of January 1, 2009, we agreed to pay MS a monthly sum of $1,600. During the nine months ended September 30, 2009, MS earned fees of $14,400. These fees have been accrued, but not paid as of November 16, 2009. Payment to MS is pending receipt of certain reports and invoices from the MS.

Note 5.

Share-based Compensation

At September 30, 2009, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. The majority of options granted under these agreements have a vesting period of three to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

On March 18, 2009, our board of directors approved the 2009 stock option plan, subject to the approval of our shareholders. Our shareholders approved the 2009 stock option plan on May 13, 2009.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2009 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	2,272,000	$0.72	5.64	--
Granted	717,500	$0.16	9.27	$279,825
Exercised	--	--	--	--
Forfeited/Expired	(346,833)	$0.64	--	--
Outstanding at September 30, 2009	2,642,667	$0.58	5.35	--
Exercisable at September 30, 2009	2,126,959	$0.55	4.11	--

We use the Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation. The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on our historical experience. Expected volatility is based upon the historical volatility of our stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. We use a dividend yield of zero in the Black-Scholes-Merton option valuation model as we do not anticipate paying cash dividends in the foreseeable future.

We recorded an incremental expense of $6,945 and $23,656 for stock-based compensation during the three and nine months ended September 30, 2009.

As of September 30, 2009, we had $19,579 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2010. The total fair value of options vested during the three and nine months ended September 30, 2009 was $6,945 and $23,656.

In calculating compensation related to stock option grants for the three and nine months ended September 30, 2009, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 51.73%, risk-free interest rate of 2.52%, and expected term of 10 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

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

Note 6.

Convertible Notes

Pursuant to an Extension Agreement, dated June 24, 2009, between us, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”), with respect to the 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which are convertible into shares of our common stock and which were issued to the Holders in October 2007, the Holders agreed to extend the principal payments due thereon for 18 months, such that the next principal payment with respect to the Notes will be due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011. As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to purchase an aggregate of 500,000 shares of our common stock. These New Warrants have an exercise price of $1.00 per share and expire on June 24, 2012.

Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement, the conversion and exercise prices changed from $1.64 to $1.1375 per share for the Notes and $1.87 to $1.2970 per share for the Warrants. Based on these changes, the Holders may receive up to an additional 431,700 and 272,421 shares of common stock under the Notes and Warrants, respectively.

We computed the intrinsic value ofthe effective conversion price based on the proceeds received for or allocated to the convertible instrument, if any, of the embedded conversion option. This means that we first allocated the proceeds received in this financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, we calculated the effective conversion used to measure the intrinsic value, if any, of the embedded conversion option based on the Black-Scholes-Merton option valuation model. We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

The impact of this adjustment to our 2009 financial statements to date is an increase to interest expense of $28,204, an increase to the discount on the Notes of $50,066 and an increase to additional paid-in-capital of $77,496.

Note 7.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended September 30,		Unaudited Nine Months Ended September 30,
	2009	2008	2009	2008
Warranty balance at beginning of period	$83,425	$106,124	$67,000	$128,250
Reductions for warranty services provided	(71,038)	(51,936)	(130,463)	(134,062)
Changes for accruals in current period	88,101	37,000	163,951	97,000

Warranty balance at end of period	$100,488	$91,188	$100,488	$91,188

Note 8.

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

We evaluate our reporting segments in accordance with According to FASB Accounting Standards Codification Topic 280, Segment Reporting (“Topic 280”). Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker as defined by Topic 280. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the three and nine months ended September 30, 2009.

Results of Operations

Selected Financial Data-

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Statement of Income:
Net revenues:
OIS	$ 3,575,554	$3,105,028	$8,275,354	$9,306,317
Abraxas	357,629	68,668	965,976	178,068

Gross profit:
OIS	2,260,581	1,805,367	4,897,980	5,187,127
Abraxas	18,404	(38,931)	5,478	(134,810)

Operating Loss:
OIS	653,666	(181,504)	(4,402,103)	(533,207)
Abraxas	(504,959)	(190,827)	(1,619,379)	(557,157)
Loss from operations (consolidated):	$148,707	$(372,331)	$ (6,021,482)	$(1,090,364)

Balance Sheet:	As of September 30, 2009	As of September 30, 2008
Assets:
OIS	$ 9,363,706	$12,926,804
Abraxas	1,523,196	1,539,959

Liabilities:
OIS	5,091,127	6,046,393
Abraxas	387,464	131,067
Stockholders’ Equity:
OIS	7,507,416	8,867,093
Abraxas	$(2,099,105)	$(577,790)

[This did not happen during the quarter ended September 30, 2009 and was already previously reported in the prior 10-Q both in the notes to the financial statements and the body of the 10-Q under Legal Proceedings.]

Note 9.

Subsequent Events:

As noted in Note 4, the Asset Purchase Agreement with MediVision was consummated after the quarter ending September 30, 2009 on October 21, 2009. (For additional details see Note 4. Related Party Transactions, MediVision Medical Imaging Ltd., MediVision Asset Purchase” above.)

We evaluated subsequent events for potential recognition and/or disclosure through November 16, 2009 the date the condensed consolidated financial statements (unaudited) were issued.

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

At September 30, 2009, we had stockholders’ equity of $5,408,311 and our current assets exceeded our current liabilities by $ 4,604,160.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. The information contained in the financial statements is, to a significant extent, based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

Revenue Recognition

Our revenue recognition policies are in compliance with applicable accounting rules and regulations including FASB Accounting Standards Codification Topic 985, Software and Topic 605 Revenue, Subtopic 25 Multiple-Element Arrangements. Under accounting forrevenue with multiple element arrangements, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

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

FASB Accounting Standards Codification Topic No. 740, Taxes, provides the accounting for uncertainty in income taxes recognized in a company’s financial statements. FASB Accounting Standards Codification Topic No. 740, Taxesalso prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FASB Accounting Standards Codification Topic No. 740, Taxes provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We apply FASB Accounting Standards Codification Topic No. 740, Taxes to all of our tax positions.

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

In 2009, the general warranty reserve increased from $67,000 to $100,488 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

In 2008, the general warranty reserve decreased from $122,250 to $67,000 due to the decrease in product shipments and the amount of replacements, repairs or upgrades performed.

Securities Purchase Agreement

On June 24, 2009, we entered into a Purchase Agreement (“Purchase Agreement”) with U.M. Accelmed, Limited Partnership, an Israeli limited partnership (“Accelmed”). Pursuant to the terms of the Purchase Agreement, as the first installment (the “1st Installment”), completed on June 24, 2009, we issued and sold to Accelmed 9,633,228 shares of our common stock and a warrant to purchase up to 3,211,076 shares at an exercise price of $1.00 per share of our common stock, for an aggregate purchase price of $3,999,972. This Purchase Agreement required that we deliver shares as part of a physical settlement, thus, we classified this Purchase Agreement as a permanent equity transaction.

The 1st Installment was recorded as an increase in cash and equity of $3,999,972. We treated the warrants issued in the 1st Installment as a reduction to our common stock and an increase to additional paid-in-capital. (For additional details, see Item 1. Financial Statements, Note. 4. Related Party Transactions, U.M. Accelmed, Limited Partnership).

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

There were 1,389,092 warrants outstanding and exercisable as of September 30, 2009 with a weighted average remaining contractual life of 3.03 years, a weighted average exercise price of $1.19. There is no intrinsic value of warrants outstanding at September 30, 2009. (For additional details, see Item 1. Financial Statements, Note. 6. Convertible Notes.)

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court. This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077. During the first three months of 2009, we began to sell this software, and we began to amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years. Our EMR and PM software was amortized during the three and nine months ended September 30, 2009 by $47,506 and $142,518, respectively.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831. During the first three months of 2009, we began to sell this software, and we began to amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years. The amount of this asset that was amortized during the three and nine months ended September 30, 2009 was $95,903 and $287,709, respectively.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years. The amount of this asset that was amortized during the three and nine months ended September 30, 2009 was $42,059 and $126,177, respectively.

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

FASB Accounting Standard Codification:

FASB Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a consensus of the FASB Emerging Issues Task Force, to amend guidance used to allocating and measuring revenues by an enterprise that sells or leases tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in the Update require that hardware components of a tangible product containing software elements always be excluded from the software revenue guidance. The Update provides additional guidance on how to determine which software, if any, related to the tangible products also would be excluded from the scope of the software revenue guidance. Accounting Standards Update No. 2009-14 will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of Accounting Standards Update No. 2009-14 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, to amend guidance which establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable revenue arrangement. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenues is based on entity-specific assumptions rather than assumptions of marketplace participation. In addition the amendment revises certain disclosure requirements. Accounting Standards Update No. 2009-13 will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of Accounting Standards Update No. 2009-14 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles.

In October 2009, the FASB issued Accounting Standards Update No. 2009-01, GenerallyAccepted Accounting Principles, to amend the FASB Accounting Standards Codification for the issuance of the FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. Rules and interpretive releases of the Security and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of Accounting Standards Update No. 2009-01will not have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification Topic 855, Subsequent Events

In June 30, 2009, we adopted Topic 855, Subsequent Events which is generally based on Financial Accounting Standard 165 Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Topic 855, Subsequent Events, sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of Topic 855, Subsequent Events, did not have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification Topic 810, Consolidation, Subtopic 10 Overall, Section 65, Transition Related to FASB Statement No. 160 Noncontrolling Interest in Consolidated Financial Statements – an amendment to ARB No.51.

Topic 810, Consolidation is based on Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51 which we adopted onJanuary 1, 2009. Topic 810 Consolidation establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Topic defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Topic 810, Consolidation, requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of Topic 810, Consolidation, will impact our consolidated financial results as related to the APA which closed on October 21, 2009. (For additional details, see Note 4, Related Party Transactions, MediVision Medical Imaging Ltd., MediVision Asset Purchase.)

FASB Accounting Standards Codification Topic 810, Consolidation

Topic 810 Consolidation, is generally based on Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46( R) which was issued in June 2009, which among other things requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Topic 810, Consolidation, will become effective on January 1, 2010. Management is currently evaluating the potential impact of this Topic on our consolidated Financial Statements.

FASB Accounting Standards Codification Topic 350, Intangibles -- Goodwill and Other

Topic 350, Intangibles – Goodwill and Other, is generally based on Financial Staff Position (“FSP) 142-3 Determination of the Useful Life of Intangible Asset, which was issued by the FASB in April 2008, which among other things, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Topic 350. The intent of the Topic is to improve the consistency between the useful life of a recognized intangible asset under Topic 350 and the period of expected cash flows used to measure the fair value of the asset, under Topic 805 Business Combinations which is generally based on SFAS 141R, and other GAAP principles. The provisions of Topic 350, Intangibles--Goodwill and Other are effective for fiscal years beginning after December 15, 2008. Topic 350, Intangibles—Goodwill and Other, is effective for our fiscal year beginning January 1, 2009. The adoption of Topic 350, Intangibles—Goodwill and Other did not have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification Topic 805, Business Combinations

Topic 805, Business Combinations, is generally based on Financial Accounting Standards No. 141 (revised 2007), Business Combinations, which was issued by the FASB in December 2007, which among other things, establishes principles and requirements regarding the method in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires costs incurred to effect an acquisition to be recognized separately from the acquisition. Topic 805, Business Combinations is effective for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis. We believe that the adoption of Topic 805, Business Combinations has had a material impact on our financial position and results of operations as disclosed below.

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

For the fiscal year ended December 31, 2007 and the three and nine months ended September 30, 2008 we have expensed $527,327, $176,977 and $378,316 of merger-related costs that were capitalized for comparative purposes, respectively. The effect of these adjustments to our consolidated financial statements for the three and nine months ended September 30, 2008 is shown below:

	Three months ended September 30, 2008	Three months ended September 30, 2008 Revised For SFAS 141(R)	Nine months ended September 30, 2008	Nine months ended September 30, 2008 Revised For SFAS 141(R)
Statement of Operations:
Net revenues	$3,173,696	$ 3,173,696	$9,484,385	$ 9,484,385
Cost of sales	1,407,260	1,407,260	4,432,068	4,432,068
Gross profit	$1,766,436	$ 1,766,436	$5,052,317	$5,052,317
Total operating expenses	1,961,790	2,138,767	5,764,364	6,142,681
Net loss	($238,763)	($415,739)	($765,220)	($1,143,536 )
Basic loss per share	($.01)	($.02)	($.05)	($.07 )
Balance Sheet:
Total Assets	$15,372,406	$ 14,466,763
Total Liabilities	$6,177,460	$ 6,177,460
Total Stockholders’ Equity	$9,194,946	$ 8,289,303
Total Liabilities and Stockholders’ Equity	$15,372,406	$ 14,466,763

Results of Operations

Revenues

Our revenues for the three months ended September 30, 2009 were $3,933,183, representing a 24% increase from revenues of $3,173,696 for the three months ended September 30, 2008. The increase in revenues is due to an increase of product sales in the three months ended September 30, 2009 of approximately $668,000 and an increase in service revenue of approximately $91,000. Our revenues for the nine months ended September 30, 2009 were $9,241,330, representing a 2.6% decrease from revenues of $9,484,385 for the nine months ended September 30, 2008. The decrease in revenues is due to a decrease of product sales in the nine months ended September 30, 2009 of approximately $617,000 and an increase in service revenue of approximately $374,000.

Product sales accounted for approximately 73% and 69% of our revenues for the three months ended September 30, 2009 and September 30, 2008, respectively. Service revenues for these products accounted for approximately 27% and 31% of our revenue for the three months ended September 30, 2009 and September 30, 2008, respectively. Product sales accounted for approximately 66% and 71% of our revenue for the nine months ended September 30, 2009 and September 30, 2008, respectively. Service revenues for these products accounted for approximately 34% and 29% of our revenue for the nine months ended September 30, 2009 and September 30, 2008, respectively. The decrease in product revenue for the nine months ended September 30, 2009 is primarily due to the decrease in sales of our Winstation systems and installation, personnel changes in our sales and marketing departments and changes in the global economy.

Revenues from sales of our products to related parties was $97,287 and $129,191 during the three month periods ended September 30, 2009 and 2008, respectively. Revenues from sales of our products to related parties was $338,492 and $472,148 during the nine month periods ended September 30, 2009 and 2008, respectively.

Gross Margins

Gross margins were approximately 58% and 56% during the three month periods ended September 30, 2009 and 2008, respectively. Gross margins were approximately 53% during the nine month periods ended September 30, 2009 and 2008. Gross margins for the three months ended September 30, 2009 increased primarily due to the change in product mix.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 24% and 31% during the three months ended September 30, 2009 and 2008, respectively. Expenses decreased to $959,282 versus $974,967 during the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $15,685 or 1.6%.

Sales and marketing expenses accounted for approximately 30% of total revenues during the nine months ended September 30, 2009 as compared to approximately 31% during the nine months ended September 30, 2008. Expenses decreased to $2,731,518 during the nine months ended September 30, 2009 versus $2,919,510 during the nine months ended September 30, 2008, representing a decrease of $187,992 or 6%. This decrease was mainly due to the turnover and reduction of our sales representatives and marketing personnel of $597,000 offset by the hiring of new sales representatives at Abraxas of $313,000 and increase in tradeshows and advertising at Abraxas of $73,000.

General and Administrative Expenses

General and administrative expenses were $478,484 and $557,659 in the three months ended September 30, 2009 and 2008, respectively, representing a decrease of $79,175 or 14%. Such expenses accounted for approximately 12% and 18% of revenues during the three months ended September 30, 2009 and 2008, respectively. The decrease was primarily due to the decrease in legal expenses.

General and administrative expenses were $1,649,391 in the nine months ended September 30, 2009 and $1,642,675 in the nine months ended September 30, 2008, representing an increase of $6,716 or 0.4%. Such expenses accounted for approximately 18% and 17% of revenues during the nine months ended September 30, 2009 and 2008, respectfully.

Impairment Related to the Debt of MediVision

As of September 30, 2009, we had accounts receivable and notes receivable from MediVision of $450,000 and $3,180,673, respectively. We also had a balance of $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit and had paid $273,808 for exclusivity rights to sell the Electro-optical Unit in the U.S. Based upon revised estimates and the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management has decided to include the aggregate balance of the accounts and notes receivable, prepaid assets and the exclusivity rights relating to MediVision as an allowance for doubtful accounts offsetting each respective account and thus, recording an impairment expense for the same amount. Impairment expense for the three and nine months ended September 30, 2009 is $4,436,187.

Research and Development Expenses

Research and development expenses were $692,512 and $606,141 in the three months ended September 30, 2009 and 2008, respectively, representing an increase of $86,371 or 14%. Such expenses accounted for approximately 18% and 19% of revenues during the three months ended September 30, 2009 and 2008, respectively. During fiscal 2008, the research and development performed by Abraxas was capitalized. During the three months ended September 30, 2008, we capitalized $314,976 of research and development expenses. This cost combined with the $606,141 brings us to a total cost of $921,117 for the three months ended September 30, 2008. Therefore, our research and development costs incurred between the quarters decreased by $228,605, or 25%. This decrease in expenses is primarily due to a decrease in research and development performed by MediVision of $530,376, the decrease in R&D performed by Abraxas of $96,998, offset by an increase in R&D performed by OIS G of $356,827.

Research and development expenses were $2,107,844 and $1,580,496 in the nine months ended September 30, 2009 and 2008, respectively, representing an increase of $527,348 or 33%. Such expenses accounted for approximately 23% and 17% of revenues during the nine months ended September 30, 2009 and 2008, respectively. We capitalized $852,037 of research and development expenses during the nine months ended September 30, 2008. Together with the $1,580,496, we have total research and development expenses of $2,432,533 for the nine months ended September 30, 2008. Therefore, our research and development expenses between the quarters decreased by $324,689, or 13%. This decrease is primarily due to a decrease in research and development performed by MediVision of $1,131,149, decrease in R&D performed by Abraxas of $84,937, offset by the increase in R&D performed by OIS G of $681,809 and the transition of 2 new employees from MediVision to OIS of approximately $151,000.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Interest Expense and Other (Income), Net

Interest expense and other income for the three months ended September 30, 2009 were $60,681 and $41,325, respectively. This increase in expense is primarily due to the decrease in interest income of $52,880 which is due to lower interest rates and lower interest income related to debt owed by MediVision which was considered to be impaired during the current year. The decrease in interest income is partially off-set by the decrease of effective interest expense related to our financing agreement with The Tail Wind Fund and Solomon Strategic Holdings, Inc. of $21,954, the decrease in credit card fee expense of $3,856, and the negative impact of currency fluctuations of $8,481.

Interest expense and other income for the nine months ended September 30, 2009 and 2008 were $200,332 and $52,226, respectively. This increase in expense is primarily due to the decrease in interest income due to lower interest rates and lower interest income related to debt owed by MediVision which was considered to be impaired during the current year.

Other Income-Settlement

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

Income Taxes

Income tax expense was $2,370 and $2,083 during the three months ended September 30, 2009 and 2008, respectively. Income tax expense was $5,023 and $946 during the nine months ended September 30, 2009 and 2008, respectively. We calculate a tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future. At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net Income

We recorded net income of $85,656 or $0 net income per basic share and a net loss of $415,739 or $0.02 net loss per basic share, for the quarter ended September 30, 2009 and 2008, respectively. Net income for the three months ended September 30, 2009 is mainly attributable to the increase in product sales of $668,405, increase in service sales of $91,082 offset by an increase of software amortization expense of $185,468, and an increase in research and development departmental expenses of $86,371.

We recorded a net loss of $5,026,837or $0.25 net loss per basic share and $1,143,536 or $0.07 net loss per basic share, for the nine months ended September 30, 2009 and 2008, respectively. Our net income for the nine months ended September 30, 2009 is mainly attributable to the impairment of debt related to accounts receivable, notes receivable, prepaid products and exclusivity rights from MediVision of an aggregate of $4,436,187, the amortization of research and development from the past of $556,404, offset by the settlement income received of $1,200,000.

Balance Sheet

Our assets decreased by $1,737,807 as of September 30, 2009 as compared to December 31, 2008. This decrease was primarily due to a impairment in notes receivable from MediVision of $3,152,043, decrease in inventory of $338,775, decrease in exclusivity for the Electro-Optical Unit from MediVision of $273,808, decrease in prepaid products from MediVision of $560,000, amortization of our EMR and PM software of $142,518, amortization of capitalized software development related to our EMR and PM software of $287,709, amortization of our web-based software of $126,177, decrease in other assets of $160,917, increase in accumulated depreciation of $143,480, offset by an increase in cash of $2,586,402, and an increase in accounts receivable of $887,307.

Our liabilities decreased by $699,665 as of September 30, 2009 as compared to December 31, 2008 primarily due to a decrease in accounts payable of $61,741 and a decrease in our notes payable of $735,500, offset by an increase of $162,507 of customer deposits.

Our stockholders’ equity decreased by $1,038,142 as of September 30, 2009 as compared to December 31, 2008 primarily due to a net loss for the nine months of $5,026,837, offset by an increase in common stock and additional paid-in-capital for all of the common stock, warrants and options issued and granted related to the financing transaction completed June 24, 2009 of $3,988,695.

Liquidity and Capital Resources

Cash used in operating activities was $455,830 during the nine months ended September 30, 2009 as compared to cash used of $855,072 in the nine months ended September 30, 2008. The cash used in operations during the first nine months of 2009 was principally from our net loss of $5,026,837 and an increase in customer accounts receivable of $887,307, offset by depreciation of $160,289, the amortization of software and research and development of $556,404, discount related to notes payable of $70,174, an impairment related to the debt of MediVision of $3,152,043, decrease in current assets other than cash and cash equivalents of $331,116, decrease in accounts receivable – related parties of $441,359, decrease in prepaid products of $560,000.

Cash used in investing activities was $116,740 during the nine months ended September 30, 2009 as compared to cash used of $1,921,388 during the nine months ended September 30, 2008. The cash used of $116,740 was due to the investment in capital equipment such as computers and software used internally. We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems. We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

We generated cash in financing activities of $3,158,972 during the nine months ended September 30, 2009 as compared to cash used of $1,668,116 during the nine months ended September 30, 2008. The cash generated in financing activities during the nine months ended September 30, 2009 was primarily from proceeds from an equity investment by Accelmed of $3,999,972, offset by principal payments on certain outstanding notes payable of $735,893 and financing fees of $105,107.

On September 30, 2009, our cash and cash equivalents were $4,811,027. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and the continuation of the investment in Abraxas.

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

Trends

The current recession in the United States has negatively impacted our sales revenue in the three and nine months ended September 30, 2009 and is expected to continue to do so. Our sales have been affected by customers’, primarily physicians, hesitation to purchase capital equipment in the current economic climate. Other than this, we are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our financial condition, results from operations, or short or long-term liquidity.

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

Off-Balance Sheet Arrangement

As of September 30, 2009, we had a Secured Debenture in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the Debenture, we guaranteed the payment of all the debts and liabilities of MediVision to United Mizrahi Bank. Upon closing of the APA on October 21, 2009, we issued a Debenture to United Mizrahi Bank on October 23, 2009. Under the Secured Debenture entered into on October 23, 2009, we agreed to assume MediVision’s loan with United Mizrahi Bank, pursuant to the completion of the transactions contemplated in the Asset Purchase Agreement, in an amount of up to $1,500,000, plus interest. We also agreed to secure the Loan Amount by granting United Mizrahi Bank a security interest on all or substantially all of our assets. (For more details on the Secured Debenture, see Item 1. Financial Statements, Note 4. Related Party Transaction, MediVision Medical Imaging Ltd., United Mizrahi Bank Loan.)

ITEM 4T.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2009, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS

Exhibit No.	Description	Footnote
31.1	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification Required Under Section 302 of Sarbanes-Oxley Act of 2002	*
32	Certification Required Under Section 906 of Sarbanes-Oxley Act of 2002	*

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS
Date: November 16, 2009

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer (Principal Accounting and Financial Officer)