Form 10-K
period 2009-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2010-03-29
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      ☐                  No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No ☒

The aggregate market value of voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant (excludes outstanding shares beneficially owned by directors and officers and treasury shares) June 30, 2009 was approximately $3,321,445 based upon the closing price of the common stock as quoted by Nasdaq OTC Bulletin Board.

As of March 12, 2010, there were 26,500,059 shares of common stock issued and outstanding.

OPHTHALMIC IMAGING SYSTEMS
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I

PART I

Item 1.	Business

Ophthalmic Imaging Systems (the “Company,” “OIS,” “we,” “us,” or “our”) was incorporated under the laws of the State of California on July 14, 1986. We are headquartered in Sacramento, California and engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and informatics solutions. Since our inception, we have developed products that primarily addressed the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in our angiography line are our WinStation digital imaging systems and EyeScan systems. These systems are targeted primarily at retinal specialists and general ophthalmologists for use in the diagnosis and treatment of retinal diseases and other ocular pathologies.  OIS also provides PACS (“Picture Archiving and Communication Systems”) and Electronic Medical Records (“EMR”) and Practice Management (“PM”) software to such eye-care providers. In addition, though our wholly-owned subsidiary Abraxas Medical Solutions Inc., a Delaware corporation (“Abraxas”) we provide EMR and PM to the following ambulatory-care specialties: obstetrics/gynecology (“OB/GYN”), orthopedics and primary care.

Our objective is to become a leading provider of a diverse range of complimentary ophthalmic products and services for the ocular healthcare industry. We are currently focusing our development efforts on products for the ocular healthcare market, as well as features and enhancements to our existing products. We are also applying our technology in the ophthalmic imaging field toward the development of new ocular imaging devices and exploration of telemedicine/managed care applications targeted at the general ophthalmology and optometry markets.  We believe that as the U.S. healthcare system moves toward managed care, the needs of managed care providers are changing the nature of demand for medical imaging equipment and services. New opportunities in telemedicine (the electronic delivery and provision of health care and consultative services to patients through integrated health information systems and telecommunications technologies), combined with lower cost imaging devices and systems, are emerging to assist physicians and managed care organizations in delivering high quality patient care while reducing costs.

During 2004, we entered the Ophthalmic PACS software market. PACS enables medical staff to access new and archived images remotely, thus, improving the method in which to diagnose patients. The ability to instantaneously share information between locations allows specialists to manage more patients in separate locations quickly and efficiently. The PACS system can be completely integrated with our customers’ existing infrastructure, including image acquisition, image analysis, short and long-term storage, archiving, disaster recovery, viewing and monitoring. The current flagship product in our PACS product line is our SymphonyTM software.

In January 2008, we acquired the rights to EMR and PM Software as developed by AcerMed, Inc. (“AcerMed”).  Our EMR and PM Software were designed to automate the clinical, administrative, and financial operations of a medical office. This means that paper charting can be virtually eliminated and clinical charting would be done using, for example, a wireless computer pen tablet at the point of care.

On October 21, 2009, we purchased substantially all the assets of MediVision, Medical Imaging Limited, formerly our parent Company (the “MediVision Asset Purchase”).  (For additional details of the MediVision Asset Purchase, see Item 8. Financial Statements and Supplementary Data, Note 6. Related party transactions, MediVision Asset Purchase).  Such assets included certain European operations as conducted by CCS Pawlowski GmbH, a branch office in Belgium, agreements under which MediVision contracted with third parties for distribution and other services, and rights to intellectual property.  This acquisition will provide OIS with access to new customers and regional control over operations in the European market.  In addition, we hired most of MediVision’s R&D employees in early 2009 and moved them to our offices in the United States and Israel.

In November 2009, OIS EyeScan received FDA 510(k) clearance.  OIS EyeScan is a portable imaging device that enables practices to capture images of both the anterior and posterior segment of the eye.  OIS EyeScan diversifies our product portfolio by adding a low cost product with more functionality than our existing image capture solutions.

Products

OIS Products

WinStationTM Systems

Our WinStation systems and products, categorized by resolution, are primarily used by retina specialists and general ophthalmologists to capture color images of the retina and to perform a diagnostic procedure known as fluorescein angiography. This procedure is used to diagnose and monitor pathology and provide important information in making treatment decisions. Fluorescein angiography is performed by injecting a fluorescent dye into the bloodstream. As the dye circulates through the blood vessels of the eye, the WinStation system, connected to a medical image capture device called a fundus camera, takes detailed images of the patient’s retina. These digital images provide a “road map” for treatment.

Over the past 40 years, fluorescein angiography has been performed using photographic film, which requires special processing and printing. Currently fundus cameras offer an option for integration with a digital imaging system. Our digital WinStation systems allow for immediate diagnosis and treatment of the patient. Images are automatically transferred to a database and permanently stored and archived. We also offer a variety of networking and printer options.

Our WinStation systems are also used by ophthalmologists to perform indocyanine green (“ICG”) angiography. ICG angiography is a diagnostic test procedure used for patients with Age-related Macular Degeneration, a leading cause of blindness afflicting over 8 million people in the United States. ICG angiography, used for approximately 5% of patient angiography, is a dye procedure that can only be performed using a digital imaging system such as our WinStation Systems.

Digital Slit Lamp Imager (DSLI) and WinStation for Slit Lamps

DSLI and WinStation for Slit Lamps are used by a majority of eye care practitioners, including most ophthalmologists and optometrists, with an emphasis on imaging the front of the eye. Slit lamps are imaging devices used in virtually all ophthalmic and optometric practices. The DSLI adapts to most slit lamp models and is capable of real-time video capture, database management and archiving.

OIS EyeScan

The OIS EyeScan is a portable imaging device that enables practices to capture images of both the anterior and posterior segment of the eye.  The OIS EyeScan captures live video and 5.3 megapixel images from the following imaging modules: Color Retina, Fluorescein Angiography, Optic Nerve Head Stereo Imaging, Red Reflex Imaging Module, Corneal Fluorescence, Tear Film Analysis.

Symphony and Symphony Web

Symphony and Symphony Web are our Ophthalmic PACS products. The OIS Symphony Image Management System automatically imports images and diagnostic reports from the diagnostic devices within the practice into a single system.  OIS Symphony System allows patient images and diagnostic reports captured from different devices to be viewed side-by-side on one screen with reviewing tools that are proprietary to OIS.

OIS Symphony Web enables OIS to deliver all of the OIS Symphony functionality to a web-based client.

OIS EMR and OIS PM

With OIS’ ophthalmic EMR solution, practices can make the transition to a paperless office using software that manages all aspects of the practice.  OIS EMR and OIS PM were created using a single software platform and database. OIS EMR/PM solution enables users to move back and forth between various applications with a single click and for information to be natively present in each application, eliminating duplicate entry or lost data.

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

Markets

Having reviewed various third party sources, including reports by the National Physician’s Census and data provided by the American Osteopathic Association, we believe there are approximately 18,000 ophthalmologists in the United States and approximately 28,000 ophthalmologists practicing medicine in our target countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neurology, plastics, pediatric, cataract, cornea and refractive surgery. There are also approximately 35,000 practicing optometrists in the United States.

WinStation and Symphony

The WinStation market consists of current fundus camera owners and potential purchasers of fundus cameras suitable for interfacing with our digital imaging system products. We believe there are now over 9,000 fundus cameras in clinical use in the United States and an additional 12,000 in the international market. It is estimated that new fundus camera sales fluctuate between approximately 800 and 1,200 units per year, worldwide, at an average per unit selling price of approximately $24,000 for a non-integrated unit. Of total cameras worldwide, including new and previously owned, a significant number are suitable to be interfaced with our digital imaging systems.

Currently, we know of 5 manufacturers of fundus cameras. These manufacturers produce a total of 24 models, 8 current and 16 legacy models for each of which we have designed optical and electronic interfaces.

The Symphony and Symphony Web products are marketed to the same target market as WinStation customers.

OIS EyeScan

The OIS EyeScan system is targeted primarily at eye care professionals that want to capture images digitally on anterior (front) and posterior (back) of the eye. As described above, we believe that there are approximately 18,000 eye care specialist in the United States and approximately 28,000 eye care specialist practicing medicine in our target countries outside the United States. In addition, there are also approximately 35,000 practicing optometrists in the United States. We currently know of 3 manufacturers of imaging systems which are similar to the EyeScan

EMR and PM Software

The primary target market for OIS EMR and PM software is ophthalmologists with various specialties, as described above, numbering approximately 18,000 in the United States.

In order to increase our research and development and marketing effectiveness, Abraxas focuses primarily on the following types of office based physicians: obstetrics and gynecology, and orthopedic. Having reviewed various third-party sources, including reports by the National Physician's Census, we believe there are approximately 35,000 office-based obstetrics and gynecology physicians, and approximately 19,000 office-based orthopedic physicians in the United States. Abraxas' secondary market is primary care of which there are approximately 235,000 office-based primary care physicians in the United States as reported by the National Physician's Census.

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

OIS Sales, Marketing and Distribution

We utilize a direct and indirect sales force to distribute our products throughout the United States, Europe, and various other countries. As of December 31, 2009, our U.S. sales and marketing organization consisted of two distribution channels. The first is an ophthalmology channel that reports to the VP of Sales for North America and is comprised of Sales Managers, Technical Support Specialists and Product Specialists, among others, who are located throughout the United States.  These employees provide marketing, sales, maintenance, installation and training services.  The second channel is dedicated to Optometry sales and consists of various Sales Managers, among others.  Each of the two channels is supported by inside sales representatives that are outsourced from well-known providers of sales outsourcing, whose function it is to drive broader penetration into both markets.   In Europe we have several sales representatives and product specialists.  These employees provide marketing, sales, maintenance, installation and training services.

Until October 21, 2009, upon completion of the MediVision Asset Purchase, we were parties to several agreements with MediVision, pursuant to which MediVision distributed our WinStation and Symphony Products in Europe, Africa, Israel and India. Products were sold to MediVision at a volume driven discount which was uniformly applicable to all of our distributors, including MediVision. Below is the volume discount table that was available to our distributors for 2009.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

In 2009, until the completion of the MediVision Asset Purchase, and for the year ended December 31, 2008, MediVision purchased products of approximately $225,000 and $597,000, respectively. Sales derived from product shipments to MediVision are recorded at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of our products.

CCS Pawlowski GmbH

CCS Pawlowski GmbH, a German corporation (“CCS”), was a subsidiary of MediVision which owned 63% of CCS’ ownership interests.  We acquired this ownership interest in the MediVision Asset Purchase.  (For additional details, see Item 8.  Financial Statements and Supplementary Data, Note. 6. Related Party Transactions,, MediVision Asset Purchase.)

During the years ending December 31, 2009 and 2008, CCS was the exclusive distributor of certain of our products in Germany and Austria. Products were sold to CCS at a volume driven discount which was uniformly applicable to all of our distributors, including CCS. Below is the volume discount table that was available to our distributors for 2009. CCS will continue to be our exclusive distributor of certain products in Germany and Austria.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

During 2009, prior to the MediVision Asset Purchase, we sold products to CCS of approximately $113,000 compared to products sold to CCS during the full year 2008 of $226,000. At December 31, 2008, we had $50,365 of amounts due from CCS.  In 2009, after completion of the MediVision Asset Purchase all inter-company amounts with CCS were eliminated upon consolidation.

Abraxas Sales and Marketing

Abraxas utilizes a direct sales force in marketing and selling its products throughout the United States. At December 31, 2009, Abraxas’ sales and marketing organization consisted of one sales manager, five territory sales representatives, two marketing personnel, and eight product specialists. These personnel provide marketing, sales, maintenance, installation and training services.

OIS Europe Sales and Marketing

OIS Europe utilizes a direct sales force in marketing and selling its products throughout Europe. At December 31, 2009, OIS Europe’s sales and marketing organization consists of one sales representative and one product specialists. These personnel provide marketing sales, maintenance, installation and training services. In addition to our direct sales force in Europe, we have distribution agreements with distributors throughout Europe to sell and market our products.

CCS Sales and Marketing

CCS utilizes a direct sales force in marketing and selling its products throughout Europe. At December 31, 2009, CCS’ and marketing organization consists of 2 sales representative and 2 product specialists. These personnel provide marketing sales, maintenance, installation and training services.

OIS Manufacturing and Production

We are primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The manufacturing of certain components are subcontracted to outside vendors and assembled by OIS. We use outside vendors to minimize production time and reduce capital requirements. We store and assemble the manufactured components in our 13,552 square foot facility located in Sacramento, California.

We have been audited by the Food and Drug Administration (the “FDA”) as recently as May 2007 and there were no findings made. We also have Form 510(k)‘s, a pre-marketing notification filed with the FDA which provides certain safety and effectiveness information, on file for our digital angiography products.

Abraxas’ Operations

Abraxas is a software developer that operates in its 4,883 square foot facility located in Irvine, California.

OIS Components, Raw Materials and Suppliers

As a systems integrator, a significant number of the major hardware components in our products are procured from sole source vendors. Whenever possible, however, we seek multiple vendors from which to procure our components. Moreover, we work closely with our principal component suppliers, such as Dell Computer, MegaVision, Canon and our other vendors to maintain dependable working relationships and to continually integrate into the manufacturing of our products, whenever feasible, the most current, proven, pertinent technologies. But, as with any manufacturing concern dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect our business.

OIS Warranties

We generally provide a 12-month limited warranty for parts, labor and shipping charges in connection with the sale of our hardware products. Peripheral products such as monitors, printers and computers also carry the original manufacturer’s warranty.

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

We are aware of three primary competitors for the EyeScan imaging capturing system, namely Zeiss, Topcon and Kowa.

We are aware of two primary competitors for the Ophthalmic PACS that develop similar solutions.

OIS does not consider many of the companies currently offering some type of EMR or PM products as competitors, as they sell to hospitals and to certain medical specialties that are not in OIS’ current target market. OIS is aware of some competitors for its EMR and PM products in ophthalmology, primarily NextGen, which provide solutions for the multi-specialty medical market, and a few smaller competitors, primarily HCIT, Eye Doc and Compulink, which provide the EMR and or PM solutions predominantly to the ocular healthcare market.

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

Abraxas Competition

Abraxas does not consider many of the companies currently offering some type of EMR or PM products as competitors, as they sell to hospitals, large clinics, surgery centers and other facilities, and to certain medical specialties that are not in Abraxas’ current target market. Abraxas is aware of some competitors for its EMR and PM products, primarily Allscripts/Misys Healthcare Systems, Sage Software, and NextGen, which provide solutions for the multi-specialty medical market. Others, mainly Digi-Chart and Greenway provide the EMR and PM solutions predominantly to the obstetrics and gynecology market, while other companies specialize in the orthopedic market or the primary care market.

The acquisition of EMR, PM and Scheduling has allowed us to broaden our product offerings to the primary care, obstetrics and gynecology, and orthopedic. However there is no guarantee that our sales efforts will be successful. Additional research and development efforts, long sales cycles, new sales training requirements and potential resistance to the initial high cost of the EMR, PM or Scheduling software may hinder our success in selling these products.

OIS Europe Competition

We are aware of 3 primary competitors for market share in Europe, namely Zeiss, Topcon and, Canon. Additionally, there are several other companies, which manufacture similar systems, but these systems currently have minimal market presence.

CCS Sales and Competition

We are aware of 5 primary competitors for market share in Germany, namely Zeiss, Topcon, Scholz, Canon, Imedos. Additionally, there are several other companies, which manufacture similar systems, but these systems currently have minimal market presence.

OIS Research and Development

During 2009, OIS focused our recent research and development efforts on new digital image capture products. Our net research and development expenditures in the years ended December 31, 2009 and 2008, excluding our subsidiaries, were approximately $1,956,000 and $2,219,000, respectively. In 2008, we capitalized $504,711 of the costs associated with the development of web-based software.

Prior to July 2009, MediVision performed our research and development services whereby MediVision billed us, on a monthly basis, at cost plus 12%. These research and development services included direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses.  During the years ended December 31, 2009 and 2008, we paid approximately $294,000 and $1,888,000, respectively, to MediVision for research and development services.

In 2009, we hired all of MediVision’s research and development staff and moved them to our offices in the United States and Israel, thereby streamlining our research and development efforts. Prior to this, MediVision and other outsourced consultants conducted most of our research and development.  (See Item 1. Business, OIS Sales, Marketing and Distribution.).

Abraxas Research and Development

Abraxas’ research and development team is located in Irvine, California. Abraxas continues to focus its research and development efforts on the adaptation of its software to the target market as described above. Our net research and development expenditures in the years ending December 31, 2009 and 2008 were approximately $1,073,000 and $0 respectively. In 2008, we capitalized $1,721,000 of the costs associated with the development of our EMR software. During the first three months of 2009, we began to sell this software and amortize these costs.

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

We currently have patent applications outstanding with the U.S. Patent and Trademark Office and for the European patent authorities under PCT treaty for “A Device, Method and System for Automatic Montage of Segmented Retinal Images” and a “Method for Stabilizing a Sequence Angiographic Images” and for an “Integrated retinal imager and method.”

We have registered trademarks for “AutoMontage,” “OIS Symphony,” “Ophthalmology Office” and “IRI.”

We have copyrights for “WinStation Version 5,” “WinStation Version 6” and “WinStation XP, Version 10.”

In 2007, we entered into a licensing agreement pursuant to which we were granted the right to commercialize background technology and a family of patents for an ocular imaging device, integrate it into our existing and/or future products and retain exclusive rights of use, marketing and sale thereof worldwide.

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

Although the FDA has made findings which permit us to sell our products in the marketplace, such findings do not constitute FDA approval of these devices and we cannot predict the effect that future legislation or regulatory developments may have on our operations. Additional regulations, reconsideration of approvals granted under current regulations, or a change in the manner in which existing statutes and regulations are interpreted or applied may have a material adverse impact on our business, financial condition and results of operations. Moreover, new products and services developed by us, if any, may also be subject to the same or other various federal and state regulations, in addition to those of the FDA.

An FDA inspection of our Sacramento, California facility was conducted in May 2007. There were no findings during the inspection.

A California Department of Health inspection of our Sacramento, California facility was conducted in August 2009.  There were 3 violations found during the inspection.  A corrective action plan was implemented to correct those issues and no further action was taken by the Department of Health.

Under the recently approved stimulus package, The American Recovery and Reinvestment Act of 2009, physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 in incentive payments and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, Medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. We anticipate this legislation will have positive effects on our revenues as physicians adopt EMR software programs at higher rates than they do currently. We expect to see this positive trend begin in mid-2010 and beyond.

Insurance

We maintain general commercial casualty and property insurance coverage for our business operations, as well as directors and officers insurance and product liability insurance. During 2009, we did not receive any product liability claims and are unaware of any threatened or pending claims. To the extent that product liability claims are made against us in the future, such claims may have a material adverse impact on our business.

Employees

As of December 31, 2009, we have 98 employees, 3 of whom are part-time. 54 of our employees are employed by OIS and 27 of our employees are employed by Abraxas. We also engage the services of consultants from time to time to assist us on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically sub-contract engineers as independent consultants for specific projects.

We have no collective bargaining agreements covering any of our employees.  In addition, we have never experienced any material labor disruption and we are unaware of any current efforts or plans to organize our employees. We consider our relationship with our employees to be good.

Item 1A.	Risk Factors

Current economic conditions may adversely affect our industry, business, financial position and results of operations and could cause the market value of our common stock to decline.

The global economy is currently undergoing a period of unprecedented volatility and the future economic environment may continue to be less favorable than that of recent years. It is uncertain how long the economic downturn that the U.S. economy has entered will last. The economic downturn has resulted in, and could lead to, further reduced spending specifically related to physicians’ equipment and software. Our products require a large initial outlay of funds, which physicians in the current economic climate are hesitant to do. Also, the credit markets are currently experiencing unprecedented contraction. If current pressures on credit continue or worsen, future debt financing may not be available to us when required or may not be available on acceptable terms, and as a result we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or satisfy our obligations under our indebtedness.

If we are unable to obtain additional capital, we may be required to eliminate certain operations.

Our operations require substantial funds for, among other things, continuing research and development and manufacturing and marketing of our existing products. We may need to seek additional capital, possibly through public or private sales of our securities in order to fund our operations. However, we may not be able to obtain additional funding in sufficient amounts or on acceptable terms when needed. Insufficient funds may require us to delay, scale back or eliminate certain or all of our research and development programs or license from third parties products or technologies that we would otherwise seek to develop ourselves. Any of these may adversely affect our continued operations.

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

Our future success depends on our ability to anticipate our customers’ needs and develop products that address those needs. This will require us to design, develop, manufacture, assemble, test, market and support new products and enhancements on a timely and cost-effective basis. We have incurred substantial research and development expenditures in the past and plan to continue to do so in the future. Over the last three fiscal years, our research and development expenses have been in the range of 18% to 21% of our net revenues. Although we have spent considerable resources on research and development, we may still be unable to introduce new products or, if we do introduce a new product, such product or products may not achieve sufficient market acceptance. Failure to successfully identify new product opportunities and develop and bring new products to market in a timely and cost effective manner may lead to a reduction in sales and adversely affect our business.

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

In January 2008, we purchased substantially all of the assets of AcerMed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management software. Through the acquisition, we gained the rights to software applications that automate the clinical, administrative, and the financial operations of a medical office. Due to the acquisition of Abraxas, NextGen Healthcare Information Systems, Inc., a supplier of EMR and PM software, chose to discontinue its relationship with OIS. Long sales cycles, new sales training requirements and potential resistance to the initial high cost of the software may be among the factors contributing to us not being successful in selling these products.

The purchase of substantially all the assets of MediVision may not generate any significant future revenue for us.

On October 21, 2009 we purchased substantially all the assets of MediVision. Such assets included the European operations which consisted of MediVision’s business as conducted by CCS Pawlowski GmbH, its branch office in Belgium, certain agreements under which MediVision contracted with third parties for distribution and other services, and rights to intellectual property which resulted from MediVision’s research and development activities performed in Israel.  We may experience difficulty integrating MediVision’s operations with our own and we may have challenges in achieving strategic objectives and other benefits expected from the MediVision Asset Purchase.  Such difficulties may divert our attention and resources from our operations and other initiatives, potentially impair the acquired assets or result in the potential loss of key employees of MediVision.

Our international sales are a growing portion of our business; accordingly, we may increasingly become subject to the risks of doing business in foreign countries.

Our international business exposes us to certain unique and potentially greater risks than our domestic business and our exposure to such risks may increase if our international business continues to grow, as we anticipate. Our international business is sensitive to changes in the priorities and budgets of international customers, which may be driven by changes in worldwide economic conditions and regional and local economic factors.

Our international sales are also subject to local government laws and regulations and practices which may differ from U.S. Government regulation, including regulations relating to import-export control, investments, exchange controls and varying currency and economic risks.  We are also exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international consultants and partners in connection with international operations. As a result of these factors, we could incur losses on such operations which could negatively impact our results of operations and financial condition.

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

Any failure to meet our debt obligations could harm our business, financial condition and results of operations.

As of December 31, 2009, we had debt outstanding of $3,130,227 consisting of $1,338,001 in outstanding loans from institutional investors, $1,650,000 in bank notes, and $142,226 of notes for capital leases and auto loans. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to sell assets, seek additional equity or debt capital or restructure our debt. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.

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

OIS’ articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The common stock and the preferred stock can generally be issued as determined by OIS’ board of directors without shareholder approval.

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

We lease our facility space in Sacramento California under a cancelable operating lease that expires in June 2012. This facility consists of 13,552 square feet of office, manufacturing and warehouse space. We pay minimum monthly lease payments for this property of $11,926.  Abraxas leases facility space in Irvine, California under a noncancelable lease which will expire in May 2011.  This facility consists of 4,888 square feet of office space.  We pay $11,065 per month for this office space.

Management believes our leased facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings

On May 11, 2007, we filed a civil action in the Superior Court of California for the County of Sacramento against our former president Steven Verdooner. We subsequently moved for and were granted an order amending the complaint to add claims against defendants Opko Health, Inc. and the Frost Group, LLC. The complaint against Mr. Verdooner alleged claims of, among other things, breach of fiduciary duty, intentional interference with contract, and intentional interference with prospective economic advantage, and it also alleged claims against Opko Health and the Frost Group, of interference and with aiding and abetting Mr. Verdooner’s interference and breach of his fiduciary duty.

On May 3, 2009, we entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) by and between us, Steven Verdooner, OPKO Health, Inc. and The Frost Group, LLC (collectively “Defendants”).

Pursuant to the Settlement Agreement, we agreed to dismiss, with prejudice, the lawsuit between us and the Defendants.  We also agreed to release the Defendants from any claims that could have been brought in the foregoing lawsuit, whether known or unknown.  The Defendants paid us the full amount of the settlement of $1,200,000 on May 13, 2009.

We and the Defendants entered into the Settlement Agreement to avoid the expense and uncertainty of litigation and without making any admission of liability or concession of wrongdoing.

Item 4.	Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock, no par value, have been listed and principally quoted on the Nasdaq OTC Bulletin Board under the trading symbol “OISI” since May 28, 1998 and prior to that on the Nasdaq Small-Cap Market. The following table sets forth the high and low sales prices for our common stock as reported on the Nasdaq OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Year Ended December 31, 2009		Year Ended December 31, 2008
	Low	High	Low	High
First Quarter	$0.15	$0.34	$0.32	$0.70
Second Quarter	$0.24	$0.45	$0.30	$0.44
Third Quarter	$0.38	$0.59	$0.27	$0.45
Fourth Quarter	$0.48	$1.57	$0.11	$0.38

On March 12, 2010, the closing price for our common stock, as reported by the Nasdaq OTC Bulletin Board, was $1.31 per share and there were approximately 94 shareholders of record.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2009, with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,057,590	(1)	$0.76	23,074	(2)
Equity compensation plans not approved by security holders	1,527,336	(3)	$0.39	11,163	(4)
Total	3,584,926		$0.60	34,237

(1)	Represents 577,831 options granted under our 2003 Stock Option Plan, 750,000 options granted under our 2005 Stock Option Plan, and 729,759 options granted under our 2009 Stock Option Plan.

(2)
Represents 20,241 shares available for grant under the 2009 Stock Option Plan and 2,833 shares available for grant under the 2003 Stock Option Plan to our employees, directors, and consultants. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(3)
Includes 1,223,836 shares subject to options granted under the 2000 Stock Option Plan (the “2000 Plan”), an option to purchase 123,500 shares of our common stock which was issued to Alon Baraket for acting as the placement agent in the sale and issuance of securities to AccelMed, and an option to purchase 180,000 shares of our common stock which was issued to Noam Allon for consulting services during 2009.  (For material terms of the 2000 Stock Option Plan and other individual stock awards, see Item. 8, Financial Statements, Notes to Consolidated Financial Statements, Note 8. Share-based Compensation.)

(4)
Represents 11,163 shares available for future grant under the 2000 Plan to our employees and directors, consultants, and non-employees. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the 2000 Plan will again be available for the grant of options under the applicable plan.

Recent Sales of Unregistered Securities

On December 23, 2009, we granted Noam Allon, a consultant to OIS’ subsidiary, OIS Global, options to purchase 180,000 shares of common stock. The options vest in 4 equal semi-annual installments beginning on June 23, 2010, are exercisable at $0.84 per share and expire on December 23, 2019. We relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (“Section 4(2)”) in connection with this issuance.

On November 18, 2009, we granted Gil Allon, our CEO, options to purchase 242,141 shares of common stock. The options vest in 4 equal semi-annual installments beginning on May 18, 2010, are exercisable at $0.65 per share and expire on November 18, 2019. We relied upon the exemption from registration under Section 4(2) in connection with this issuance.

On November 18, 2009, we granted Ariel Shenhar, our CFO, options to purchase 318,285 shares of common stock. The options vest in 4 equal semi-annual installments beginning on May 18, 2010, are exercisable at $0.65 per share and expire on November 18, 2019. We relied upon the exemption from registration under Section 4(2) in connection with this issuance.

On June 24, 2009, we issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.  The warrant is exercisable at $1.00 per share and expires on June 24, 2012.  We relied on exemptions from registration under Section 4(2) and Rule 506 of the Securities Exchange Act of 1934, as amended, in connection with this issuance.

On June 24, 2009, we issued to Alon Baraket, the broker for our financing agreement with AccelMed, options to purchase 123,500 shares of common stock. The options vest immediately on June 24, 2009, are exercisable at $0.01 per share and expire on June 24, 2019. We relied upon the exemption from registration under Section 4(2) in connection with this issuance.

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

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others. Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this Item 7, “Management’s Discussion and Analysis or Plan of Operation,” regarding our future plans, strategies and expectations are forward-looking statements. In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” and similar expressions.  You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements. Thus, our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect our business, including changes in healthcare regulation, the availability of working capital, the introduction of competing products, and other risk factors described herein. These risks and uncertainties, together with the other risks described from time -to -time in reports and documents that we filed with the SEC should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect. Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

2009 Highlights

MediVision Asset Purchase

On October 21, 2009, we purchased substantially all the assets of MediVision. Such assets included the European operations which consisted of MediVision’s business as conducted by CCS Pawlowski GmbH, its branch office in Belgium, certain agreements under which MediVision contracted with third parties for distribution and other services, and rights to intellectual property which resulted from MediVision’s research and development activities performed in Israel. This acquisition will provide OIS with access to new customers and regional control over operations in the European market.  In early 2009, we also hired MediVision’s R&D staff and moved them to our offices in the United States and Israel. This transition will increase the efficiency of our research and development efforts and help us reduce our costs.

AccelMed Stock Purchase

On June 24, 2009, U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”), became our largest shareholder with 9,633,228 shares of our common stock or 36.4%.  AccelMed acquired these shares on June 24, 2009 pursuant to a Purchase Agreement between us and AccelMed. Under the Purchase Agreement, we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the first installment (the “1st Installment”), under which issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.  The 1st Installment warrant is exercisable at $1.00 per share and expires on June 24, 2012. For the 2nd installment, we agreed to issue 3,581,089 shares of common stock and a warrant to purchase up to an aggregate of 1,193,696 shares of common stock, for an aggregate purchase price of $1,999,967. Subject to certain conditions, including, without limitation, the achievement of certain financial milestones, the completion of the 2nd Installment will occur within 14 days of the date of our filing with the SEC our Form 10-Q for the quarter ended March 31, 2010 or on a later date as may be agreed to in writing by the parties. If certain conditions are not met, the 2nd installment is optional. The funds from the first installment provided OIS with capital resources which will allow us to expand our operations and fund research and development and marketing.

New Accounting Pronouncements

FASB Accounting Standards Update No. 2010-08, Technical Corrections to Various Topics.

In February 2010, the FASB issued Accounting Update No. 2010-8, Technical Corrections to Various Topics, to eliminate inconsistencies and to clarify guidance on various Codification Topics. Except for certain amendments to Topic 815 and the nullification of paragraph 852-740-45-2, the Accounting Standards Update No. 2010-08 will be effective for the first reporting period beginning after its issuance. Management is currently evaluating the potential impact of Update No. 2010-08 on our consolidated financial results.

FASB Accounting Standards Update No. 2010-06, Fair Value Measurement and Disclosures.

In January 2010, the FASB issued Accounting Update No. 2010-06, Fair Value Measurement and Disclosures, to improve disclosures about Fair Value Measurements. The amendments in this Update will require new disclosures related to the transfer in and out of Level 1 and 2, and require that a reporting company present Level 3 activity on a gross basis rather than one net number. In addition, the amendments in this Update clarify existing disclosures related to the level of disaggregation and disclosures about inputs and valuation techniques.  Update No. 2010-06 will be effective for reporting periods beginning after December 15, 2009. Management is currently evaluating the potential impact of Accounting Standards Update No. 2010-06 on our consolidated financial results.

FASB Accounting Standards Update No. 2010-04, Accounting for Various Topics, Technical Corrections to SEC Paragraphs.

In January 2010, the FASB issued Accounting Update No. 2010-4, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, to update SEC staff announcements for codification references. The adoption of Accounting Standards Update No. 2010-04 will not have a material impact on our consolidated financial statements.

FASB Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash.

In January 2010, the FASB issued Accounting Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, to clarify the accounting for a distribution to shareholders that offers the ability to elect to receive their entire distribution in cash or shares. Accounting Standards Update No. 2010-06 will be effective for reporting periods beginning after December 15, 2009. Management is currently evaluating the potential impact of Accounting Standards Update No. 2010-01 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance used to allocate and measure revenues by an enterprise that sells or leases tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in the Update require that hardware components of a tangible product containing software elements always be excluded from the software revenue guidance. The Update provides additional guidance on how to determine which software, if any, related to the tangible products also would be excluded from the scope of the software revenue guidance. Update No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of Accounting Standards Update No. 2009-14 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force, to amend guidance which establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable revenue arrangement. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenues is based on entity-specific assumptions rather than assumptions of marketplace participation.  In addition, the amendment revises certain disclosure requirements.  Update No. 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of Accounting Standards Update No. 2009-14 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles.

In October 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, to amend the FASB Accounting Standards Codification for the issuance of the FASB Statement No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of Accounting Standards Update No. 2009-01 will not have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification Topic 855, Subsequent Events.

On June 30, 2009, we adopted Topic 855, Subsequent Events which is generally based on Financial Accounting Standard 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of Topic 855 did not have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification Topic 810, Consolidation, Subtopic 10 Overall, Section 65, Transition Related to FASB Statement No. 160 Noncontrolling Interest in Consolidated Financial Statements – an amendment to ARB No.51.

Topic 810, Consolidation, is based on Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51, which we adopted on January 1, 2009. Topic 810, Consolidation, establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Topic defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Topic 810, Consolidation, requires, among other things, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity, consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of Topic 810, Consolidation, did have a material impact on our consolidated financial results as related to the MediVision Asset Purchase which was completed on October 21, 2009.  (For additional details, see Item 8. Financial Statements and Supplementary Data, Note 6. Related Party Transactions,, MediVision Asset Purchase.)

FASB Accounting Standards Codification Topic 810, Consolidation.

Topic 810 Consolidation, is generally based on Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which was issued in June 2009, which among other things requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and, to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Topic 810, Consolidation, became effective on January 1, 2010. Management is currently evaluating the potential impact of this Topic on our consolidated Financial Statements.

FASB Accounting Standards Codification Topic 350, Intangibles -- Goodwill and Other.

Topic 350, Intangibles – Goodwill and Other, is generally based on Financial Staff Position (“FSP) 142-3 Determination of the Useful Life of Intangible Asset, which was issued by the FASB in April 2008, which among other things, amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Topic 350. The intent of the Topic is to improve the consistency between the useful life of a recognized intangible asset under Topic 350 and the period of expected cash flows used to measure the fair value of the asset, under Topic 805 Business Combinations which is generally based on SFAS 141R, Business Combinations, and other GAAP principles.  The provisions of Topic 350 are effective for fiscal years beginning after December 15, 2008. Topic 350 is effective for our fiscal year beginning January 1, 2009.  The adoption of Topic 350 did not have a material impact on our consolidated financial statements.

FASB Accounting Standards Codification Topic 805, Business Combinations.

Topic 805, Business Combinations, is generally based on Financial Accounting Standards No. 141 (revised 2007), Business Combinations, issued by the FASB in December 2007, which among other things, establishes principles and requirements regarding the method in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination, and (iv) requires costs incurred to effect an acquisition to be recognized separately from the acquisition. Topic 805 is effective for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard changes the accounting treatment for business combinations on a prospective basis. We believe that the adoption of Topic 805 has had a material impact on our financial position and results of operations as disclosed below.

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary (the “Merger Sub”), and MediVision, pursuant to which the Merger Sub would have merged with and into MediVision with MediVision as the surviving entity. On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated.

We capitalized $519,820 and $527,327 in 2008 and 2007, respectively, for a total of $1,047,047 of costs related to the proposed merger with MediVision. In accordance with FASB Topic 805, Business Combinations, we must expense these costs. To comply with Topic 805 we have retroactively calculated our consolidated balance sheet as of December 31, 2008 and our consolidated statement of operations and consolidated cash flow statements for the year ended December 31, 2008. Our consolidated balance sheet as of December 31, 2008 and consolidated statement of operations and consolidated cash flow statement for the year ended December 31, 2008 report merger-related costs as expenses for comparative purposes. Beginning in 2009, we have expensed, within general and administrative expenses in our consolidated statement of operations, any new merger-related costs. The pro forma impact of this adjustment to our 2008 consolidated financial statements as of and for the year ended December 31, 2008 is $519,720, respectively, as shown below:

Statement of Operations:	FY 2008	FY 2008 Revised For Topic 805
Net revenues	$12,491,117	$12,491,117
Cost of sales	5,768,483	5,768,483
Gross profit	$6,722,634	$6,722,634
Total operating expenses	7,804,968	8,324,688
Net loss	$(2,465,805)	$(2,985,524)
Basic loss per share	$(0.15)	$(0.18)
Balance Sheet:
Total Assets	$13,671,756	$12,624,709
Total Liabilities	$6,178,256	$6,178,255
Total Stockholders’ Equity	$7,493,500	$6,446,454
Total Liabilities and Stockholders’ Equity	$13,671,756	$12,624,709

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principals (“GAAP”). The information contained in the financial statements is primarily financial information based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

We re-evaluate our estimates and assumptions that we use in our financial statements on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot definitively determine whether our assumptions and estimates will change in the future. Based on history, however, it is likely that there will be changes in some of our estimates and assumptions.

Revenue Recognition

Our revenue recognition policies comply with applicable accounting rules and regulations including FASB Accounting Standards Codification Topic 985, Software, and Topic 605, Revenue, Subtopic 25 Multiple-Element Arrangements. Under Topic 605, Subtopic 25, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

Revenue for products is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. In addition, consideration received from our customer agreements is fixed and no specific refund rights are included in the arrangement and, thus, such consideration is reliably measurable. We defer 100% of the revenue from sales shipped during the period that we believe may be uncollectible.

Installation revenue is recognized when the installation is complete. Separate amounts are charged and assigned in the customer quote, sales order and invoice for installation and training services. These amounts are determined based on fair value, which is calculated in accordance with industry and competitor pricing of similar services and adjustments according to market acceptance. There is no price reduction in the product price if the customer chooses not to have us complete the installation.

Extended product service contracts are offered to our customers and are generally entered into prior to the expiration of our one year product warranty. The revenue generated from these transactions is recognized over the contract period, normally one to four years.

We do not have a general policy for cancellation, termination or refunds associated with the sale of our products and services.  All items are on one quote/purchase order with payment terms specified for the whole order.

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

We calculate a tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future.  In doing so, we determine the amount of our unlimited and capped NOL amounts we will more likely than not be able to use and the deferred tax asset amount related to the temporary differences of our balance sheet accounts.

FASB Accounting Standards Codification Topic No. 740, Taxes, provides the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Topic No. 740 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, Topic No. 740, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We apply FASB Accounting Standards Codification Topic No. 740 to all of our tax positions.

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

In 2009, the general warranty reserve increased from $67,000 to $98,599 due to the increase in product shipments compared to the amount of replacements, repairs or upgrades performed.

In 2008, the general warranty reserve decreased from $128,250 to $67,000 due to the decrease in product shipments and the amount of replacements, repairs or upgrades performed.

Securities Purchase Agreement

On June 24, 2009, we entered into a Purchase Agreement AccelMed.  Pursuant to the terms of the Purchase Agreement, we completed the 1st installment on June 24, 2009, whereby we issued and sold to AccelMed 9,633,228 shares of our common stock and a warrant to purchase up to 3,211,076 shares, at an exercise price of $1.00 per share, for an aggregate purchase price of $3,999,972.  This Purchase Agreement required that we deliver shares as part of a physical settlement, thus, we classified this Purchase Agreement as a permanent equity transaction.

The 1st Installment was recorded as an increase in cash and equity of $3,999,972.  We treated the warrants issued in the 1st Installment as a reduction to our common stock and an increase to additional paid-in-capital.  (For additional details, see Item 8. Financial Statements and Supplementary Data, Note 6. Related Party Transactions, U.M. AccelMed, Limited Partnership).

Convertible Debt and Warrants

On October 29, 2007, we issued convertible notes (the “Notes”) which are convertible into shares of our common stock and warrants (the “Warrants”) to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”) to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share.  These warrants expire on December 10, 2012.

On June 24, 2009, we entered into an Extension Agreement (the “Extension Agreement”) by and between us and the Holders.  Pursuant to the Extension Agreement, with respect to the Notes, the Holders agreed to extend the principal payments due thereon for 18 months, such that the next principal payment with respect to the Notes will be due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011.  As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to the Holders to purchase an aggregate of 500,000 shares of our common stock.  These New Warrants have an exercise price of $1 per share and expire on June 24, 2012. Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement with AccelMed, the conversion and exercise prices changed from $1.64 to $1.1375 per share for the Notes and $1.87 to $1.2970 per share for the Warrants.  Based on these changes, the Holders may receive up to an additional 431,700 and 272,421 shares of common stock under the Notes and Warrants, respectively. On March 18, 2010 the Holders converted $150,000 of the Convertible Notes principle balance into 131,868 shares of our common stock. Additionally, on March 24, 2010 the Holders converted $100,000 of the principal balance on the Convertible Note into 87,912 shares of our common stock. (For additional details, see Item 8. Financial Statements and Supplementary Data, Note. 5. Notes Payable.)

On October 23, 2009, in connection with the assumption of the United Mizrahi loan, we issued to United Mizrahi Bank a warrant (the “Warrant”) to purchase 350,000 shares of our common stock at an exercise price of $1.00 which will expire upon the earlier of October 23, 2012 or twelve months following the completion of (1) a primary public offering of our common stock (a “Public Offering”) or (2) (a) the sale of all or substantially all of our assets or (b) the merger or consolidation of the Company with or into another entity, pursuant to which 50% of the Company’s outstanding common stock is held by person(s) who prior to the transaction held, in aggregate, less than 5% (together, a “Liquidity Event,” and together with a Public Offering, an “Exit Event”); provided however, if the underwriter in a Public Offering or the purchasing person(s) in a Liquidity Event require that all our outstanding warrants and options, including the Warrant be exercised prior to or part of the Public Offering or Liquidity Event, as applicable, then the Warrant will terminate, subject to certain notice requirements, upon completion of such transaction.

The exercise price of the Warrant is $1.00, subject to the happening of certain events, including, but not limited to, the payment of a stock dividend or a stock split.  The Warrant also includes certain anti-dilution provisions if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula. (For additional details, see Item 8. Financial Statements and Supplementary Data, Note 6. Related Party Transactions, Warrant to United Mizrahi Bank).

There were 4,950,168 warrants outstanding and exercisable as of December 31, 2009 with a weighted average remaining contractual life of 2.6 years, a weighted average exercise price of $1.05.  There is no intrinsic value of warrants outstanding at December 31, 2009. (For additional details, see Item 8. Financial Statements and Supplementary Data, Note. 11. Warrants)

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the year ended December 31, 2009 by $190,024.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We determined that the software was technologically feasible because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the year ended December 31, 2009 was $383,612.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and so, we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the year ended December 31, 2009 was $168,236.

Principles of Consolidation

The consolidated financial statements include the accounts of OIS, Abraxas Medical Solutions, Inc., a Delaware, corporation (“Abraxas”), the 63% investment in CCS Pawlowski GmbH (“CCS”) a German Corporation, OIS Europe, a Belgian based branch of OIS, and OIS Global, an Israel based subsidiary of OIS. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currencies

The Consolidated Financial Statements are presented in the reporting currency of Ophthalmic Imaging Systems, U.S. Dollars (“USD”). The functional currency for the Company’s wholly-owned subsidiary, OIS Europe and our 63% investment in CCS, is the European Union Euro (€).    Accordingly, the balance sheet of OIS Europe and CCS is translated into USD using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded directly in shareholders’ equity as “foreign currency translation adjustment.” Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded in the statement of operations. The statement of cash flows reflects the reporting currency equivalent of foreign currency cash flows using the exchange rates in effect at the time of the cash flow.

Segment Reporting

Our business consists of two operating segments: OIS and Abraxas, our wholly-owned subsidiary.  Our management reviews Abraxas’ results of operation separately from that of OIS. Our operating results for Abraxas exclude income taxes. The provision for income taxes is calculated on a consolidated basis, and accordingly, is not presented by segment. It is excluded from the measure of segment profitability as reviewed by our management. CCS does not meet the materiality requirements for segment reporting, and accordingly, CCS’ financial information is reported as Other in the following table.

We evaluate our reporting segments in accordance with According to FASB Accounting Standards Codification Topic 280, Segment Reporting. Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker as defined by Topic 280. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the years ending December 31, 2009, and 2008:

2009	OIS	Abraxas	Other	Total
Statement of Operations:

Net revenues	$11,666,981	$1,752,474	$149,845	$13,569,300
Gross profit	6,812,957	401,459	112,605	7,327,021
Operating loss	(4,445,823)	(1,879,061)	(17,643)	(6,342,527)
Net loss (Consolidated)				(5,485,396)

Balance Sheet:
Assets	10,848,803	1,592,057	596,517	13,037,377
Liabilities	6,960,164	511,580	124,871	7,596,615
Stockholders’ equity	$7,343,181	$(2,361,507)	$459,088	$5,440,762

2008	OIS	Abraxas	Other	Total
Statement of Operations:

Net revenues	$12,192,867	$298,250	-	$12,491,117
Gross profit	6,872,733	(150,099)	-	6,722,634
Operating loss	(848,012)	(754,042)	-	(1,602,054)
Net loss (Consolidated)				(2,985,524)

Balance Sheet:
Assets	10,720,591	1,904,118	-	12,624,709

Liabilities	5,992,986	185,269	-	6,178,255
Stockholders’ equity	$7,231,300	$(784,846)	-	$6,446,454

Other

We expense all costs as incurred, including costs of services performed under extended warranty contracts. Estimates are used in determining the expected useful lives of depreciable assets.

Results of Operations

Selected Financial Data

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Statement of Operations:
Net revenues	$13,569,300	$12,491,117	$14,489,044
Cost of sales	6,242,279	5,768,483	6,265,695
Gross profit	7,327,021	6,722,634	8,223,349
Total operating expenses	13,669,548	8,324,688	7,338,224
(Loss) income from operations	(6,342,527)	(1,602,054)	885,125
Other income (expense), net	860,918	(84,470)	141,104
Net (loss) income before provision for income tax expense	(5,481,609)	(1,686,524)	1,026,229
Provision for income tax expense	(3,787)	(1,299,000)	(940)
Net (loss) income	$(5,485,396)	$(2,985,524)	$1,025,289
Less: Noncontrolling interest share	8,511	-	-
Net (loss) income attributable to Ophthalmic Imaging Systems	$(5,476,885)	$(2,985,524)	$1,025,289

Basic earnings per share	$(0.25)	$(0.18)	$0.06
Shares used in the calculation of basic loss per share	21,842,234	16,866,831	16,682,773
Diluted loss per share	N/A	N/A	$0.06
Shares used in the calculation of diluted loss per share	N/A	N/A	18,023,500

Balance Sheet:	DECEMBER 31,
Assets:	2009	2008	2007
Cash and investments	$5,406,239	$2,224,625	$7,630,284
Accounts receivable, net	2,710,987	1,698,093	2,535,843
Accounts receivable, related party	-	500,365	397,307
Note receivable, related party	-	2,878,234	1,146,872
Inventories, net	991,325	1,206,733	746,342
Other current assets	179,451	233,418	1,849,732
Total Current Assets	9,288,002	8,741,468	14,306,380
Licensing agreement	-	273,808	273,808
Prepaid products	-	560,000	460,000
Capitalized software development	767,220	1,150,831	-
AcerMed asset purchase	380,053	570,077	90,815
Capitalized imaging software	336,475	424,244	-
Goodwill	807,000	-	-
Customer relationship intangibles	481,364	-	-
Other intangibles	199,000	-	-
Other assets	778,263	904,281	1,028,565
Total Assets	$13,037,377	$12,624,709	$16,159,568

	YEARS ENDED DECEMBER 31,
	2009	2008	2007

Liabilities:
Accounts payable	$867,672	$831,980	$726,573
Accrued liabilities	1,718,991	1,174,229	1,492,747
Deferred extended warranty – current portion	1,632,494	1,522,308	1,347,045
Notes payable - current portion	34,048	1,611,063	1,029,643
Total Current Liabilities	4,253,205	5,139,580	4,596,008
Deferred extended warranty – non current portion	247,231	388,516	257,270
Notes payable – non-current portion	2,946,179	500,159	1,564,226
Other liabilities	150,000	150,000	150,000
Total Liabilities	$7,596,615	$6,178,255	$6,567,504

Ophthalmic Imaging Systems stockholders’ equity:

Common stock	20,089,592	16,504,773	16,474,720
Additional paid in capital	420,610	966	191,104
Accumulated deficit	(15,536,170)	(10,059,285)	(7,073,760)
Cumulative translation	2,241	-	-
Total Ophthalmic Imaging Systems stockholders’ equity:	4,976,273	6,446,454	9,592,064
Noncontrolling interest	464,489
Total Stockholders’ Equity	$5,440,762	$6,446,454	$9,592,064
Total Liabilities and Stockholders’ Equity	$13,037,377	$12,624,709	$16,159,568

	Years Ended December 31,
	2009	2008	2007
Statement of Cash Flows Data:
Net cash (used in) provided by operating activities	$(62,003)	$(739,822)	$112,287
Net cash used in investing activities	(1,368,474)	(4,016,871)	(1,447,691)
Net cash provided by (used in) financing activities	4,608,088	(649,966)	2,801,831
Effect of exchange rate changes on cash and cash equivalents	4,003	-	-
Net increase (decrease) in cash and cash equivalents	$3,181,614	$(5,405,659)	$1,466,427

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

Revenues

Our revenues for the year ended December 31, 2009 were $13,569,300 representing an increase of $1,078,183 or 9% as compared to revenues of $12,491,117 for the year ended December 31, 2008. The increase in revenues for 2009 resulted from an increase in total product sales of $1,055,767 and service sales of $22,416.  The increase in product sales is due to EMR/PM product revenue of $1,638,926, product revenue from our new subsidiaries, CCS and OIS Europe of $128,155, Symphony revenue of $501,800, offset by a decrease in WinStation revenue of $1,213,114.  The increase in service sales of $22,416 is due to an increase in service revenue from Abraxas of $84,074, service revenue for the fourth quarter of our new subsidiaries, CCS and OIS Europe of $22,323, offset by a decrease in service revenue from our WinStation and Symphony product line of $83,981.

Digital angiography systems and EMR and PM products accounted for approximately 73% and 71% of our total revenues during 2009 and 2008, respectively. Service revenue for the years ended 2009 and 2008 accounted for approximately 27% and 29% of our total revenues for the years ended 2009 and 2008, respectively.

Gross Margins

Gross margins remained flat at 54% during fiscal 2009 and 2008, respectively. We anticipate that our gross margins will increase if our product sales grow to cover our fixed personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses accounted for 30% and 32% of revenues during fiscal 2009 and 2008, respectively. Sales and marketing expenses were $4,124,480 during fiscal 2009, representing an increase of $89,664 or 2% compared to sales and marketing expenses of $4,034,816 in fiscal 2008. The increase in sales and marketing expense was primarily the result of expansion of the sales and marketing department during the year.

General and Administrative Expenses

General and administrative expenses as a percentage of revenues remained flat at 17% during fiscal 2009 and 2008, respectively. Expenses were $2,255,389 during fiscal 2009, representing an increase of $185,177 or 9% compared to expenses of $2,070,212 during fiscal 2008. The increase is primarily due to an increase of bad debt expense related to customers of approximately $239,000, an increase of general and administrative expenses related to the acquisition of the CCS and OIS Europe operations of approximately $62,000, offset by a decrease in legal expenses of approximately $493,000.

Impairment related to the debt of MediVision of $4,436,187 during fiscal 2009 was comprised of accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively, $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit and $273,808 that we paid to MediVision for exclusivity rights to sell the Electro-optical Unit in the U.S.  Based upon revised estimates and the timing of the shifting of business focus from the Electro-optical Unit to other products through the end of 2010, management decided to impair the aggregate balance of intercompany indebtedness from MediVision.

Research and Development Expenses

Research and development expenses accounted for 21% of revenues during fiscal 2009 and 18% during fiscal 2008. Expenses were $2,853,492 during 2009, representing an increase of $633,832 or 29% compared to expenses of $2,219,660 during 2008. The increase in research and development is due to the capitalization of $1,150,831 of research and development expenses performed by Abraxas during fiscal 2008 offset by the decrease in research and development performed by MediVision of $439,168 and Abraxas of $77,831 during fiscal 2009.

Other Income (Expense), net

Other income (expense) was $860,918 during 2009 compared to $(84,922) during 2008. The increase of $945,840 in other income was primarily due to a legal settlement between OIS and a former employee of $1,200,000 offset by an increase in interest expense of $70,474 from the convertible notes outstanding, combined with a decrease in interest income of $171,436 resulting from reduction of interest earned on notes receivable which were impaired during 2009.

Income Taxes

The income tax expense for the year ended December 31, 2009 consisted of the following:

	Federal		State	Total
2009
Current	$		$3,787	$3,787
Deferred		(1,974,000)	(280,000)	(2,254,000)
Change in valuation allowance		1,974,000	280,000	2,254,000
Total income tax expense		$-	$3,787	$3,787

In 2009, we determined that it is not more-likely-than-not that we will be able to use any of our deferred tax asset in the future. We analyzed our operating results from 2008, 2009, and projected operating results for 2010, combined with the downward turn in the economy, and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future.

The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and (112%), see Item 8. Financial Statements and Supplementary Data, Note 9. Income Taxes, for the reconciliation of the statutory rate to the effective tax rate.

Net Loss

We reported a net loss of $5,476,885 or $0.25 basic loss per share during 2009 compared to net loss of $2,985,524 or $0.18 basic loss per share during 2008.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 9% and 7% of our net sales for 2009 and 2008, respectively.

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

General and Administrative Expenses

General and administrative expenses accounted for 17% and 15% of revenues in fiscal 2008 and 2007, respectively. Expenses were $2,070,212 during fiscal 2008, representing a decrease of $141,866 or 6% compared to expenses of $2,212,078 during fiscal 2007. The decrease is primarily due to an increase in the general and administrative allocation of OIS to other departments of approximately $154,000, a decrease in OIS bonus expense related to writing off of executive bonuses that were accrued in 2007 but not approved for payment in 2008 of $143,000, a decrease in investor relations and business development expenses of approximately $101,000, offset by an increase in legal expenses of approximately $132,000 and the addition of Abraxas’ general and administrative expenses of $166,000.

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

Other Income (Expense), net

Other expense was ($84,922) during 2008 compared to other income of $141,104 during 2007. The increase of $226,026 in other expense was primarily due to an increase of interest expense of $92,628 from the convertible notes outstanding, combined with a decrease in interest income of $98,638 resulting from a combination of a decrease of our cash balance and a decrease in interest rates. (For details of the convertible notes, see Item 8. Financial Statements and Supplementary Data, Note 5. Notes Payable.

Income Taxes

The income tax expense for the year ended December 31, 2008 consisted of the following:

	Federal	State	Total
2008
Current	$(43,000)	$-	$(43,000)
Deferred	(503,000)	(81,000)	(584,000)
Change in valuation allowance	1,845,000	81,000	1,926,000
Total income tax	$1,299,000	$-	$1,299,000

In 2008, we determined that we will not more-likely-than-not be able to use any of our deferred tax asset in the future. We analyzed our operating results from 2007, 2008 and projected operating results for 2009, combined with the downward turn in the economy and results of our largest annual tradeshow in the fourth quarter of 2008 and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future.  In 2007, we determined that we will use $2,334,000 of capped net operating losses in the future and projected taxable income in 2008. In 2007, we did not have enough information to determine whether we would use the remaining net operating losses of $539,855. We had no net operating loss carryforward for California state income tax purposes at December 31, 2007.

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

Net (Loss) Income

We reported a net loss of ($2,985,524) or ($0.18) basic loss per share during 2008 compared to net income of $1,025,289 or $0.06 basic earnings per share during 2007.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 7% and 5% of our net sales for 2008 and 2007, respectively.

Balance Sheet

Our assets increased by $412,668 as of December 31, 2009 as compared to the December 31, 2008. This increase was primarily due to a increase in cash and equivalents of $3,181,614 as a result of the sale and issuance of our securities to AccelMed, an increase in accounts receivable of $1,012,894 as a result of an increase in sales, an increase in assets associated with businesses acquired of $1,500,000, offset by a decrease in notes and accounts receivable from related parties of $2,878,234 and $500,365, a decrease of licensing agreements and prepaid products associated with related parties of $273,808 and $560,000, a decrease in inventory of $215,408 due to higher sales than expected at the end of the year, amortization of prepaid financing fees of $66,585 and the amortization of capitalized  software development and research and development of $741,872.

Our liabilities increased by $1,418,359 mainly due to the $1,500,000 loan assumed in connection with the MediVision Asset Purchase which was completed during 2009.

Our stockholders’ equity decreased by $1,005,692 primarily due to the net loss from fiscal 2009 of ($5,476,885), offset by the net proceeds of the AccelMed stock purchase of $3,552,599, the increase in additional paid-in capital of $419,644 related to the warrants from the stock purchase and debt financing, an increase of $464,489 of noncontrolling interest related to the MediVision Asset Purchase.

Liquidity and Capital Resources

The Company maintains a $150,000 line of credit agreement with Wells Fargo Bank. The line is secured by a pledged deposit with the bank totaling $158,213 at December 31, 2009. Advances on the line bear interest at prime (3.25% at December 31, 2009) with interest due monthly. As of December 31, 2009 we borrowed $150,000 against the line of credit. The line matures on May 10, 2011.

Our operating activities used cash of $60,243 during 2009 as compared to $739,822 during 2008. The cash used by operations in 2009 was primarily due to the net loss of ($5,485,396), offset by the non-cash write-off of MediVision notes receivables of $3,152,042, related party receivable of $500,365, prepaid products of $560,000, the amortization of capitalize software of $168,236, the amortization of software licenses of $573,635, and  the change in customer deposits of $463,782.

Net cash used in investing activities was $1,368,474 during 2009 versus $4,016,871 during 2008. Our primary investing activities in 2009 consisted of costs related to the acquisition of substantially all the assets of MediVision, net of cash acquired, of $1,708,523 and capital asset acquisitions of $132,951, offset by the acquisition of the noncontrolling interests related to the MediVision acquisition of $473,000.

Cash provided by financing activities was $4,608,090 during 2009 as compared to cash used in financing activities of $648,966 during 2008. The cash provided by financing activities during 2009 was primarily from proceeds of $1,500,000 from new borrowings, $3,999,972 from the proceeds of sale of stock, offset by $732,984 of principal payments on notes receivable, and stock issuance costs of $158,898.

On December 31, 2009, our cash and cash equivalents were $5,406,239. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

Trends

The current recession in the United States has negatively impacted our sales revenue in 2009 and 2008 and may continue to do so in 2010. Our sales have been affected by the physicians’ hesitation to purchase capital equipment in the current economic climate. The American Recovery and Reinvestment Act of 2009 (“ARRA”) may have a positive impact on the sales of our EMR/PM products.  Other than this, we are unaware of any known trends, events or uncertainties that have or are reasonably likely to have a material impact on our financial condition, results from operations, or short or long-term liquidity.

Off- Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the year ended December 31, 2009 and 2008 are attached hereto.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2009 and 2008 and
For the Years Ended December 31, 2009 and 2008

PERRY-SMITH
THE POWER OF CONFIDENCE

Perry-Smith LLP
400 Capitol Mall | Suite 1200
Sacramento, CA 95814
www.perry-smith.com
916.441.1000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying consolidated balance sheets of Ophthalmic Imaging Systems and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, as of December 31, 2008, the Company capitalized $1,047,047 of costs related to a proposed merger with Medivision Medical Imaging, Ltd. The merger was formally terminated on March 16, 2009. As a result, and in conjunction with the adoption of Financial Accounting Standards Board, Accounting Standards Codification Topic 805, *Business Combinations*, the Company expensed these costs in 2009 on a retrospective basis.

We were not required or engaged to examine the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

Perry-Smith LLP

Sacramento, California
March 24, 2010

Sacramento | San Francisco

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$5,406,239	$2,224,625
Accounts receivable, net of allowance for doubtful accounts of $434,949 and $210,146 as of December 31, 2009 and 2008, respectively	2,710,987	1,698,093
Receivables from related parties	-	500,365
Notes receivable from related party	-	2,878,234
Inventories	991,325	1,206,733
Prepaid expenses and other current assets	179,451	233,418
Total current assets	9,288,002	8,741,468

Restricted cash	158,213	158,031
Furniture and equipment, net	481,394	409,280
Licensing agreement	-	273,808
Prepaid products	-	560,000
Capitalized imaging software	336,475	504,711
Capitalized software development	767,220	1,150,831
AcerMed asset purchase	380,053	570,077
Goodwill	807,000	-
Customer relationship intangible assets	481,364	-
Other intangible assets	199,000	-
Prepaid financing	22,195	88,780
Other assets	116,461	167,723
Total assets	$13,037,377	$12,624,709

(Continued)

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$867,672	$831,980
Accounts payable related party	41,847	--
Accrued liabilities	1,115,902	1,072,551
Deferred extended warranty revenue – current portion	1,632,491	1,522,308
Customer deposits	561,245	101,678
Notes payable - current portion	34,048	1,611,063
Total current liabilities	4,253,205	5,139,580

Deferred extended warranty revenue, less current portion	247,231	388,516
Line of credit	150,000	150,000
Notes payable, less current portion	2,946,179	500,159
Total liabilities	7,596,615	6,178,255

Commitments and contingencies

Ophthalmic Imaging Systems stockholders’ equity:
Common stock, no par value, 100,000,000 shares authorized; 26,500,059 and 16,866,831 shares issued and outstanding at December 31, 2009 and 2008, respectively	20,089,592	16,504,773
Additional paid in capital	420,610	966
Accumulated deficit	(15,536,170)	(10,059,285)
Cumulative translation adjustment	2,241	-
Total Ophthalmic Imaging Systems’ stockholders’ equity	4,976,273	6,446,454

Noncontrolling Interest	464,489	-
Total liabilities and stockholders’ equity	$13,037,377	$12,624,709

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF OPERATIONS
For the Years Ended December 31, 2009 and 2008

	2009	2008

Sales – products	$9,530,555	$7,990,300
Cost of sales – products	3,799,236	3,811,212
Cost of sales – amortization	741,871	-
Gross profit – products	4,989,448	4,179,088

Sales – products to related parties	338,492	822,980
Cost of sales – products to related parties	201,093	444,186
Gross profit –products to related parties	137,399	378,794

Sales – service	3,700,253	3,677,837
Cost of sales – service	1,500,079	1,513,085
Gross profit – service	2,200,174	2,164,752

Net revenues	13,569,300	12,491,117
Cost of sales	6,242,279	5,768,483
Gross profit	7,327,021	6,722,634

Operating expenses:
Sales and marketing	4,124,480	4,034,816
General and administrative	2,255,389	2,070,212
Impairment related to the debt of MediVision	4,436,187	-
Research and development	2,559,478	332,123
Research and development-related parties	294,014	1,887,537

Total operating expenses	13,669,548	8,324,688

Loss from operations	(6,342,527)	(1,602,054)
Other income (expense):
Interest expense	(215,729)	(145,255)
Other expense	(186,592)	(173,890)
Interest income	63,239	234,675
Other income-legal settlement	1,200,000	-

Total other income (expense)	860,918	(84,470)

Net loss before provision for income tax expense	(5,481,609)	(1,686,524)

Provision for income tax expense	(3,787)	(1,299,000)

Net loss	(5,485,396)	(2,985,524)

Less: Noncontrolling interest’s share	8,511	-

Net loss attributable to Ophthalmic Imaging Systems	$(5,476,885)	$(2,985,524)

Basic loss per share	$(0.25)	$(0.18)

Shares used in the calculation of basic loss per share	21,842,234	16,866,831

The amount of anti-dilutive shares for the twelve months ended December 31, 2009 and 2008 are 520,748 and 69,167, respectively.

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF OPERATIONS
As of and For the Years Ended December 31, 2009 and 2008

	2009	2008

Net loss attributable for Ophthalmic Imaging Systems	$(5,476,885)	$(2,985,524)

Other comprehensive income
Foreign currency translation	2,241	-

Comprehensive net loss	$(5,474,644)	$(2,985,524)

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009 and 2008

	Ophthalmic Imaging Systems’ Shareholders’ Equity
	Common Stock		Additional Paid in	Accumulated	Cumulative	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Translation	Interest	Equity
Balance, January 1, 2008	16,866,831	$16,474,720	$191,104	$(7,073,761)	—	—	$9,592,063
Stock based compensation	—	30,053	—	—	—	—	30,053
Additional paid in capital – convertible note & warrants	—	—	(190,138)	—	—	—	(190,138)
Net loss	—	—	—	(2,985,524)	—	—	(2,985,524)

Balance, December 31, 2008	16,866,831	16,504,773	966	(10,059,285)	—	—	6,446,454

Stock based compensation	—	32,220	—	—	—	—	32,220
Stock issuance, net of $158,899 issuance cost and $288,473 warrant fair market value	9,633,228	3,552,599	288,473	—	—	—	3,841,072
Additional paid in capital – convertible note & warrants	—	—	131,171	—	—	—	131,171
Noncontrolling interest	—	—	—	—	—	$473,000	473,000
Cumulative translation	—	—	—	—	$2,241	—	2,241
Net loss	—	—	—	(5,476,885)	—	(8,511)	(5,485,396)
Balance, December 31, 2009	26,500,059	$20,089,592	$420,610	$(15,536,170)	$2,241	$464,489	$5,440,762

The accompanying notes are an integral
part of these financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(5,485,396)	$(2,985,524)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,224	187,796
Loss (gain) on disposal of asset	207	(2,114)
Stock based compensation expense	32,220	30,053
Discount related to note payable	131,171	(23,817)
Change in accounts receivable	(1,043,376)	832,268
Provision for bad debt	224,803	5,482
Change in accounts receivable – related parties	-	(103,059)
Write-off of MediVision assets	3,152,042	-
Change in related party receivable	500,365	-
Change in prepaid products	560,000	-
Change in inventories	307,939	(460,391)
Change in prepaid expenses and other current assets	53,967	274,314
Amortization of prepaid financing related to note payable	66,585	59,585
Amortization of Symphony Web software	168,236	-
AcerMed software license amortization	573,635	-
Change in other assets	49,317	10,187
Change in accounts payable	(13,968)	105,407
Change in accounts payable – related parties	41,847	-
Change in accrued liabilities	(51,501)	(364,762)
Change in deferred extended warranty revenue	(31,102)	306,509
Change in customer deposits	463,782	46,244
Change in deferred tax asset	-	1,342,000
Net cash used in operating activities	(62,003)	(739,822)

Cash flows from investing activities:
AcerMed asset purchase	-	(479,262)
Advance to related parties	-	(1,731,362)
Development of imaging software	-	(424,244)
Software development capitalization	-	(1,150,831)
Other capitalized software investments	-	(88,418)
Licensing rights	-	(24,112)
Patents	-	59,483
APA acquisition, net of cash acquired	(1,235,523)
Acquisition of furniture and equipment	(132,951)	(178,125)
Net cash used in investing activities	(1,368,474)	(4,016,871)

Cash flows from financing activities:
Principal payments on notes payable	(732,984)	(648,966)
Proceeds from note payable, United Mizrahi Bank	1,500,000	-
Proceeds from sale of stock, net of expenses	3,999,971	-
Stock issuance costs (payment of due diligence)	(158,899)	-
Net cash provided by (used in) financing activities	4,608,088	(648,966)

Effect of exchange rate changes on cash and cash equivalents	4,003	-

Net increase (decrease) in cash and cash equivalents	3,181,614	(5,405,659)
Cash and cash equivalents, beginning of the year	2,224,625	7,630,284
Cash and cash equivalents, end of the year	$5,406,239	$2,224,625

Supplemental schedule of cash flow information:
Cash paid for taxes	$12,405	$5,619
Cash paid for interest	$19,987	$120,225

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

Principals of Consolidation

In January 2008, the Company, through Abraxas Medical Solutions, Inc., a wholly-owned subsidiary (“Abraxas”), purchased substantially all of the assets of AcerMed, Inc., a leading software developer for Electronic Medical Records (EMR) and Practice Management (PM) software.

On October 21, 2009, the Company completed its Asset Purchase transaction with MediVision to purchase substantially all the assets of MediVision, which was completed on October 21, 2009. Such assets include the European operations which consisted of MediVision’s business as conducted by CCS Pawlowski GmbH (“CCS”) and its branch office in Belgium (the “OIS Europe”). Accordingly, the Company began consolidating the results of operations of CCS and OIS Europe as of October 21, 2009.

The consolidated financial statements include the accounts of OIS, Abraxas, the 63% investment in CCS, OIS Europe, and OIS Global. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currencies

The consolidated financial statements are presented in the reporting currency of Ophthalmic Imaging Systems, U.S. Dollars (“USD”). The functional currency for the Company’s wholly-owned subsidiary, OIS Europe and its 63% investment in CCS, is the European Union Euro (€).    Accordingly, the balance sheet of OIS Europe and CCS is translated into USD using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded directly in shareholders’ equity as “Foreign currency translation adjustment.” Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded in the statement of operations. The statement of cash flows reflects the reporting currency equivalent of foreign currency cash flows using the exchange rates in effect at the time of the cash flow.

Segment Reporting

Our business consists of two operating segments: OIS and Abraxas, our wholly-owned subsidiary.  Our management reviews Abraxas’ results of operation separately from that of OIS. Our operating results for Abraxas exclude income taxes. The provision for income taxes is calculated on a consolidated basis, and accordingly, is not presented by segment. It is excluded from the measure of segment profitability as reviewed by our management. CCS does not meet the materiality requirements for segment reporting, and accordingly, CCS’ financial information is reported as Other in the following table.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We evaluate our reporting segments in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting (“Topic 280”). Our Chief Financial Officer (“CFO”) has been determined as the Chief Operating Decision Maker as defined by Topic 280. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the years ended December 31, 2009 and 2008:

2009	OIS	Abraxas	Other	Total
Statement of Operations:

Net revenues	$11,666,981	$1,752,474	$149,845	$13,569,300

Gross profit	6,812,957	401,459	112,605	7,327,021

Operating loss	(4,445,823)	(1,879,061)	(17,643)	(6,342,527)

Net loss (Consolidated)				(5,485,396)

Balance Sheet:

Assets	10,848,803	1,592,057	596,517	13,037,377

Liabilities	6,960,164	511,580	124,871	7,596,615

Stockholders’ equity	$7,343,181	$(2,361,507)	$459,088	$5,440,762

2008
Statement of Operations:

Net revenues	$12,192,867	$298,250	-	$12,491,117

Gross profit	6,872,733	(150,099)	-	6,722,634

Operating loss	(848,012)	(754,042)	-	(1,602,054)

Net loss (Consolidated)				(2,985,524)

Balance Sheet:

Assets	10,720,591	1,904,118	-	12,624,709

Liabilities	5,992,986	185,269	-	6,178,255

Stockholders’ equity	$7,231,300	$(784,846)	-	$6,446,454

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

The quote/purchase order the customer signs includes a line item for the rebate discount, which is then calculated into the net total. The quote specifically states that the old system must be received within 30 days from the completion of the installation of the upgrade for the customer to receive the discount. We then bill the customer for the full amount. At this point we record the gross sale amount and reserve for the rebate portion of the sale.  If a customer pays the full amount and the old system has not been returned yet, we assume that the customer will return the old system and record the rebate portion of the payment in a deposit liability account. If the customer pays the net amount and the old system has not been returned, we continue to bill the customer for the rebate portion until the old system is returned or the rest of the amount due is paid.

When 30 days have elapsed from the date the upgrade has been installed and the old system has not been received, we contact the customer and ask what the customer intends to do with the old system. If the customer intends to return the system, we continue to record the reserve. If the customer disposed of the system or intends to keep the system or contact cannot be made, we bill the customer for the full price of the upgrade system and stop reserving for the rebate credit. Until then, we continue to reserve for the rebate until we receive payment for the full price of the upgrade or the old system. These arrangements are not pervasive with our customers. If the old system is not returned, we stop reserving for the rebate portion. If the old system in not returned and we have received the full invoice amount, we remove the rebate portion of the payment out of the deposit liability account and apply it to the sale. At this point we stop reserving for the rebate.

If the old system is returned, we remove the rebate portion from the reserve account and reduce the accounts receivable.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers highly liquid investments with original maturities of three months or less as cash equivalents.

At December 31, 2009, the Company had deposits with carrying amounts of $5,406,239 including bank balances of $5,421,704. Federally insured balances totaled $926,354 and uninsured balances totaled $4,495,350 at December 31, 2009.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s policy of requiring deposits from customers, the number of customers we have and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. No single customer comprised 10% or more of net sales during the years ended December 31, 2009 or 2008.

Revenues from sales to customers located outside of the United States accounted for approximately 9% and 7% of net sales during the years ended December 31, 2009 and 2008, respectively.

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

Changes in the allowance for doubtful accounts were as follows:

Allowance at January 1, 2008	$204,664
Provision	69,177
Bad debt	(63,695)

Allowance at December 31, 2008	210,146
Provision	425,598
Bad debt	(200,795)

Allowance at December 31, 2009	$434,949

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  Amortization expense related to these assets was $190,024 for the year ended December 31, 2009.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software, and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years. Amortization expense related to this asset was $383,612 for the year ended December 31, 2009.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  Amortization expense related to this asset was $168,236 for the year ended December 31, 2009.

Revenue Recognition

Our revenue recognition policies comply with applicable accounting rules and regulations including FASB Accounting Standards Codification Topic 985, Software, and Topic 605, Revenue, and Subtopic 25, Multiple-Element Arrangements. Under Topic 605, Subtopic 25, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

Revenue for products is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If we make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. In addition, consideration received from our customer agreements are reliably measurable because the amount of the consideration is fixed and no specific refund rights are included in the arrangement and, thus, such consideration is reliably measurable. We defer 100% of the revenue from sales shipped during the period that we believe may be uncollectible.

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

Advertising Costs

Advertising expenditures totaled $114,301 and $58,485, for the years ended December 31, 2009 and 2008, respectively.

Income Taxes

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

We calculate a tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future.  In doing so, we determine the amount of our unlimited and capped NOL amounts we will more likely than not be able to use, and the deferred tax asset amount related to the temporary differences of our balance sheet accounts.

FASB Accounting Standards Codification Topic No. 740, Taxes, provides the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Topic No. 740 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, Topic No. 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We apply Topic No. 740 to all of our tax positions.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We do not currently allocate our taxes between us and our subsidiary, Abraxas, due to the immaterial impact of Abraxas on our tax provision.

Fair Value of Financial Instruments

At December 31, 2009 and 2008, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable, accrued liabilities and borrowings. The fair value of these financial instruments approximated their carrying value because of the short-term nature or variable rate terms of these instruments.

Loss Per Share

Basic earnings (loss) per share which excludes dilution, is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock, such as stock options, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of stock options in computing diluted earnings per share. The Company currently is in a loss position and does not calculate diluted earnings per share.

Stock-based Compensation

The Company uses a Black-Scholes-Merton option valuation model to determine the fair value of stock-based compensation. The Black-Scholes-Merton model incorporates various assumptions including the expected term of awards, volatility of stock price, risk-free rates of return and dividend yield. The expected term of an award is generally no less than the option vesting period and is based on the Company’s historical experience. Expected volatility is based upon the historical volatility of the Company’s stock price. The risk-free interest rate is approximated using rates available on U.S. Treasury securities with a remaining term equal to the option’s expected life. The Company uses a dividend yield of zero in the Black-Scholes-Merton option valuation model as it does not anticipate paying cash dividends in the foreseeable future.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Convertible Debt Securities and Detachable Warrants

The Company entered into a Purchase Agreement with certain accredited investors pursuant to which we issued to the purchasers, convertible notes and warrants (See Note 5. Notes Payable).

The Company computed the intrinsic value of the effective conversion price based on the proceeds received for or allocated to the convertible instrument, if any, of the embedded conversion option.  Thus, the Company first allocated the proceeds received in this financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis.  Then, the Company calculated the effective conversion used to measure the intrinsic value, if any, of the embedded conversion option based on the Black-Scholes-Merton option valuation model.  The Company adjusts for the changes in the Black-Scholes-Merton option valuation model at each reporting period. (Assumptions used are displayed in table below.)

	2009	2008
Dividend Yield	None	None
Expected Volatility	51.67	58.53
Risk Free Interest Rate	3.69	3.53
Expected terms (years)	3.00	3.83

Impact of New Financial Accounting Statements

FASB Accounting Standards Update No. 2010-8, Technical Corrections to Various Topics.

In February 2010, the FASB issued Accounting Update No. 2010-8, Technical Corrections to Various Topics, to eliminate inconsistencies and to clarify guidance on various Codification Topics. Except for certain amendments to Topic 815 and the nullification of paragraph 852-740-45-2, Update No. 2010-08 will become effective for the first reporting period beginning after issuance. Management is currently evaluating the potential impact of Accounting Standards Update No. 2010-08 on our consolidated financial results.

FASB Accounting Standards Update No. 2010-06, Fair Value Measurement and Disclosures.

In January 2010, the FASB issued Accounting Update No. 2010-06, Fair Value Measurement and Disclosures, to improve disclosures about Fair Value Measurements. The amendments in this Update will require new disclosures related to the transfer in and out of Level 1 and 2, and require that a reporting company present Level 3 activity on a gross basis rather than one net number. In addition, the amendments in this Update clarify existing disclosures related to the level of disaggregation and disclosures about inputs and valuation techniques. Update No. 2010-06 will begin to become effective for reporting periods beginning after December 15, 2009. Management is currently evaluating the potential impact of Accounting Standards Update No. 2010-06 on our consolidated financial results.

FASB Accounting Standards Update No. 2010-04, Accounting for Various Topics, Technical Corrections to SEC Paragraphs.

In January 2010, the FASB issued Accounting Update No. 2010-4, Accounting for Various Topics, Technical Corrections to SEC Paragraphs, to update SEC staff announcements for codification references. The adoption of Accounting Standards Update No. 2010-04 will not have a material impact on the consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash.

In January 2010, the FASB issued Accounting Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, to clarify the accounting for a distribution to shareholders that offers the ability to elect to receive the entire distribution in cash or shares. Accounting Standards Update No. 2010-06 will be effective for reporting periods beginning after December 15, 2009. Management is currently evaluating the potential impact of Accounting Standards Update No. 2010-01 on its consolidated financial results.

FASB Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance used to allocate and measure revenues by an enterprise that sells or leases tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in the Update require that hardware components of a tangible product containing software elements always be excluded from the software revenue guidance. The Update provides additional guidance on how to determine which software, if any, related to the tangible products also would be excluded from the scope of the software revenue guidance. Update No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of Accounting Standards Update No. 2009-14 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance which establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable revenue arrangement. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenues is based on entity-specific assumptions rather than assumptions of marketplace participation.  In addition, the amendment revises certain disclosure requirements.  Update No. 2009-13 will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. Management is currently evaluating the potential impact of Accounting Standards Update No. 2009-14 on our consolidated financial results.

FASB Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles.

In October 2009, the FASB issued Accounting Standards Update No. 2009-01, Generally Accepted Accounting Principles, to amend the FASB Accounting Standards Codification for the issuance of the FASB Statement No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB. Rules and interpretive releases of the Security and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of Update No. 2009-01 did not have a material impact on the consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Accounting Standards Codification Topic 855, Subsequent Events.

On June 30, 2009, we adopted Topic 855, Subsequent Events, which is generally based on Financial Accounting Standard 165 which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of Topic 855 did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Codification Topic 810, Consolidation, Subtopic 10 Overall, Section 65, Transition Related to FASB Statement No. 160 Noncontrolling Interest in Consolidated Financial Statements – an amendment to ARB No.51.

Topic 810, Consolidation, is based on Statement of Financial Accounting Standard No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51, which we adopted on January 1, 2009. Topic 810 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Topic defines a noncontrolling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. Topic 810 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of Topic 810 has had a material impact on our consolidated financial statements as related to the APA which closed on October 21, 2009.  (For additional details, see Note 6. Related Party Transactions, MediVision Medical Imaging Ltd., MediVision Asset Purchase.)

FASB Accounting Standards Codification Topic 810, Consolidation.

Topic 810 Consolidation, is generally based on Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which was issued in June 2009, which among other things requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Topic 810, Consolidation, became effective on January 1, 2010. Management is currently evaluating the potential impact of this Topic on our consolidated Financial Statements.

FASB Accounting Standards Codification Topic 350, Intangibles -- Goodwill and Other.

Topic 350, Intangibles – Goodwill and Other, is generally based on Financial Staff Position (“FSP”) 142-3, Determination of the Useful Life of Intangible Asset, which was issued by the FASB in April 2008, which among other things, amends the factors that should be considered in developing renewal or extension

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assumptions used to determine the useful life of a recognized intangible asset under Topic 350. The intent of the Topic is to improve the consistency between the useful life of a recognized intangible asset under Topic 350 and the period of expected cash flows used to measure the fair value of the asset, under Topic 805, Business Combinations, which is generally based on SFAS 141R, Business Combinations, and other GAAP principles.  The provisions of Topic 350 are effective for fiscal years beginning after December 15, 2008. Topic 350 is effective for our fiscal year beginning January 1, 2009.  The adoption of Topic 350 did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Codification Topic 805, Business Combinations.

Topic 805, Business Combinations, is generally based on Financial Accounting Standards No. 141 (revised 2007), Business Combinations, which was issued by the FASB in December 2007, which among other things, establishes principles and requirements regarding the method in which the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination and (iv) requires costs incurred to effect an acquisition to be recognized separately from the acquisition. Topic 805 is effective for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard changes the accounting treatment for business combinations on a prospective basis.  The adoption of Topic 805 has had a material impact on the financial position and results of operations as disclosed below.

On March 20, 2008, we entered into a definitive merger agreement (the “Merger Agreement”) with MV Acquisitions Ltd., an Israeli company and a wholly-owned subsidiary (“Merger Sub”), and MediVision, pursuant to which the Merger Sub would have merged with and into MediVision, with MediVision as the surviving entity. On March 16, 2009, we entered into a Termination Agreement with MediVision pursuant to which the Merger Agreement was terminated.

We capitalized $519,820 and $527,327 in 2008 and 2007, respectively, for a total of $1,047,047 of costs related to the proposed merger with MediVision.  In accordance with FASB Topic 805, Business Combinations, we must expense these costs. To comply with Topic 805 we have retroactively calculated our consolidated balance sheet as of December 31, 2008 and our consolidated statement of operations and consolidated cash flow statements for the year ended December 31, 2008. Our consolidated balance sheet as of December 31, 2008 and consolidated statement of operations and consolidated cash flow statement for the year ended December 31, 2008 report merger-related costs as expenses for comparative purposes. Beginning in 2009, we have expensed, within general and administrative expenses in our consolidated statement of operations, any new merger-related costs. The pro forma impact of this adjustment to our 2008 consolidated financial statements as of and for the year ended December 31, 2008 is $519,720, respectively, as shown below:

Statement of Operations:	FY 2008	FY 2008 Revised For Topic 805
Net revenues	$12,491,117	$12,491,117
Cost of sales	5,768,483	5,768,483
Gross profit	$6,722,634	$6,722,634
Total operating expenses	7,804,968	8,324,688
Net loss	$(2,465,805)	$(2,985,524)
Basic loss per share	$(0.15)	$(0.18)
Balance Sheet:
Total Assets	$13,671,756	$12,624,709
Total Liabilities	$6,178,256	$6,178,255
Total Stockholders’ Equity	$7,493,500	$6,446,454
Total Liabilities and Stockholders’ Equity	$13,671,756	$12,624,709

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.            INVENTORIES

Inventories as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Raw materials	$240,953	$413,603
Work-in-process	392,440	267,552
Finished goods	357,932	525,578
	$991,325	$1,206,733

3.            FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Research and manufacturing equipment	$196,655	$180,819
Office furniture and equipment	1,050,106	930,897
Automobiles	182,662	41,436
Demonstration equipment	128,055	19,368
	1,557,478	1,172,520
Less: accumulated depreciation and amortization	(1,076,084)	(763,240)
	$481,394	$409,280

Depreciation expense was $225,588 and $187,706 for fiscal years ended 2009 and 2008, respectively.

4.            ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE

Accrued Liabilities

Accrued liabilities as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Accrued compensation	$548,910	$671,100
Accrued warranty expenses	98,599	67,000
Other accrued liabilities	468,393	334,451
	$1,115,902	$1,072,551

Accrued Warranty Expenses

Product warranty reserve changes as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Warranty balance at beginning of the year	$67,000	$122,250
Reductions for warranty services provided	(237,650)	(189,250)
Changes for accruals in current period	269,249	134,000
Warranty balance at end of the year	$98,599	$67,000

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.            ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE (CONTINUED)

Deferred Extended Warranty Revenue

In addition to the Company’s one-year warranty, the Company offers an extended warranty for an additional charge. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to four years. At December 31, 2009 and 2008, deferred extended warranty revenue was $1,879,722 and $1,910,824, respectively.

5.            NOTES PAYABLE

Notes payable at December 31, 2009 and 2008 consist of the following:

	2009	2008
Convertible note	$1,338,001	$2,062,308
United Mizrahi Bank Loan	1,500,000
Other	142,226	48,914
Total	2,980,227	2,111,222

Less: current portion	34,048	1,611,063
Long-term portion	$2,946,179	$500,159

Convertible note

On October 29, 2007, we issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”) (i) an aggregate of $2,750,000 in principal amount of our 6.5% Convertible Notes Due April 30, 2010 (the “Notes”), which are convertible into 1,676,829 shares of our common stock, no par value, and (ii) warrants to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share. The warrants expire on December 10, 2012.

Pursuant to an Extension Agreement, dated June 24, 2009, between us and the Holders with respect to the Notes, the Holders agreed to extend the principal payments due thereon for 18 months, such that the next principal payment with respect to the Notes will be due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011.  As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to purchase an aggregate of 500,000 shares of our common stock.  These New Warrants have an exercise price of $1.00 per share and expire on June 24, 2012.

Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement, with AccelMed the conversion and exercise prices changed from $1.64 to $1.1375 per share for the Notes and $1.87 to $1.2970 per share for the Warrants.  Based on these changes, the Holders may receive up to an additional 431,700 and 272,421 shares of common stock under the Notes and Warrants, respectively.

The Company computed the intrinsic value of the effective conversion price based on the proceeds received for or allocated to the convertible instrument, if any, of the embedded conversion option.  Thus, the Company first allocated the proceeds received in this financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis.  The Company then calculated the effective conversion used to measure the intrinsic value, if any, of the embedded conversion option based on the Black-Scholes-Merton option valuation model.  The Company adjusts for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.            NOTES PAYABLE (CONTINUED)

The impact of this adjustment to our 2009 financial statements to date is an increase to interest expense of $195,407, an increase to the discount on the Notes of $36,807 and an increase to additional paid-in-capital of $131,171.

As of December 31, 2009, the following weighted average assumptions were used: dividend yield none, expected volatility of 51.67%, risk-free interest rate of 3.69%, and expected term of 3 years. As of December 31, 2009, there was $132,137 of additional paid-in-capital and $36,999 of discount related to the warrants. During 2009, the Company paid $75,224 of interest due on the note and $687,500 of principal. The remaining principal balance due on the note is $1,375,000 or $1,338,001 net of the discount of $36,999. During 2008, the Company paid $89,375 of interest due on the note. There were no conversions or principal payments made during 2008. The remaining principal balance due on the note as of December 31, 2008 was $2,098,640, or $2,098,448 net of the discount.

On March 18, 2010, the Holders converted $150,000 of the principal balance on the Convertible Note into 131,868 shares of our common stock.  Additionally, on March 24, 2010 the Holders converted $100,000 of the principal balance on the Convertible Note into 87,912 shares of our common stock.

United Mizrahi Bank Loan

The United Mizrahi Bank Loan was executed in connection with the close of the MediVision Asset Purchase.  (For more details on the United Mizrahi Bank Loan, see item Note 6. Related Party Transaction, MediVision Medial Imaging Ltd., United Mizrahi Bank Loan, below.)

6.            RELATED PARTY TRANSACTIONS

U.M. AccelMed, Limited Partnership

As of December 31, 2009, U.M. AccelMed, Limited Partnership, an Israeli limited partnership is our largest shareholder with 9,633,228 shares of our common stock or 36.4%.  AccelMed acquired these shares on June 24, 2009 pursuant to a Purchase Agreement (as described below).  As of March 12, 2010, AccelMed owns 9,757,514 shares of our common stock, or 36.8%.

On June 24, 2009, we entered into a Purchase Agreement with AccelMed.  Pursuant to the terms of the Purchase Agreement, we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the 1st installment, under which issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.  The 1st Installment Warrant entitles AccelMed to purchase 3,211,076 shares of our common stock at an exercise price of $1.00 per share and expires on June 24, 2012.

On this date, we also issued to the placement agent, an option to purchase 123,500 shares of our common stock at an exercise price of $0.01 per share.  This option expires on June 24, 2012. We recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction to our common stock and an increase in additional paid-in-capital in the amount of $47,045.

For the 2nd installment, we agreed to issue 3,581,089 shares of common stock and a warrant to purchase up to an aggregate of 1,193,696 shares of common stock, for an aggregate purchase price of $1,999,967. Subject to certain conditions, including, without limitation, the achievement of certain financial milestones, the completion of the 2nd Installment will occur within 14 days of the date of our filing with the SEC our Form 10-Q for the quarter ended March 31, 2010 or on a later date as may be agreed to in writing by the parties. If certain conditions are not met, the 2nd installment is optional.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.           RELATED PARTY TRANSACTIONS (CONTINUED)

Pursuant to the terms of the Purchase Agreement, on June 24, 2009, the Company entered into an Agreement (the “ Voting Agreement ”) by and among (i) AccelMed, (ii) MediVision Medical Imaging Ltd. (“ MediVision ”), (iii) Agfa Gevaert N.V. (“ Agfa ”), (iv) Delta Trading and Services (1986) Ltd. (“ Delta ”), and (v) Gil Allon, Noam Allon, Ariel Shenhar and Yuval Shenhar (collectively, the “ Allon/Shenhar Group ” and together with Agfa and Delta, the “ Principal MV Shareholders ”). MediVision and the Principal MV Shareholders are referred to as the “ MediVision/Principal Shareholders Group .” Under the Voting Agreement, following the 1 st Installment Closing Date, as long as each of AccelMed and the MediVision/Principal MV Shareholders Group holds between 25% and 50% of the outstanding shares of common stock, the Company agreed to use its best efforts and will take all actions (including, if necessary, amend its bylaws) to cause to be nominated for election to the Company’s Board of Directors, and each of AccelMed and the members of the MediVision/Principal MV Shareholders Group, agreed to vote its shares of common stock owned, whether directly or indirectly, and whether now owned or thereafter acquired, in favor of, the following nominees: (1) two “Independent Directors” as defined under the listing standards of The Nasdaq Capital Market, the identity of one will be designated and named by AccelMed and the identity of the other by the MediVision/Principal MV Shareholders Group; (2) three persons designated and named by AccelMed; (3) three persons designated and named by MediVision; and (4) one person designated and named jointly by AccelMed and MediVision who shall be a reputable individual from the Company’s industry.

Pursuant to the terms of the Voting Agreement, following the 1st Installment Closing Date, as long as either AccelMed or the MediVision/Principal MV Shareholders Group holds less than 25% or more than 50% of the outstanding shares of common stock, the Company agreed to use its best efforts and will take all actions (including, if necessary, amend its bylaws) to cause to be nominated for election to the Company’s Board of Directors, and each of AccelMed and the members of the MediVision/Principal MV Shareholders Group, agreed to vote its shares of common stock, in favor of, the following nominees: (1) two “Independent Directors” as defined under the listing standards of The Nasdaq Capital Market, the identity of one will be designated and named by AccelMed and the identity of the other by either MediVision/Principal MV Shareholders Group; (2) six persons designated and named by AccelMed and the MediVision/Principal MV Shareholders Group, with each of AccelMed and the MediVision/Principal MV Shareholders Group entitled to name the number of persons for election to the Company’s Board of Directors in proportion to their shareholdings in the Company (i.e., calculated based on the percentages of holdings of each out of their combined aggregate holdings, multiplied by six, and rounded to the nearest whole number); (3) one person designated and named jointly by AccelMed and MediVision who shall be a reputable individual from the Company’s industry.

In connection with the foregoing, at the first annual meeting of the Company’s shareholders following the execution of the Voting Agreement, AccelMed shall designate Ariel Shenhar and the MediVision/Principal MV Shareholders Group shall designate Gil Allon to serve as directors until the next annual meeting, subject to their continued service as the Company’s Chief Financial Officer and Chief Executive Officer, respectively. In addition, AccelMed has appointed Uri Geiger and Moshe Arkin (the “ New Directors ”) to serve on the Company’s Board of Directors.

The Voting Agreement will terminate when AccelMed ceases to own 10% of the common stock on a fully-diluted basis or the MediVision/Principal MV Shareholder Group ceases to own, in the aggregate, 10% of the common stock on a fully-diluted basis.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.            RELATED PARTY TRANSACTIONS (CONTINUED)

MediVision is a significant shareholder of the Company owning 34.9% of the issued and outstanding common stock as of March 12, 2010.

Gil Allon (the Company’s Chief Executive Officer), together with Noam Allon, President and Chief Executive Officer of MediVision and Gil Allon’s brother own 20.31% of MediVision’s ordinary shares. Ariel Shenhar (the Company’s Chief Financial Officer), together with Yuval Shenhar, his brother, own 1.06% of MediVision’s ordinary shares. Agfa and Delta own 15.59% and 42.08% of MediVision’s ordinary shares, respectively.

MediVision Medical Imaging Ltd.

As of December 31, 2009, MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,380,843 shares of our common stock, or 35.4%.  As of March 12, 2010, MediVision owns 9,256,557 shares of our common stock, or 34.9%.

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

As payment for such assets, we agreed to assume a bank loan outstanding with Mizrahi Tefahot Bank Ltd. (the “United Mizrahi Bank”) in the amount of $1,500,000, to which we were previously a guarantor (For more details of the guaranty, see “Note 6. Related Party Transactions, United Mizrahi Bank Loan” below.), liabilities associated with the acquired assets on and after October 21, 2009, the closing date, and certain taxes, and extinguishment of all intercompany indebtedness owed to us with a principal amount of $4,178,622.

In addition, in early 2009, we hired all of MediVision’s research and development staff and moved them to our offices in the United States and Israel.

During 2009, we had recorded intercompany accounts and notes receivable due from MediVision of $450,000 and $3,168,622, respectively, prepaid product advances to MediVision of $560,000, which were in anticipation of the completion of the Electro-optical Unit, and $273,808 of exclusivity rights paid to MediVision to sell the Electro-optical Unit in the U.S. All such amounts were extinguished upon completion of the MediVision Asset Purchase. At June 30, 2009, management determined the intercompany indebtedness owed to us by MediVision was impaired and recorded an allowance for doubtful accounts for the outstanding balance equal to $4,436,187. In connection with the MediVision Asset Purchase, management wrote off the balance of intercompany indebtedness owed to us by MediVision, thus, eliminating the allowance for doubtful accounts.  Following the completion of the MediVision Asset Purchase, management extinguished an additional $16,243 of intercompany notes receivable due from MediVision.

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

In connection with the MediVision Asset Purchase, we recorded (1) financial assets of approximately $163,000 which represents cash, (2) tangible assets of approximately $311,000 which are primarily comprised of net accounts receivable, inventory and fixed assets, and (3) intangible assets of approximately $692,000 which are attributable to customer relationships and the Purchased Agreements related to the European operations of approximately $493,000 and intellectual property related to the Electro-optical Unit of approximately $199,000 which resulted from MediVision’s R&D activities performed in Israel. The intangible assets related to customer relationships and Purchased Agreements were valued on the date of acquisition at fair value and will be amortized over an estimated useful life of 8.2 years and will result in additional amortization expense of approximately $60,000 annually. During the year ended December 31, 2009, the Company recognized $8,693 of amortization expense related to customer relationships and Purchased Agreements. The intangible asset for the intellectual property related to the Electro-optical Unit which was valued on the date of the acquisition at fair value, will be amortized over its estimated useful life upon completion of the product and once sales commence.  The Company will test these assets for recoverability on an ongoing basis.

The fair value of the noncontrolling interest in CCS of $473,000 was estimated by applying the income approach. This fair value measurement is based on significant inputs that are not observable in the market. Key assumptions include (1) a discount rate of 17% and (2) a terminal year long-term sustainable growth rate of 3%.

Goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge and the value of expected synergies and the noncontrolling interest holders. The fair value of goodwill exceeds its carrying amount at December 31, 2009. The Company will test goodwill for impairment on an annual bases and between annual test periods if an event occurs or circumstances change that would reduce its carrying value. In connection with the MediVision Asset Purchase, we recorded $52,500 as an expense for attorney and accounting services related to the MediVision Asset Purchase incurred during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company recognized revenue and net losses related to the business operations purchased in connection with the MediVision Asset Purchase of $188,683 and $121,333, respectively.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.            RELATED PARTY TRANSACTIONS (CONTINUED)

The following unaudited pro forma information, prepared in accordance with Generally Accepted Accounting Principals, presents the results of operations for the twelve month periods ending December 31, 2009 and 2008 presented as though our acquisition of certain assets of MediVision had occurred on January 1, 2008.  This summary of unaudited pro forma results of operation is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually been attained had the acquisition taken place at the beginning of 2008:

	Twelve Months ended December 31, 2009	Twelve Months ended December 31, 2008
Total Revenue	$14,027,917	$13,706,948

Net loss	(5,757,728)	(3,099,608)

Denominator for basic net loss per share	21,842,234	16,866,831

Net loss per share—Basic (1)	$(0.26)	$(0.18)

(1) The amount of anti-dilutive shares for the twelve months ended December 31, 2009 and 2008 are 520,748 and 69,167 respectively.

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

United Mizrahi Bank Loan

In 2005, we entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guaranteed the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank up to $2,000,000. The Debenture is secured by a first lien on all of our assets. On June 24, 2009, pursuant to the Purchase Agreement, we agreed, that upon consummation of the APA, to assume MediVision’s loan under the Debenture.  On October 23, 2009, we entered into a Secured Debenture (the “Secured Debenture”) with United Mizrahi Bank.  Under the Secured Debenture we agreed to assume MediVision’s loan under the Debenture in an amount of up to $1,500,000 (the “Loan Amount”).  We also agreed to secure the Loan Amount by granting United Mizrahi Bank a security interest in all or substantially all of our assets.  Under the Secured Debenture, United Mizrahi Bank may require the immediate payment of the entire Loan Amount upon certain events, which include among other things, our failure to make a payment on a due date or a breach or failure to perform its obligations pursuant to the Secured Debenture.  Upon failure to make a payment, we must pay, within seven days, the amount demanded by United Mizrahi Bank.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.            RELATED PARTY TRANSACTIONS (CONTINUED)

The Loan Amount accrues interest at a rate equal to LIBOR plus 4.75%.  In addition, principal payments are required to be made in 18 equal monthly installments beginning January 31, 2011. However, if we do not receive at least $1,000,000 upon consummation of a second installment with AccelMed, by June 30, 2010, we may elect to: (i) make principal payments of $60,000 per month beginning July 31, 2010 and ending December 31, 2010, with the remaining principal payments made in 18 equal monthly installments; under this option, we must maintain a cash balance of at least $1,000,000 (decreasing based on the loan balance), 50% of which must be on deposit at United Mizrahi Bank or (ii) make principal payments in 18 equal monthly installments beginning January 31, 2011; under this option, we must maintain a cash balance of at least $1,500,000 (decreasing based on the loan balance), 50% of which must be on deposit at United Mizrahi Bank.  As part of its agreement with United Mizrahi Bank, we agreed to deposit $750,000 cash in a bank account at United Mizrahi Bank with such balance to be maintained until June 30, 2010.  After June 30, 2010, we must maintain a balance of at least $375,000 in such bank account, as long as the loan remains outstanding.  As the balance of the deposit is not legally restricted or held as a compensating balance against borrowings, it is not reported as restricted cash on the balance sheet at December 31, 2009. We are also subject to a debt covenant, whereby our cash plus accounts receivable must be at least 150% of the principal and interest outstanding under the loan.

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

Warrant to United Mizrahi Bank

On October 23, 2009, in connection with the assumption of the United Mizrahi loan, we issued to United Mizrahi Bank a warrant (the “Warrant”) to purchase 350,000 shares of our common stock at an exercise price of $1.00 which will expire upon the earlier of October 23, 2012 or twelve months following the completion of (1) a primary public offering of our common stock (a “Public Offering”) or (2) (a) the sale of all or substantially all of our assets or (b) the merger or consolidation of the Company with or into another entity, pursuant to which 50% of the Company’s outstanding common stock is held by person(s) who prior to the transaction held, in aggregate, less than 5% (together, a “Liquidity Event,” and together with a Public Offering, an “Exit Event”); provided however, if the underwriter in a Public Offering or the purchasing person(s) in a Liquidity Event require that all our outstanding warrants and options, including the Warrant be exercised prior to or part of the Public Offering or Liquidity Event, as applicable, then the Warrant will terminate, subject to certain notice requirements, upon completion of such transaction.

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

Upon or immediately prior to an Exit Transaction, United Mizrahi may elect to waive all or any portion of the rights under the Warrant for $225,000 (the “Alternative Payment”).  If only a portion of the Warrant is waived or if the Warrant was partially exercised prior to the Exit Event, the Alternative Payment will be reduced proportionately.  In connection with the issuance of the Warrant to United Mizrahi Bank, we recorded the fair value of the Warrant using the Black-Scholes-Merton valuation model as permanent equity as the Warrant was issued in relation to the Purchase Agreement.  The total value of these options is approximately $40,138.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.            RELATED PARTY TRANSACTIONS (CONTINUED)

MediVision Loans and Advances

In connection with the MediVision Asset Purchase, management has written off the balance of intercompany indebtedness which was comprised of accounts receivable and notes receivable from MediVision of $450,000 and $3,168,622, respectively, $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit and $273,808 that we paid to MediVision for exclusivity rights to sell the Electro-optical Unit in the U.S.  As of June 30, 2009, based upon revised estimates and the timing of the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management decided to impair the aggregate balance of intercompany indebtedness and thus, recorded an allowance for doubtful accounts equal to $4,436,187 offsetting each account and thus, recording an impairment expense for the same amount. Following the completion of the MediVision Asset Purchase, management extinguished an additional $16,243 of intercompany notes receivable due from MediVision.

As of December 31, 2009, OIS owed MediVision $41,847 related to the settlement of its business relationships with MediVision.

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

In 2009, until the completion of the MediVision Asset Purchase, and for the year ended December 31, 2008, MediVision purchased products of approximately $225,000 and $597,000, respectively. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of our products.

Performed Research and Development.  Prior to July 2009, MediVision performed research and development services. MediVision billed us, on a monthly basis, at cost plus 12%. These research and development services include direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses.  During the years ended December 31, 2009 and 2008, we paid approximately $294,000 and $1,888,000, respectively, to MediVision for research and development services, respectively.

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.            RELATED PARTY TRANSACTIONS (CONTINUED)

CCS Pawlowski GmbH

CCS Pawlowski GmbH, a German corporation (“CCS”), was a subsidiary of MediVision which owned 63% of CCS’ ownership interests.  We acquired this ownership interest in the MediVision Asset Purchase.  (For additional details of the MediVision Asset Purchase, see “Note. 6. Related Party Transactions, MediVision Asset Purchase” above.)

During the years ending December 31, 2009 and 2008, CCS was our exclusive distributor of certain of our products in Germany and Austria. Products were sold to CCS at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including CCS. Below is the volume discount table for our distributors for 2009.

Annual amounts purchased	Discount
$0 - $ 199,999	0%
$200,000 - $ 299,999	10%
$300,000 - $ 399,999	20%
$400,000 - $ 499,999	30%
$500,000 and above	40%

During 2009, prior to the MediVision APA, we sold products to CCS of approximately $113,000 compared to products sold to CCS in 2008 of $226,000. At December 31, 2008, we had $50,365 of amounts due from CCS.  After completion of the MediVision Asset Purchase all inter-company amounts were eliminated upon consolidation.

MediStrategy, Ltd.

In January 2004, we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, the Company’s Business Development Officer. Under the terms of the agreement, MS provides business services to us primarily in the field in ophthalmology, which includes forming business relationships, identifying potential mergers and acquisitions, identifying and analyzing new complementary lines of business and finding potential business opportunities. All services provided by MS are performed solely by Noam Allon.  In 2008 in consideration for the services provided, we agreed to pay MS a monthly sum of $4,000. In addition, MS is to be paid an annual performance bonus of up to $10,000 upon achievement of goals specified under the terms of the services agreement as determined by MS, Noam Allon, and our Chairman of the Board. During 2008, MS earned fees of $48,000.  As of January 1, 2009, we agreed to pay MS a monthly sum of $1,600.  During the year ending December 31, 2009, MS earned fees of $19,200.  All fees were approved by the compensation committee. The agreement between OIS and MS was terminated effective January 1, 2010. As of January 1, 2010, OIS Global signed an agreement with MS for Noam Allon’s consulting services. Under the terms of the agreement, MS is to be compensated $13,272 monthly for Noam Allon’s services effective October 1, 2009 through December 31, 2009 and approximately $18,000 monthly effective January 1, 2010 through December 31, 2010.

7.            LINE OF CREDIT

The Company maintains a $150,000 line of credit agreement with Wells Fargo Bank. The line is secured by a pledged deposit with the bank totaling $158,213 at December 31, 2009. Advances on the line bear interest at prime (3.25 % at December 31, 2009) with interest due monthly. The line matures on May 10, 2011.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.            SHARE-BASED COMPENSATION

OIS

At December 31, 2009, we have four active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of up to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted cannot be less than 85% of the fair market value on the date of grant.

A summary of the Company’s plans as of December 31, 2009 is presented below:

Plan Name	Options Authorized Per Plan	Plan Expiration	Options Outstanding	Range of Exercise Prices	Available for Future Grants

2000 Option Plan	1,500,000	September 2010	1,223,836	$0.10 - $2.83	11,163
2003 Option Plan	750,000	October 2013	577,831	$0.16 - $1.96	2,833
2005 Option Plan	750,000	December 2015	750,000	$0.16 - $1.05	--
2009 Option Plan	750,000	January 2019	729,759	$0.55 - $0.65	20,241
Individual Option Agreement	123,500	June 2012	123,500	$0.10	--
Individual Option Agreement	180,000	December 2019	180,000	$0.84	--
Total			3,584,926		34,237

In calculating compensation recorded related to stock option grants for the year ended December 31, 2009, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions.:

	2009	2008
Dividend yield	None	None
Expected volatility	50.23	58.76
Risk-free interest rate	3.69	4.52
Expected term (years)	10	8

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.            SHARE-BASED COMPENSATION (CONTINUED)

A summary of the changes in stock options outstanding under our equity-based compensation plans during the fiscal year ended December 31, 2009 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2008	2,358,686	$0.73	6.59

Granted	-	-	-	-
Exercised	-	-	-	-

Forfeited/expired	(86,686)	$0.95	-	-

Outstanding at January 1, 2009	2,272,000	$0.72	5.64	-

Granted	1,659,759	$0.46	9.43	$481,330
Exercised	-	-	-	-

Forfeited/expired	(346,833)	$0.64	-	-

Outstanding at December 31, 2009	3,584,926	$0.60	6.01	$537,739

Exercisable at December 31, 2009	2,366,500	$0.54	3.85	$496,965

Options issued to non-employees reflected in the table above include 668,000 options outstanding on January 1, 2009. None of these shares were exercised in 2009. 333,500 options were granted to non-employees in 2009.  284,000 options lapsed during the year ended December 31, 2009, resulting in 717,500 options outstanding and 467,500 exercisable at December 31, 2009 for non-employees.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.           SHARE-BASED COMPENSATION (CONTINUED)

The weighted-average grant-date fair value of OIS options granted during 2009 was $0.46. There were no OIS options granted in 2008. There were no OIS options exercised in 2009 or 2008.

We recorded an incremental expense of $32,220 and $30,053 for stock-based compensation during the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, we had 48,046 of unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2012. The total fair value of options vested during the years ended December 31, 2009 and 2008 was $32,220 and $30,053, respectively.

A summary of the status of nonvested shares at December 31, 2009 and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2009	498,625	$1.04
Granted	1,659,759	0.67
Vested	(929,666)	1.08
Forfeited/Expired	(10,292)	1.95
Non-vested shares at December 31, 2009	1,218,426	$0.62

Non-vested shares relating to non-employees reflected in the table above include 80,625 and 250,000 shares outstanding at January 1, 2009 and December 31, 2009, respectively.

There was no cash received from warrant and stock option exercises for the year ended December 31, 2009 and 2008.

Abraxas

On December 9, 2009 we granted Abraxas employees options to purchase a total of 10,000 shares of Abraxas common stock. The options are exercisable at $5.00 per share, expire on December 9, 2019, and begin vesting quarterly over three years as follows: 34%, 33%, and 33%.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.     INCOME TAXES

The income tax expense for the years ended December 31, 2009 and 2008 consisted of the following:

	Federal	State	Total
2009
Current	$-	$3,787	$3,787
Deferred	(1,974,000)	(280,000)	(2,254,000)
Change in valuation allowance	1,974,000	280,000	2,254,000
Total income tax expense	$-	$3,787	$3,787

	Federal	State	Total
2008
Current	$(43,000)	$-	$(43,000)
Deferred	(503,000)	(81,000)	(584,000)
Change in valuation allowance	1,845,000	81,000	1,926,000
Total income tax expense	$1,299,000	$-	$1,299,000

In 2009, we determined that we will not more-likely-than-not be able to use any of our deferred tax asset in the future. We analyzed our operating results from 2008, 2009, and projected operating results for 2010, combined with the downward turn in the economy in 2008, and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future.

The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and (112%). The reconciliation of the statutory rate to the effective rate is as follows:

	2009	2008
Statutory rate	34%	(34)%
State income taxes, net of Federal benefit	6	(6)
Other	20	(11)
Change in valuation allowance	(60)	(61)
Total	0%	(112)%

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.            INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$3,773,000	$1,823,000
Inventory reserves	197,000	176,000
Payroll related accruals	165,000	136,000
Warranty accrual	39,000	29,000
Accounts receivable reserve	281,000	280,000
Uniform capitalization	19,000	26,000
Research and Development tax credit	230,000	-
Deferred revenue	823,000	819,000
Total deferred tax assets	5,527,000	3,289,000
Valuation allowance	(5,506,000)	(3,252,000)
Net deferred tax assets	21,000	37,000
Deferred tax liabilities:
Depreciation	(21,000)	(37,000)
Net deferred tax assets	$-	$-

At December 31, 2009 and 2008, management reviewed recent operating results and projected future operating results, as well as the current conditions in the global economy and medical industry.  On each of these dates, management determined whether it was more-likely-than-not that a portion of the deferred tax assets attributable to net operating losses would be realized. For a description of our analysis in determining our deferred tax asset, see “Note 1. Summary of Significant Accounting Policies, Income Taxes.”

We re-evaluate our estimates and assumptions we use in our financial statements on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot determine whether our assumptions and estimates will change in the future. Based on historical knowledge, however, it is reasonably likely that there will be some changes in some of our estimates and assumptions. The Company did not identify any material uncertain tax positions as of and for the years ended December 31, 2009 and 2008.

10.          COMMITMENTS AND CONTINGENCIES

The Company has no significant commitments and contingencies other than as disclosed in these financial statements and notes thereto.

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a cancelable operating lease that expires in June 2012. The lease agreement provides for minimum lease payments of $143,109 for the twelve months ended December 31, 2010 and 2011 and $71,555 for the six months ended June 30, 2012. Abraxas leases a facility for their office under a cancelable operating lease that expires in May 2011. The lease agreement provides for minimum lease payments of $131,167 for the twelve months ending December 31, 2010, and $55,324 for the five months ended May 31, 2011.

Rental expense charged to operations for all operating leases was approximately $192,000 and $230,000 during the years ended December 31, 2009 and 2008, respectively.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.          WARRANTS

Warrant activity for the years ended December 31, 2009 and 2008 is summarized as follows:

	2009		2008
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	929,671	$1.79	929,671	$1.79
Granted	4,333,497	1.02	-	-
Exercised	-	-	-	-
Lapsed	(313,000)	1.64
Outstanding at end of year	4,950,168	$1.05	929,671	$1.79
Currently exercisable	4,950,168	$1.05	929,671	$1.79

There were 4,950,168 warrants outstanding and exercisable as of December 31, 2009 with a weighted average remaining contractual life of 2.59 years and a weighted average exercise price of $1.05.  There is no intrinsic value of warrants outstanding at December 31, 2009.  There were an aggregate of 929,671 warrants outstanding and exercisable as of December 31, 2008 with a weighted average remaining contractual life of 2.72 years, a weighted average exercise price of $1.79. There is no intrinsic value of warrants outstanding at December 31, 2008.

12.          OTHER INCOME - SETTLEMENT

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

Item 9.                   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2009, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion.

Based on this evaluation, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2009, was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting

Item 9B.               Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position
Gil Allon	48	Director, and Chief Executive Officer
Ariel Shenhar	44	Director, Chief Financial Officer, and Secretary
Noam Allon	50	Business Development Officer
Uri Ram	61	Chairman of the Board
Jonathan Phillips	37	Director
William Greer	43	Director
Eric Maurincomme	43	Director
Uri Geiger	42	Director
Menachem Inbar	61	Director

Gil Allon has served as a member of our Board of Directors since August 2000, as our Chief Executive Officer since September 2000.  Mr. Allon is also a member of the Compensation, Option and Nomination Committees of our Board of Directors. Mr. Allon served as the Vice President and Chief Operating Officer of MediVision from June 1993 until August 2000. Mr. Allon also served as a member of the Board of Directors of MediVision since MediVision’s inception in June 1993 through December 2004. Mr. Allon received his B.A. and M.Sc. in Computer Science, both with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1987 and December 1989, respectively, and his M.B.A. with distinction in Business Management from the University of Haifa in September 1999. The Company believes that Mr. Allon has the qualifications and skills to serve as a Director based upon his technological and business expertise; his more than 16 years experience in the industry; and his more than 20 year experience in executive and managerial positions with the Company and previous positions.

Ariel Shenhar has served as a member of our Board of Directors since August 2000, as our Vice President and Chief Financial Officer since July 2002 and as our Secretary since August 2002. Mr. Shenhar also served as a member of the Board of Directors of MediVision from August 1994 through December 2004 and as its Vice President and Chief Financial Officer from January 1997 until May 2005. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli public company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski & Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. Mr. Shenhar received his B.A. in Economics and Accounting in June 1992 and his M.B.A. in Finance, with distinction, in June 1999 both from the Hebrew University in Jerusalem, Israel, and has been a Certified Public Accountant since January 1997. The Company believes that Mr. Shenhar has the qualifications and skills to serve as a Director based upon his accounting and finance expertise; his more than 15 years experience in the industry; and his experience in executive and managerial positions.

Noam Allon has served as a member of our Board of Directors from August 2000 until December 31, 2004 and as our Business Development Officer since October 21, 2009. Mr. Allon has served as a director and as President and Chief Executive Officer of MediVision since MediVision’s inception in June 1993.  Mr. Allon also serves as the CEO of OIS Global, OIS's Israeli subsidiary, as the General Manager of the company's European branch in Belgium, as well as the Co-CEO of our German subsidiary, CCS Pawlowski, GmbH.  Mr. Allon received his B. Sc. in Computer Science with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1986.

Uri Ram has served as an independent director and Chairman of our Board since March 2009. Mr. Ram is the Chairman of the Audit Committee and a member of the Compensation, Option and Nominations Committees of our Board. Currently, he serves as the Sr. Vice President and Chief Financial Officer of Gefen Inc. and is the CEO/Owner of Juram Ltd. and Irams Inc., which are management consulting companies that also invest in new startups. Since 1990, Mr. Ram has served as the President of Del-Ta Engineering & Equipment Ltd., a holding company with $30 million in sales. From 1991 to 2003, Mr. Ram served as the Senior VP of Inter-Gamma Investment Ltd. Inter-Gamma Investment Ltd. is a major shareholder of MediVision Medical Imaging Ltd., a significant shareholder. Mr. Ram has a Master of Arts degree from Israel National Defense College, and a Bachelor of Economics and Political sciences from Bar Ilan University and participated in an EMBA program at the Tel Aviv University. Mr. Ram is a retired Brigadier General of the Israeli Air Force. The Company believes that Mr. Ram has the qualifications and skills to serve as a Director based upon his business expertise and his experience in executive and managerial positions.

Jonathan R. Phillips has served as an independent director on our Board of Directors since August 2007. Mr. Phillips is currently a member of the Nomination, Audit and Compensation Committees of our Board of Directors. Since 2005, Mr. Phillips has been a Managing Director and Founder of Healthcare Growth Partners, a company that specializes in strategic and financial advisory services to healthcare technology companies. Also, he is currently Chairman of the Board of Directors of Streamline Health Solutions, a NASDAQ-listed company, and serves on its strategy, nomination and governance and compensation committees. Prior to founding Healthcare Growth Partners, Mr. Phillips served for five years, from 2000 to 2005, as a healthcare investment banker at William Blair & Company after working at Deloitte Consulting for over five years specializing in projects for healthcare and non-healthcare clients. He received an undergraduate degree from DePauw University and a Masters of Business Administration from Northwestern University. The Company believes that Mr. Phillips has the qualifications and skills to serve as a Director based upon his significant business experience, including a diversified background of managing and directing medical related companies.

William Greer has served as an independent director on our Board of Directors since August 2007. Mr. Greer is currently a member of the Audit Committee of our Board of Directors. Since 2003, Mr. Greer has been the President and CEO of Evolved Digital Systems Inc. (TSE:EVD), a healthcare technology solutions company based in Montreal. Prior to joining Evolved Digital Systems, he served various senior finance and accounting positions for the Investment Products unit of CAN Insurance Company, RHI Management Solutions and Southern Financial. Additionally, Mr. Greer has worked at the accounting firms of William Crosslin, Sparks & Vaden and Kraft Bros., Esstman, Patton & Harrell. Mr. Greer received a Bachelor of Science from the University of Tennessee at Martin and was a scholarship recipient to the Graduate School of Banking of the South at Louisiana State University. The Company believes that Mr. Greer has the qualifications and skills to serve as a Director based upon his significant business experience, including managing a healthcare technology company, along with his wide range of business experiences from practicing public accounting.

Eric Maurincomme has served as an independent director on our Board of Directors since August 2008. Dr. Maurincomme is currently the Vice President, Chief Strategy and Marketing Officer of Agfa Healthcare N.V. (“Agfa”), a Belgian company specializing in analog and digital imaging systems and IT solutions, for the healthcare sector. Dr. Maurincomme joined Agfa HealthCare in 2004 as the Vice President of Business Development. Agfa holds a significant ownership interest in MediVision Medical Imaging Ltd., a significant shareholder of OIS.  In addition, Dr. Maurincomme is currently a Board Member of COCIR, a non-for profit association in Belgium, which is the trade association of the Radiological, Electromedical and Healthcare IT industry in Europe. Prior to working at Agfa HealthCare, Dr. Maurincomme spent 10 years at GE Healthcare. Dr. Maurincomme graduated with a Masters Degree in Electrical Engineering from the University of California at Davis, and a European PhD in Biomedical Engineering from the National Institute of Applied Sciences in Lyon, France. The Company believes that Dr. Maurincomme has the qualifications to serve as a Director based upon his education, along with his wide range of business expertise, including a diversified background of managing and directing medical related companies.

Dr. Uri Geiger has served as a director on our Board of Directors since June 2009. In 2008, Dr. Geiger founded AccelMed, a medical device investment company, which owns 36.4% of our common stock issued and outstanding. Since January 2009, Dr. Geiger has served as Chairman of A.M. AccelMed (1999) Ltd., AccelMed’s general partner. He is also a director with Medical Compression Systems Ltd. (TASE: MDCL) and the Chairman of Exalenz Bioscience Ltd. (TASE: EXEN) as well as a director on the Board of Directors of Edge Medical Ltd., Tau Hedge Funds Management BV, Non-Linear Technologies, and Peer Medical Ltd. From May 2006 to January 2009, Dr. Geiger served as the CEO of Exalenz Bioscience ltd, a developer of diagnostic medical equipment. Dr. Geiger received his doctorate from Columbia University’s Center for Law & Economics.  The Company believes that Dr Geiger’s education and business expertise, including a diversified background of management and directing medical device companies, gave him the qualifications and skills to serve as a Director.

Menachem Inbar has served as a director on our Board of Directors since August 2009. Mr. Inbar is the Chairman of the Audit Committee. Mr. Inbar has spent most of his career as a senior executive with the banking industry in Israel and abroad. Since January 2009, he has served as the Head of Family Office of Arkin Holdings, a financial and equity investment firm. From 2000 to 2009, he was the Managing Partner of Shifmen Inbar Ltd., a boutique investment firm. He is currently a director on the boards of Bezeq Ltd., an Israeli telecommunications company, PAGI Bank, a commercial bank and subsidiary of Benleumi Banking Group, and Carmel Group, a real estate company. Mr. Inbar holds a Bachelor of Arts in Social Science and a Master of Arts in Law, both from the Bar Ilan University in Israel. The Company believes that Mr Inbar’s financial and business expertise, including a diversified background of management and directing companies, gave him the qualifications and skills to serve as a Director.

Pursuant to the Voting Agreement, described above, AccelMed appointed Uri Geiger and Menachem Inbar to serve on our Board of Directors.  In addition, the parties to the Voting Agreement agreed that at the first annual meeting of our shareholders following the execution of the Voting Agreement, AccelMed will designate Ariel Shenhar, and the MediVision/Principal MV Shareholders Group (as defined therein) will designate Gil Allon to serve as directors until the next annual meeting, subject to their continued service as our Chief Financial Officer and Chief Executive Officer, respectively.  We anticipate that such annual meeting will be held during the year 2010.

Independent Directors

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent. We have chosen to follow the definition of independence as determined by the Marketplace Rules of The Nasdaq National Market (“NASDAQ”). Pursuant to NASDAQ’s definition, Uri Ram, Jonathan Phillips, William Greer and Eric Maurincomme are independent directors.

Gil Allon, who is not an independent director, is currently a member of the nominations and compensation committees of our board of directors.

Audit Committee

We have an audit committee established by and amongst our board of directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements.  This Audit Committee is comprised of Uri Ram, Jonathan R. Phillips, William Greer and Menachem Inbar. Our Board of Directors has determined that William Greer, a member of the Audit Committee, qualifies as an audit committee financial expert. This qualification is based upon his education and experience, more fully described above in his biography. Mr. Greer is independent as defined for audit committee members under the NASDAQ Marketplace Rules.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended December 31, 2009, our acting officers, directors and beneficial owners of more than 10% of our outstanding common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act except as follows: Inbar M. Menachem failed to timely file 1 Form 3, Gil Allon failed to timely file 1 Form 4 reporting 1 transaction,  Ariel Shenhar failed to timely file 1 Form 4 reporting 1 transaction, and Noam Allon  failed to timely file 1 Form 4 reporting 1 transaction,

(d)           Code of Ethics

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

(e)           Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on April 15, 2009.

Item 11.                   Executive Compensation

The following table shows the total compensation that we paid to Gil Allon, our chief executive officer, Ariel Shenhar, our chief financial officer, and Noam Allon, our business development officer for the last two fiscal years.  Mr. N. Allon assumed duties as an executive officer on October 21, 2009, when he transitioned from a MediVision representative to an OIS executive officer, with the completion of the MediVision Asset Purchase. (For additional details of the MediVision Asset Purchase, see Item 8. Financial Statements and Supplementary Data, Note 6. Related party transactions, MediVision Asset Purchase). No other executive officer received more than $100,000 in total compensation during the last two fiscal years. Therefore, for purposes of this disclosure, Messrs. G. Allon, A. Shenhar and N. Allon are our only “named executive officers” for the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)		Total ($) (j)
Gil Allon	2009	$174,400(1)	-	-	$13,539(2)	-	-	$7,928	(3)	$195,867
(Chief Executive Officer)	2008	$218,000	-	-	-	-	-	$10,909	(3)	$229,909
Ariel Shenhar	2009	$169,600(4)	25,000	-	$16,878(5)	-	-	$7,928	(6)	$219,406
(Vice President and Chief Financial Officer)	2008	$209,462	-	-	-	-	-	$10,909	(6)	$220,371
Noam Allon Business Development Officer	2009	$30,316(7)	50,000	-	$8,272(8)					$88,588

(1)
Gil Allon’s 2009 salary represents his annual salary of $218,000 less $43,600, or 20% of his annual salary, which was received in the form of  an option to purchase 272,500 shares of common stock on January 6, 2009.

(2)
Option awards represent the grate date fair value of stock options granted to Gil Allon our CEO on January 6, 2009 and November 18, 2009.

On January 6, 2009, we granted Gil Allon, our CEO, an option to purchase 272,500 shares of our common stock. The options, vested in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. These options were granted in lieu of $43,600 or 20% of Gil Allon’s annual salary.

On November 18, 2009, we granted Gil Allon, our CEO, an option to purchase 242,141 shares of common stock. The options vest in 4 equal semi-annual installments beginning on May 18, 2010, are exercisable at $0.65 per share and expire on November 18, 2019. (See Item 8. Financial Statements and Supplementary Data, Note 8. Share-Based Compensation for the assumptions used to calculate the grant date fair value of the stock option award.  See also Outstanding Equity Awards at Fiscal Year-End Table below.)

(3)	Represents automobile expenses we paid for on behalf of Mr. Allon.
(4)
Ariel Shenhar’s 2009 salary represents his annual salary of $212,000 less $42,400, or 20% of his annual salary, which was received in the form of an option to purchase 265,000 shares of common stock granted on January 6, 2009.

(5)
Option awards represent the grate date fair value of stock options granted to Ariel Shenhar on January 6, 2009 and November 18, 2009.

On January 6, 2009, we granted Ariel Shenhar, our CFO, an option to purchase 265,000 shares of  our common stock. The options, vested in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. These options were granted in lieu of $42,600 or 20% of Ariel Shenhar’s annual salary.

On November 18, 2009, we granted Ariel Shenhar, our CFO, an option to purchase 318,285 shares of common stock for compensation The options were valued at the grant date fair value, vest in 4 equal semi-annual installments beginning on May 18, 2010, are exercisable at $0.65 per share and expire on November 18, 2019. (See Item 8. Financial Statements and Supplementary Data, Note 8. Share-Based Compensation for the assumptions used to calculate the grant date fair value of the stock option award.  See also Outstanding Equity Awards at Fiscal Year-End Table below.)

(6)	Represents automobile expenses we paid on behalf of Mr. Shenhar.
(7)
Noam Allon’s 2009 salary represents his fee from the time he assumed duties as an executive officer on October 21, 2009 when he transitioned from a MediVision representative to an OIS executive officer, with the completion of the MediVision Asset Purchase. (For additional details of the MediVision Asset Purchase, see Item 8. Financial Statements and Supplementary Data, Note 6. Related party transactions, MediVision Asset Purchase).

(8)
On December 23, 2009, we granted Noam Allon, Business Development Officer, an option to purchase 180,000 shares of common stock. The options were valued at the grant date fair value of the options, vested in 4 equal semi-annual installments beginning on June 23, 2010, are exercisable at $0.84 per share and expire on December 23, 2019. These options were granted in lieu of $29,642, or 20% of his annual fee.  (See Item 8. Financial Statements and Supplementary Data, Note 8. Share-Based Compensation for the assumptions used to calculate the grant date fair value of the stock option award.  See also Outstanding Equity Awards at Fiscal Year-End Table below.)

Employment Agreements

We entered into an employment agreement with Mr. G. Allon for his services as Chief Executive Officer on December 1, 2001. The agreement provides for an indefinite term. Mr. G. Allon is also eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the employment agreement upon six months advance notice. The agreement, as amended, sets Mr. G. Allon’s annual salary at $218,000.  In January 2009, Mr. G. Allon agreed to waive his bonus plan for 2008 and 2009 which allowed him to earn a maximum bonus of $65,000 per year and to reduce his salary by 20% for 2009. He received options in lieu of the reduction in salary.

We also entered into an employment agreement with Mr. Shenhar for his services as Chief Financial Officer, commencing on July 22, 2002. Mr. Shenhar is also eligible to participate in our health and welfare insurance plans and is provided an automobile for business use. Either party may terminate the agreement upon six months advance notice. The agreement, as amended, sets Mr. Shenhar’s annual salary at $212,000. In January 2009, Mr. Shenhar agreed to waive his bonus plan for 2008 and 2009 which allowed him to earn a maximum bonus of $55,000 per year and to reduce his salary by 20% for 2009. He received options in lieu of the reduction in salary.

On October 21, 2009, in connection with the consummation of the MediVision Asset Purchase. Mr. N. Allon assumed duties as an executive officer. In January 2004 we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Mr. N. Allon, for his services as our Business Development Officer. This agreement between OIS and MS was terminated effective January 1, 2010.  On December 23, 2009, Mr. N. Allon received stock options in lieu of the reduction of his fees. In addition, Mr. N. Allon received a $50,000 bonus plan for 2009, based on achieving specific milestones. As of January 1, 2010, OIS Global signed an agreement with MS for Noam Allon’s consulting service. Under the terms of the agreement, MS is to be compensated $13,272 monthly for Noam Allon’s  services effective October 1, 2009 through December 31, 2009 and approximately $18,000 monthly effective January 1, 2010 through December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

Outstanding Equity Award at Fiscal Year-end
Option Awards								Stock Award
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Gil Allon	40,000		-		-	$0.406	10/23/2012	-	-	-	-
(Chief Executive	320,000		-		-	$0.406	4/9/2013	-	-	-	-
Officer)	90,000		-		-	$0.681	10/22/2014	-	-	-	-
	86,667		43,333		-	$ 0.82	12/19/2015	-	-	-	-
	86,667		43,333	(1)	-	$ 1.05	12/19/2015	-	-	-	-
	20,000		-		-	$ 1.83	6/14/2016	-	-	-	-
	272,500	(2)	-		-	$ 0.16	1/6/2019	-	-	-	-
	-		242,141	(3)	-	$ 0.65	11/18/2019	-	-	-	-

Ariel Shenhar	200,000		-		-	$0.406	4/9/2013	-	-	-	-
(Vice President and Chief Financial Officer)	75,000		-		-	$0.681	10/22/2014
	76,667		38,333	(4)	-	$ 0.82	12/19/2015	-	-	-	-
	76,667		38,333	(4)	-	$ 1.05	12/19/2015	-	-	-	-
	265,000		-		-	$0.16	1/6/2019	-	-	-	-
	-		318,285		-	$0.65	11/18/2019	-	-	-	-

Noam Allon	150,000		-		-	$0.406	9/6/2011	-	-	-	-
(Business	30,000		-		-	$0.406	4/9/2013	-	-	-	-
Development Officer)	40,000		-		-	$0.681	10/24/2014	-	-	-	-
	-		180,000	(7)	-	$0.84	12/23/2019	-	-	-	-

(1)	These options have not vested. They vest equally over three years every six months (1/6 every 6 months) beginning on June 19, 2008.
(2)	These options were issued to Mr. Allon in lieu of $43,600, which comprised 20% of his annual salary for fiscal 2009. The options are valued at $2,686, the grant date fair value.
(3)	These options have not vested. They will vest equally over two years every 6 months ( ¼ every 6 months ) beginning in May 18, 2010.
(4)	These options have not vested. They vest equally over three years every six months (1/6 every 6 months) beginning on June 19, 2008.
(5)	These options were issued to Mr. Shenhar in lieu of $42,400, which comprised 20% of his annual salary for fiscal 2009. The options are valued at $2,612, the grant date fair value.
(6)	These options have not vested. They vest equally over two years every 6 months ( ¼ every 6 months ) beginning in May 18, 2010.
(7)
On December 23, 2009, we granted Noam Allon, Business Development Officer, options to purchase 180,000 shares of common stock in lieu of $29,642, which comprised of 20% of his 2009 annual fee. The options vest in 4 equal semi-annual installments beginning on June 23, 2010, are exercisable at $0.84 per share and expire on December 23, 2019.

Compensation of Directors

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)		Non-equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
William Greer	$16,250	(1)	-	-		-	-	-	$16,250

Jonathan Phillips	$16,250	(1)	-	-		-	-	-	$16,250

Uri Ram	$20,120	(2)		$425	(2)				$20,545

Uri Geiger	$13,493	(3)							$13,493

Menachem Inbar	$10,000	(4)	-	-		-	-	-	$10,000

(1)	Mr. Greer and Mr. Phillips each received $16,250 for their services as a Director.
(2)
Mr. Ram received $19,750 for his services as a Director and $370 for the reimbursement of out of pocket expenses.  Mr. Ram also received 30,000 options with an exercise price of $0.55, vesting equally over three years every 6 months (1/6 every 6 months) beginning in April 29, 2010. (See Item 8. Financial Statements and Supplementary Data, Note 8, Share-Based Compensation for the assumptions used to calculate the grant date fair value of this stock option award.)

(3)	Dr Geiger joined the board in June 2009. During 2009, he earned $10,000 for his services as a Director and $3,493 for the reimbursement of out of pocket expenses.
(4)	Mr. Inbar joined the board in August 2009. During 2009, he earned $10,000 for his services as a Director.

Director Compensation Arrangements

Pursuant to a letter agreement dated March 13, 2009 between Mr. Ram and OIS, OIS agreed, in connection with his service as a director: (i) to pay Mr. Ram, in four equal quarterly installments, an annual retainer in the aggregate amount of $15,000 for attendance at up to three Board or Committee meetings per quarter and (ii) to pay Mr. Ram a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of five Board meetings per quarter. OIS also agreed to the following in connection with his service as Chairman of the Board: (i) to pay Mr. Ram, in four equal quarterly installments, an annual retainer in the aggregate amount of $24,000 for attendance at up to five Board or Committee meetings per quarter and (ii) to pay Mr. Ram a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of five Board meetings per quarter.

Pursuant to a letter agreement dated August 31, 2007, between Mr. Greer and OIS, and as amended on October 30, 2009, OIS agreed to the following in connection with his service as a director: (i) to pay Mr. Greer, in four equal quarterly installments, an annual retainer in the aggregate amount of $20,000 for attendance at up to three Board or Committee meetings per quarter, (ii) to pay Mr. Greer a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of three Board meetings per quarter.

Pursuant to a letter agreement executed on August 31, 2007 between Mr. Phillips and OIS, and as amended on October 30, 2009, OIS agreed to the following in connection with his service as a director: (i) to pay Mr. Phillips, in four equal quarterly installments, an annual retainer in the aggregate amount of $20,000 for attendance at up to three Board or Committee meetings per quarter, (ii) to pay Mr. Phillips a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of three Board meetings per quarter.

Pursuant to the Voting Agreement, AccelMed appointed Uri Geiger and Menachem Inbar to serve on our Board of Directors. Pursuant to this agreement, we have agreed to pay $20,000 per year to Uri Geiger and Menachem Inbar. For more information on this agreement see Item 10, Directors, Executive Officers and Corporate Governance section, See also Item 8 Financial Statements and Supplementary Data, Note 6 Related Party Transactions, U.M. AccelMed, Limited Partnership.

No standard arrangement regarding compensation of the directors has been adopted by the Board and, except as noted above, we have not paid any director compensation.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 12, 2010, by (i) each person who “beneficially” owns more than 5% of all outstanding shares of common stock, (ii) each director and the executive officer identified above in Item 10, and (iii) all directors and the executive officers as a group. Unless otherwise indicated, the address for each beneficial owner is 221 Lathrop Way, Suite I, Sacramento, California 95815.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Management and the Board

Gil Allon	975,834	(2)	3.56%

Ariel Shenhar	723,334	(3)	2.66%

Noam Allon	220,000	(4)	*

William Greer	40,000	(5)	*

Jonathan R. Phillips	55,000	(6)	*

Uri Ram	10,000	(7)	*

Eric Maurincomme	--		--

Directors and Officers as a group (total of 5 persons)	2,024,168	(8)	7.12%

5% Shareholders

MediVision Medical Imaging Ltd. P.O. Box 45, Industrial Park Yokneam Elit 20692 Israel	9,256,557	(9)	34.93%
U.M. AccelMed, Limited Partnership 6 Hachoshlim St. Herzliya Pituach, 46120 Israel P.O. Box 12006	12,968,590	(10)	43.65%
The Tail Wind Advisory & Management Ltd. 77 Long Acre London, WC2E 9LB United Kingdom	2,220,011	(11)	7.73%
_________________
*  Less than 1% ownership

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of March 12, 2010, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person.

(2)	Represents options to purchase 855,834 shares of common stock, indirect beneficial ownership by spouse of stock options to purchase 60,000 shares and 60,000 shares of common stock.
(3)	Represents options to purchase 693,334 shares of common stock and 30,000 shares of common stock.
(4)	Represents shares subject to stock options.
(5)	Represents shares subject to stock options.
(6)	Represents options to purchase 40,000 shares of common stock and 15,000 shares of common stock.
(7)	Represents shares subject to stock options.
(8)	Represents options to purchase 1,919,168 shares of common stock and 105,000 shares of common stock.
(9)	Represents 9,256,557 shares of common stock.
(10)	Represents warrants to purchase 3,211,076 shares of common stock and 9,757,514 shares of common stock.
(11)
This information is based solely on a Schedule 13G/A filed with the SEC on February 9, 2010.  The amount indicated represents 1,032,968 shares issuable upon conversion of $1,175,001 in principal amount of the issuer’s 6.5% Convertible Notes due October 31, 2011 with a conversion price of $1.1375 and warrants to purchase 1,187,043 shares.  On March 18, 2010 The Tail Wind Advisory & Management Ltd converted $150,000 of the principle balance on the Convertible Note into 131,868 shares of our common stock.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

(a)           Related Party Transactions

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 6. Related Party Transactions.

(b)           Significant ownership

AccelMed holds a 36.8% ownership of our common stock.

MediVision holds a 34.9% ownership of our common stock.

(c)           Directors

Uri Ram, Jonathan Phillips, Eric Maurincomme, and William Greer are independent directors as defined by the NASDAQ Marketplace Rules. Gil Allon, who is not an independent director, is a member of the Compensation, Option and Nomination Committees of our Board of Directors.

Item 14.                   Principal Accounting Fees and Services

For the fiscal years ended December 31, 2009 and December 31, 2008, Perry-Smith LLP has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2009	2008

Audit Fees (1)	$87,500	$87,500

Tax Fees (2)	20,000	23,500

All Other Fees (3)	20,560	42,005

Total	$128,060	$153,005

(1)
Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC.

(2)	Services in connection with the preparation of tax returns and the provision of tax advice.

(3)	Services related to Form S-1 and other miscellaneous securities filings.

All (100%) of the fees described above were approved by our Audit Committee.

It is the Audit Committee’s policy to pre-approve all audit and non-audit engagements of our independent auditor.

Item 15.                   Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Footnote Reference
3.1	Articles of Incorporation of Ophthalmic Imaging Systems.	(1)

3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems).	(2)

3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series B Preferred Stock of Ophthalmic Imaging Systems).	(3)

3.4	Certificate of Amendment to Articles of Incorporation of Ophthalmic Imaging Systems.	*

3.5	Amended and Restated Bylaws of Ophthalmic Imaging Systems.	*

4.1	Specimen of Stock Certificate.	(1)

Exhibit Number	Description of Exhibit	Footnote Reference
4.2	Purchase Agreement dated October 29, 2007 among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(4)

4.3	Form of Convertible Notes dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(4)

4.4	Form of Warrant dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(4)

4.5	Registration Rights Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc.	(4)

10.1	Lease Agreement, dated as of April 21, 2001, between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(5)

10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(6)

10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(6)

10.4	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to Ophthalmic Imaging Systems by Steven R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark Office).	(1)

10.5	Form of International Distribution Agreement used by Ophthalmic Imaging Systems and sample form of End User Software License Agreement.	(1)

10.6	Rental Agreement dated May 1, 1994 by and between Ophthalmic Imaging Systems and Robert J. Rossetti.	(7)

10.7	Ophthalmic Imaging Systems’ 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(8)+

10.8	Form of Indemnification Agreement between Ophthalmic Imaging Systems and each of its directors, officers and certain key employees.	(9)

10.9	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United States Binational Industrial Research and Development Foundation, MediVision and Ophthalmic Imaging Systems.	(10)

10.10	2000 Stock Option Plan.	(5)+

10.11	2003 Stock Option Plan.	(11)

Exhibit Number	Description of Exhibit	Footnote Reference
10.12	2005 Stock Option Plan.	*+

10.13	2009 Stock Option Plan.	*+

10.14	Loan and Security Agreement dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(12)

10.15	Promissory Note dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(6)

10.16	Secured Debenture dated as of July 20, 2005 by and between Ophthalmic Imaging Systems and United Mizrahi Bank Ltd.	(12)

10.17	Research and Development Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(12)

10.18	Distribution Agreement dated as of February 14, 2006 by and between Ophthalmic Imaging Systems and CCS Pawlowski GmbH.	(12)

10.19	Distribution Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.	(12)

10.20	Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems, MediStrategy Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.	(12)

10.21	Employment Agreement dated December 1, 2001 between Ophthalmic Imaging Systems and Gil Allon.	(13)

10.22	Amendment to Employment Agreement dated April 12, 2006 between Ophthalmic Imaging Systems and Gil Allon.	(13)

10.23	Employment Agreement dated July 11, 2002, between Ophthalmic Imaging Systems and Ariel Shenhar.	(13)

10.24	Amendment to Employment Agreement dated December 3, 2003, between Ophthalmic Imaging Systems and Ariel Shenhar.	(13)

10.25	Amendment to Employment Agreement dated February 29, 2004, between Ophthalmic Imaging Systems and Ariel Shenhar.	(13)

10.26	Amendment to Employment Agreement dated April 12, 2006, between Ophthalmic Imaging Systems and Ariel Shenhar.	(13)

10.27	Letter Agreement dated March 12, 2009, between Ophthalmic Imaging Systems and Uri Ram.	*

Exhibit Number	Description of Exhibit	Footnote Reference
10.28	Letter Agreement dated August 31, 2007, between Ophthalmic Imaging Systems and William Greer.	*

10.29	Letter Agreement dated October 30, 2009, between Ophthalmic Imaging Systems and William Greer.	*

10.30	Letter Agreement dated August 31, 2007, between Ophthalmic Imaging Systems and Jonathan Phillips.	*

10.31	Letter Agreement dated October 30, 2009, between Ophthalmic Imaging Systems and Jonathan Phillips.	*

14	Code of Ethics.	(6)

23.1	Consent of Perry-Smith LLP, Independent Auditors.	*

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*
________________________
*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Ophthalmic Imaging Systems’ Registration Statement on Form S-18, number 33-46864-LA.

(2)	Incorporated by reference to Exhibit A of Exhibit 1 of Ophthalmic Imaging Systems’ Form 8-K, filed on January 2, 1998.

(3)	Incorporated by reference to Exhibit 3.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on November 24, 1999.

(4)	Incorporated by reference to Ophthalmic Imaging Systems’ Form 8-K filed on October 31, 2007.

(5)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.

(6)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.

(7)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended August 31, 1994, filed on November 29, 1994.

(8)	Incorporated by reference to Ophthalmic Imaging Systems’ Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

(9)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(10)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.

(11)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 25, 2004.

(12)	Incorporated by reference to Exhibit 99.2 of Ophthalmic Imaging Systems’ Form 8-K filed on July 25, 2005.

(13)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 29, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: March 29, 2010	By:	/s/ Gil Allon
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gil Allon
Gil Allon	Director	March 29, 2010

/s/ Ariel Shenhar
Ariel Shenhar	Director	March 29, 2010

/s/Uri Ram
Uri Ram	Director, Chairman of the Board	March 29, 2010

/s/ Jonathan R. Phillips
Jonathan R. Phillips	Director	March 29, 2010

/s/ William Greer
William Greer	Director	March 29, 2010

/s/ Eric Maurincomme
Eric Maurincomme	Director	March 29, 2010

/s/ Uri Geiger
Uri Geiger	Director	March 29, 2010

/s/ Menachem Inbar
Menachem Inbar	Director	March 29, 2010