Form 10-Q
period 2010-05-06
OPHTHALMIC IMAGING SYSTEMS
filed 2010-05-12
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes  ☐  No ☒

As of May 12, 2010, 26,719,839 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$5,274,241	$5,406,239
Accounts receivable, net	2,317,001	2,710,987
Inventories	1,167,922	991,325
Prepaid expenses and other current assets	570,110	179,451
Total current assets	9,329,274	9,288,002

Restricted cash	158,217	158,213
Furniture and equipment, net of accumulated depreciation of $1,113,209 and $1,076,084 respectively	466,275	481,394
Capitalized imaging software, net of accumulated amortization of $210,295 and $168,236, respectively	294,416	336,475
Capitalized software development, net of accumulated amortization of $479,515 and $383,612, respectively	671,317	767,220
AcerMed asset purchase, net of accumulated amortization of $237,530 and $190,024, respectively	332,547	380,053
Goodwill	807,000	807,000
Customer relationship intangible assets and other intangible assets, net of accumulated amortization of $26,666 and $11,636, respectively	665,334	680,364
Prepaid financing	5,549	22,195
Other assets	105,846	116,461
Total assets	$12,835,775	$13,037,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,156,866	$867,672
Accounts payable – related party	34,333	41,847
Accrued liabilities	1,267,258	1,115,902
Deferred extended warranty revenue-current portion	1,758,387	1,632,491
Customer deposits	475,624	561,245
Notes payable- current portion	229,243	34,048
Total current liabilities	4,921,711	4,253,205

Deferred extended warranty revenue, less current portion	283,500	247,231
Line of credit	150,000	150,000
Notes payable, less current portion	2,508,273	2,946,179
Total liabilities	7,863,484	7,596,615

Commitments and contingencies

Equity

Ophthalmic Imaging Systems’ stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized;26,719,839 and 26,500,059 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	20,337,757	20,089,592
Additional paid-in-capital	583,160	420,610
Accumulated deficit	(16,382,103)	(15,536,170)
Cumulative translation adjustment	(19,789)	2,241
Total Ophthalmic Imaging Systems’ stockholders’ equity	4,519,025	4,976,273
Noncontrolling interest	453,266	464,489
Total liabilities and stockholders' equity	$12,835,775	$13,037,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009
Sales – products	$3,119,125	$1,325,023
Cost of sales – products	1,135,909	690,330
Cost of sales – amortization	185,468	185,468
Gross profit – products	1,797,748	449,225

Sales – products to related parties	-	119,080
Cost of sales – products to related parties	-	65,482
Gross profit – products to related parties	-	53,598

Sales – service	1,014,190	965,428
Cost of sales – service	545,376	329,184
Gross profit – service	468,814	636,244

Net revenues	4,133,315	2,409,531
Cost of sales	1,866,753	1,270,464
Gross profit	2,266,562	1,139,067
Operating expenses:
Sales and marketing	1,544,594	904,156
General and administrative	516,879	511,023
Research and development	844,198	524,876
Research and development – related parties	-	260,898
Total operating expenses	2,905,671	2,200,953
Loss from operations	(639,109)	(1,061,886)
Interest income, interest and other expenses, net	(230,922)	(43,910)
Net loss before income taxes	(870,031)	(1,105,796)
Income tax benefit (expense)	12,876	(2,153)

Net loss	(857,155)	(1,107,949)

Less: Noncontrolling interest’s share	11,224	-

Net loss attributable to Ophthalmic Imaging Systems	$(845,931)	$(1,107,949)

Basic and diluted net loss per share	$(0.03)	$(0.07)

Shares used in the calculation of basic and diluted net loss per share (1)	26,518,618	16,866,831

(1) The amount of anti-dilutive shares for the three months ended March 31, 2010 and 2009 are 1,665,711 and 281,524, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2010	2009
Net loss attributable to Ophthalmic Imaging Systems	$(845,931)	$(1,107,949)
Other comprehensive loss
Foreign currency translation	(19,789)	-
Comprehensive net loss	$(865,720)	$(1,107,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2010	2009
Operating activities:
Net loss	$(857,155)	$(1,107,949)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	77,305	52,709
Loss (gain) on disposal of equipment	1,541	(4,765)
Stock based compensation expense	9,125	9,060
Amortization of AcerMed software license	47,506	47,506
Amortization of imaging software	42,059	42,059
Amortization of R&D	95,902	95,903
Amortization of prepaid financing related to note payable	16,646	16,646
Discount related to note payable	162,549	6,942
Amortization of customer relationship intangibles	15,030	-
Net decrease (increase) in accounts receivable - customer	411,159	(49,550)
Provision for bad debt	(17,173)	165,926
Net (increase) decrease in inventories	(176,598)	149,551
Net (increase) decrease in prepaid and other assets	(390,659)	40,126
Net increase in accounts receivable – related parties	-	(16,935)
Net decrease in other assets	10,611	610
Net decrease in accounts payable – related parties	(7,514)	-
Net increase (decrease) in current liabilities other than short-term borrowings	513,507	(155,221)
Net cash used in operating activities	(46,159)	(707,382)

Investing activities:
Acquisition of furniture and equipment	(63,727)	(25,092)

Financing activities:
Principal payments on notes payable	(20,533)	(196,751)
Principal payments on notes payable - auto	(10,679)	-
Advance to related parties	-	(202,048)
Notes payable Abraxas	43,400	-
Payments for financing fees	(10,960)	-
Proceeds from line of credit	-	4,436

Net cash provided by (used in) financing activities	1,228	(394,363)

Effect of exchange rate changes on cash and cash equivalents	(23,340)	-

Net decrease in cash and equivalents	(131,998)	(1,126,837)
Cash and equivalents, beginning of the period	5,406,239	2,224,625
Cash and equivalents, end of the period	$5,274,241	$1,097,788

Supplemental schedule of non-cash investing and financing activities:

For the three months ended March 31, 2010:
- $250,000 of our convertible notes payable was converted into shares of our common stock.

For the three months ended March 31, 2009:
-None

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2010 and 2009

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of March 31, 2010 , condensed consolidated statements of operations, comprehensive loss, and cash flows for the three months ended March 31, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report of Ophthalmic Imaging Systems’ (the “Company”) for the year ended December 31, 2009 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results expected for the full year.  Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 2.	Inventories

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories consist of the following:

	As of March 31, 2010	As of December 31, 2009

Raw materials	$334,548	$240,953
Work-in-process	438,061	392,440
Finished goods	395,313	357,932

	$1,167,922	$991,325

Note 3.	Loss Per Share

Basic loss per share which excludes dilution, is computed by dividing loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, warrants or convertible debt, result in the issuance of common stock, which shares in the earnings of the Company. The treasury stock method is applied to determine the dilutive effect of convertible or exercisable securities in computing diluted earnings per share. The Company currently is in a loss position and does not calculate diluted earnings per share.

Note 4.	Related Party Transactions

U.M. AccelMed, Limited Partnership

As of March 31, 2010, U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) is our largest shareholder with 9,757,514 shares of our common stock or 36.5%.  AccelMed acquired 9,633,228 of these shares on June 24, 2009 pursuant to a Purchase Agreement. The remaining 124,286 shares were purchased from MediVision on January 6, 2010 at a purchase price of $0.70 per share.

MediVision Medical Imaging Ltd.

As of March 31, 2010, MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,227,132 shares of our common stock, or 34.5%.

On October 21, 2009 we purchased substantially all the assets of MediVision. At March 31, 2010 the carrying value of the assets acquired from MediVision were as follows: intangible assets related to customer relationship were $466,334, intangible assets related to the Electro-optical Unit were $199,000, and goodwill was $807,000. During the quarter ended March 31, 2010, the Company recognized revenue and net losses related to the business operations purchased in connection with the MediVision Asset Purchase of $282,825 and $86,010, respectively. At March 31, 2010 the noncontrolling interest related to the business operations purchased from MediVision was $453,264.

As of March 31, 2010, we owed MediVision $34,333 related to the settlement of its business relationships with MediVision.

Relationships

Gil Allon (our Chief Executive Officer), together with Noam Allon, President and Chief Executive Officer of MediVision, Gil Allon’s brother and a former director of OIS own 20.31% of MediVision’s ordinary shares. Ariel Shenhar (our Chief Financial Officer), together with Yuval Shenhar, his brother, own 1.06% of MediVision’s ordinary shares.

CCS Pawlowski GmbH

CCS Pawlowski GmbH, a German corporation (“CCS”), was formerly a subsidiary of MediVision which owned 63% of CCS’ ownership interests.  We acquired this ownership interest in connection with the MediVision Asset Purchase. After completion of the MediVision Asset Purchase all inter-company sales were eliminated upon consolidation.

MediStrategy, Ltd.

Effective January 1, 2010, OIS Global entered an agreement with MediStrategy Ltd., an Israeli company owned by Noam Allon (“MS”), for Mr. Allon’s consulting services. Under the agreement, MS will be compensated approximately $18,000 monthly effective January 1, 2010 through December 31, 2010.

Note 5.
Share-based Compensation

At March 31, 2010, we have four active stock-based compensation plans (the “Plans”).  Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement.  The plans generally expire ten years from the inception of the plans.  The majority of options granted under these agreements have a vesting period of three to four years.  Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2010 is presented below:

Shares

Weighted Average Exercise Price
Weighted Average Remaining Contractual Term (Years)

Aggregate Intrinsic Value:
Outstanding at January 1, 2010	3,584,926	$0.60	6.65	$537,739
Granted	--	--	--	--
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--
Outstanding at March 31, 2010	3,584,926	$0.60	6.41	$1,971,709
Exercisable at March 31, 2010	2,382,834	$0.54	4.09	$1,453,529

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

As of March 31, 2010, we had $40,065 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2012.  The total fair value of options vested and the incremental expense for stock-based compensation during the three months ended March 31, 2010 and 2009 was $9,125 and $9,060, respectively.

In calculating compensation related to stock option grants for the three months ended March 31, 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 50.23%, risk-free interest rate of 3.69%, and expected term of 10 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

Abraxas Medical Solutions (“Abraxas”)

As of March 31, 2010, we had $1,165 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2011.  The total fair value of options vested and the incremental expense for stock-based compensation during the three months ended March 31, 2010 was $166.

Note 6.
Convertible Notes

In 2007 and 2009, we issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (the “Holders”) (i) an aggregate of $2,750,000 in principal amount of our 6.5% Convertible Notes Due October 31, 2011 (the “Notes”), at a conversion price of $1.1375 per share which are convertible into 2,108,529 shares of our common stock, (ii) warrants to purchase an aggregate of 889,092 shares of our common stock at an exercise price of $1.297 per share and expire on October 29, 2012, and (iii) warrants to purchase aggregate of 500,000 shares of our common stock at an exercise price of $1.00 per share and expire on June 24, 2012.  Our next principal payment on the notes will be due December 31, 2010.

In March 2010, the Holders of the notes converted $250,000 of the principal balance into 218,780 shares of our common stock.  As of March 31, 2010, the remaining principal balance on the notes was $1,125,000.

We computed the intrinsic value of the effective conversion price based on the proceeds received for or allocated to the convertible instrument for the embedded conversion option.  Thus, we first allocated the proceeds to the convertible instrument (the notes) and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. We then calculated the effective conversion used to measure the intrinsic value, if any, of the embedded conversion option based on the Black-Scholes-Merton option valuation model.  We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period.

The impact of this adjustment to our 2010 financial statements to date is an increase to interest expense of $161,080, an increase to the discount on the Notes of $23,486 and an increase to additional paid-in-capital of $162,549.

As of March 31, 2010, the following weighted average assumptions were used: dividend yield none, expected volatility of 52.89%, risk-free interest rate of 1.54%, and expected term of 3 years. As of March 31, 2010, there was $294,686 of additional paid-in-capital and $60,485 of discount related to the warrants.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended March 31,
	2010	2009
Warranty balance at beginning of period	$98,599	$67,000
Reductions for warranty services provided	(32,377)	(22,500)
Changes for accruals in current period	74,800	32,750
Warranty balance at end of period	$141,022	$77,250

Note 8.
Segment Reporting

Our business consists of two operating segments: OIS and Abraxas, our wholly-owned subsidiary.  Our management reviews Abraxas’ results of operations separately from that of OIS. Our operating results for Abraxas exclude income taxes. The provision for income taxes is calculated on a consolidated basis, and accordingly, is not presented by segment. It is excluded from the measure of segment profitability as reviewed by our management. CCS does not meet the materiality requirements for segment reporting and accordingly, CCS’ financial information is reported as Other in the following table.

We evaluate our reporting segments in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting (“Topic 280”). Our Chief Financial Officer (“CFO”) has been determined to be the Chief Operating Decision Maker as defined by Topic 280. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the three months ended March 31, 2010 and 2009:

          Results of Operations

          Selected Financial Data-

	Three months ended March 31, 2010

	OIS	Abraxas	Other	Total

Statement of Operations:
Net revenues	$3,242,560	$766,565	$124,190	$4,133,315

Gross profit	1,912,614	270,642	83,306	2,266,562

Operating loss	(162,160)	(457,342)	(19,607)	(639,109)

Net loss (consolidated)				(845,931)

	Three months ended March 31, 2009

	OIS	Abraxas	Other	Total

Statement of Operations:
Net revenues	$2,281,469	$128,062	-	$2,409,531

Gross profit	1,278,715	(139,648)	-	1,139,067

Operating loss	(346,326)	(715,560)	-	(1,061,886)

Net loss (consolidated)				(1,107,949)

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We make forward-looking statements in this report, in other materials we file with the Securities and Exchange Commission (the “SEC”) or otherwise release to the public, and on our website.  In addition, our senior management might make forward-looking statements orally to analysts, investors, the media, and others.  Statements concerning our future operations, prospects, strategies, financial condition, future economic performance (including growth and earnings) and demand for our products and services, and other statements of our plans, beliefs, or expectations, including the statements contained in this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our future plans, strategies, and expectations are forward-looking statements.  In some cases these statements are identifiable through the use of words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions. You are cautioned not to place undue reliance on these forward-looking statements because these forward-looking statements we make are not guarantees of future performance and are subject to various assumptions, risks, and other factors that could cause actual results to differ materially from those suggested by these forward-looking statements.  Thus, our ability to predict results or the actual effect of our future plans or strategies is inherently uncertain.  Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: economic conditions generally and the medical instruments market specifically, legislative or regulatory changes that affect us, including changes in healthcare regulation, the availability of working capital, and the introduction of competing products.  These risks and uncertainties, together with the other risks described from time to time in reports and documents that we file with the Securities and Exchange Commission should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Indeed, it is likely that some of our assumptions will prove to be incorrect.  Our actual results and financial position will vary from those projected or implied in the forward-looking statements and the variances may be material.  We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

At March 31, 2010, we had stockholders’ equity of $4,519,025 and our current assets exceeded our current liabilities by $4,407,563.

The following discussion should be read together with the unaudited interim financial statements and the notes thereto which are set forth in “Item 1. Financial Statements (unaudited).”  In the opinion of management, the unaudited interim period financial statements include all adjustments, which are of a normal recurring nature, that are necessary for a fair presentation of the results of the periods.  There can be no assurance that we will be able to achieve or sustain significant positive cash flows, revenues, or profitability in the future.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”).  The information contained in the financial statements is, to a significant extent, based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

Revenue Recognition

Our revenue recognition policies are in compliance with applicable accounting rules and regulations  including FASB Accounting Standards Codification Topic 985, Software, Topic 605 Revenue and Subtopic 25 Multiple-Element Arrangements. Under accounting for revenue with multiple element arrangements, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

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

In 2010 and 2009 the general warranty reserve increased from $98,599 to $141,022 and from $67,000 to $98,599 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

Securities Purchase Agreement

On June 24, 2009, we entered into a Purchase Agreement with AccelMed, whereby we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the 1st installment, under which we issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.  This warrant has an exercise price of $1.00 per share and expires on June 24, 2012.

On this date, we also issued to the placement agent, an option to purchase 123,500 shares of our common stock at an exercise price of $0.01 per share.  This option expires on June 24, 2012. We recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction to our common stock and an increase in additional paid-in-capital in the amount of $47,045.

For the 2nd installment, we agreed to issue 3,581,089 shares of common stock and a warrant to purchase up to an aggregate of 1,193,696 shares of common stock, for an aggregate purchase price of $1,999,967. Subject to certain conditions, including, without limitation, the achievement of certain financial milestones, the completion of the 2nd Installment will occur within 14 days of the date of our filing with the SEC our Form 10-Q for the quarter ended March 31, 2010 or on a later date as may be agreed to in writing by the parties. If certain conditions are not met, the 2nd installment is optional. We anticipate that this installment will be completed during the second quarter of 2010. There are no other installments contemplated after the installment in the purchase agreement.

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the three months ended March 31, 2010 and 2009 in the amount of $47,506. The carrying value of this asset at March 31, 2010 and December 31, 2009 was $332,547 and $380,053, respectively.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three months ended March 31, 2010 and 2009 was $95,903. The carrying value of this asset at March 31, 2010 and December 31, 2009 was $671,317 and $767,220, respectively.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three months ended March 31, 2010 and 2009 was $42,059. The carrying value of this asset at March 31, 2010 and December 31, 2009 was $294,416 and $336,475, respectively.

Principals of Consolidation

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

Recently Issued Accounting Guidance

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable's selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for the Company on January 1, 2011. Management is evaluating the impact that the adoption of these changes will have on the Consolidated Financial Statements.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning January 1, 2011. Management has determined these changes will not have an impact on the Consolidated Financial Statements.

Results of Operations

Revenues

       Our revenues for the three months ended March 31, 2010 were $4,133,315, representing a 72% increase from revenues of $2,409,531 for the three months ended March 31, 2009.  The increase in revenues is due to an increase in product sales of $1,675,022 and an increase in service sales of $48,762 during the three months ended March 31, 2010 compared to the same period in 2009.  The increase in product sales is primarily attributable to an increase in marketing efforts introducing the EyeScan internationally and in the Optometry market.

Product sales accounted for approximately 75% and 60% of our revenues for the three months ended March 31, 2010 and 2009, respectively. Service sales accounted for approximately 25% and 40% of our revenues for the three months ended March 31, 2010 and 2009, respectively.

Gross Margins

        Gross margins on product sales were approximately 58% and 35% during the three months ended March 31, 2010 and 2009, respectively. Gross margins on product sales increased due to the increase in product revenue covering the fixed costs and an increase in software sales which resulted in a higher margin.

Gross margins on service sales were approximately 46% and 66% during the three months ended March 31, 2010 and 2009, respectively. Gross margin on service sales decreased due to an increase in fixed costs relative to service sales. The increase in fixed costs is due to additional service personnel hired during the three months ended March 31, 2010.

Sales and Marketing Expenses

        Sales and marketing expenses accounted for approximately 37% and 38% of total revenues during the three months ended March 31, 2010 and 2009, respectively.  Sales and marketing expenses increased to $1,544,594 versus $904,156 during the three months ended March 31, 2010 and 2009, respectively, representing an increase of $640,438 or 71%. This increase was due to an increase in marketing efforts introducing the EyeScan internationally and in the Optometry market of approximately $132,000, as well as the addition of six sales representatives supporting the EyeScan launch internationally and in the Optometry market of approximately $285,000.  Abraxas added four sales representatives which increased their expenses by $82,000. The remaining increase in sales and marketing is attributable to the acquisition of OIS Europe and CCS which added approximately $70,000 and $56,000 of sales and marketing expenses, respectively.

General and Administrative Expenses

        General and administrative expenses were $516,879 and $511,023 during the three months ended March 31, 2010 and 2009, respectively, representing a increase of $5,856 or 1%.  These expenses accounted for approximately 13% and 21% of revenues during the three months ended March 31, 2010 and 2009, respectively.

Research and Development Expenses

     Research and development expenses were $844,198 and $785,774 during the three months ended March 31, 2010 and 2009, respectively, representing a increase of $58,424 or 7%.  These expenses accounted for approximately 20% and 33% of revenues during the three months ended March 31, 2010 and 2009, respectively.  This increase  in expense is primarily due to an increase in software testers.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Interest Income, Interest  and Other Expenses, Net

     Interest income, interest and other expenses were $230,922 and $43,910 during the three months ended March 31, 2010 and 2009, respectively, representing an increase of $187,012 or 426%. The increase in interest expense is attributable to an increase of $161,080 related to the effective interest expense of the embedded conversion option in our convertible notes, which was calculated using the Black-Scholes-Merton option valuation. The decrease in interest income of $68,612 is primarily due to the lack of interest income during the three months ended March 31, 2010 for debt that was written-off in the prior year, as well as lower interest rates.

Income Taxes

Income tax benefit (expense) was $12,876 and ($2,153) during the three months ended March 31, 2010 and 2009, respectively.   We calculate our tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future.  At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net loss

       We recorded net loss of $857,155 or $0.03 basic net loss per share and a net loss of $1,107,949 or $0.07 basic net loss per share, for the quarter ended March 31, 2010 and 2009, respectively.  Net loss for the three months ended March 31, 2010 is mainly attributable to the increase in sales and marketing expenses of $640,438, and an increase in interest income, interest and other expenses, net of $187,012.

Balance Sheet

Our assets decreased by $201,602 as of March 31, 2010 as compared to December 31, 2009.  This decrease was primarily due to the amortization of our EMR and PM software of $47,505, amortization of capitalized software development related to our EMR and PM software of $95,902 and the amortization of our web-based software of $42,059.

Our liabilities increased by $266,869 as of March 31, 2010 as compared to December 31, 2009 primarily due to a increase in accounts payable of $289,194, an increase of accrued liabilities of $151,356, an increase in deferred revenue of $162,165, offset by a decrease in notes payable of $242,711 and customer deposits of $86,054.

Our stockholders’ equity decreased by $457,248 as of March 31, 2010 as compared to December 31, 2009 primarily due to a net loss for the three months of $845,931, offset by an increase in additional paid-in-capital of $162,550 related to our convertible notes and common stock issued upon conversion of $250,000 of notes.

Liquidity and Capital Resources

        Cash used in operating activities was $46,159 during the three months ended March 31, 2010 as compared to cash used of $707,382 during the three months ended March 31, 2009.  The cash used in operations during the first three months of 2010 was principally from our net loss of $845,931 and an increase in inventory of $176,598, increase in prepaid expenses of $390,659, offset by depreciation and amortization of $294,448, change in the discount related to notes payable of $162,549, decrease in customer accounts receivable of $411,159 and the increase in other liabilities of $513,507.

Cash used in investing activities was $63,727 during the three months ended March 31, 2010 as compared to cash used of $25,092 during the nine months ended March 31, 2009.  The cash used of $63,727 was due to the investment in capital equipment such as computers and software used internally.  We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems.  We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

        We generated cash in financing activities of $1,228 during the three months ended March 31, 2010 as compared to cash used of $394,363 during the three months ended March 31, 2009.  The cash generated in financing activities during the three months ended March 31, 2010 was primarily from a loan of Abraxas of $43,400, offset by principal payments on notes and lease obligations of $20,533.

        On March 31, 2010, our cash and cash equivalents were $5,274,241.  Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and to continue our growth and marketing of Abraxas products.

On June 24, 2009, we consummated the 1st Installment pursuant to the Purchase Agreement with AccelMed, whereby we received $3,999,972 for the issuance of 9,633,228 shares of our common stock and a warrant to purchase 3,211,076 shares of our common stock.

The Purchase Agreement with AccelMed also contemplates a second installment (the “2nd Installment”), whereby we agreed to issue and sell to AccelMed, and AccelMed agreed to buy 3,581,089 shares of our common stock and a warrant to purchase up to an aggregate of 1,193,696 shares of our common stock, for an aggregate purchase price of $1,999,967. Subject to certain conditions set forth in the Purchase Agreement, which includes, without limitation, the achievement of certain financial milestones, the completion of the 2nd Installment will occur within 14 days of the date of our filing with the SEC of our Form 10-Q for the quarter ended March 31, 2010 or on a later date as may be agreed to in writing by the parties. We anticipate that this installment will be completed during the second quarter of 2010. There are no other installments contemplated aft the installment in the purchase agreement.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements will be available and, if available, can be obtained on terms favorable to us.

Trends

Under the recently approved stimulus package, The American Recovery and Reinvestment Act of 2009, physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 in incentive payments, and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, Medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. We anticipate this legislation will have positive effects on our revenues as physicians adopt EMR software programs at higher rates than they do currently. We expect to see this positive trend in mid 2010 and beyond.  OIS and Abraxas are both certified with a 2008 certification by the Commission for Healthcare Information Technology (CCHIT) in ambulatory EMR  software.

Off-Balance Sheet Arrangements

None.

ITEM 4T.                      CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

      As of March 31, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2010, we issued 219,780 shares of our common stock upon conversion of $250,000 in principal of certain outstanding convertible notes.  In connection with this issuance. we relied upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

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
Date: May 12, 2010

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer (Principal Accounting and Financial Officer)