Form 10-Q
period 2010-06-30
OPHTHALMIC IMAGING SYSTEMS
filed 2010-08-10
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes  ☐  No ☒

As of August 10, 2010, 30,300,928 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems Condensed Consolidated Balance Sheets (Unaudited)

Assets	June 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$6,173,124	$5,406,239
Accounts receivable, net	3,192,328	2,710,987
Inventories, net	1,345,782	991,325
Prepaid expenses and other current assets	431,990	179,451
Total current assets	11,143,224	9,288,002

Restricted cash	158,221	158,213
Furniture and equipment, net of accumulated depreciation of $1,159,042 and $1,076,084 respectively	456,449	481,394
Capitalized imaging software, net of accumulated amortization of $252,354 and $168,236, respectively	252,357	336,475
Capitalized software development, net of accumulated amortization of $575,418 and $383,612, respectively	575,413	767,220
AcerMed asset purchase, net of accumulated amortization of $285,036 and $190,024, respectively	285,041	380,053
Goodwill	807,000	807,000
Customer relationship intangible assets and other intangible assets, net of accumulated amortization of $44,041 and $11,636, respectively	647,959	680,364
Prepaid financing	-	22,195
Licensing rights intangible asset, net of accumulated amortization of $16,519 and $0, respectively	82,593	99,112
Other assets	9,634	17,349
Total assets	$14,417,891	$13,037,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,377,928	$867,672
Accounts payable – related party	-	41,847
Accrued liabilities	1,499,868	1,115,902
Deferred extended warranty revenue-current portion	1,425,479	1,632,491
Customer deposits	471,024	561,245
Notes payable- current portion	1,168,800	34,048
Total current liabilities	5,943,099	4,253,205

Deferred extended warranty revenue, less current portion	262,081	247,231
Line of credit	150,000	150,000
Notes payable, less current portion	1,660,337	2,946,179
Total liabilities	8,015,517	7,596,615

Commitments and contingencies

Equity
Ophthalmic Imaging Systems’ stockholders' equity:

Common stock, no par value, 100,000,000 shares authorized; 30,300,928 and 26,500,059 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	21,717,047	20,089,592
Additional paid-in-capital	1,203,300	420,610
Accumulated deficit	(16,870,231)	(15,536,170)
Cumulative translation adjustment	(98,657)	2,241
Total Ophthalmic Imaging Systems’ stockholders’ equity	5,951,459	4,976,273
Noncontrolling interest	450,915	464,489
Total equity	6,402,374	5,440,762
Total liabilities and stockholders' equity	$14,417,891	$13,037,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Sales - products	$3,750,391	$1,695,603	$6,869,516	$3,020,626
Cost of sales - products	1,221,225	779,565	2,357,134	1,469,895
Cost of sales – amortization	185,468	185,468	370,936	370,936

Gross profit - products	2,343,698	730,570	4,141,446	1,179,795

Sales – products to related parties	-	122,125	-	241,205
Cost of sales – products to related parties	-	77,087	-	142,569
Gross profit – products to related parties	-	45,038	-	98,636

Sales - service	1,009,737	1,080,888	2,023,927	2,046,316
Cost of sales - service	507,255	371,090	1,052,631	700,274
Gross profit - service	502,482	709,798	971,296	1,346,042

Total net sales	4,760,128	2,898,616	8,893,443	5,308,147
Cost of sales	1,913,948	1,413,210	3,780,701	2,683,674
Gross profit	2,846,180	1,485,406	5,112,742	2,624,473
Operating expenses:
Sales and marketing	1,776,435	868,080	3,321,029	1,772,236
General and administrative	585,023	659,884	1,101,902	1,170,907
Impairment related to the debt of MediVision	-	4,436,187	-	4,436,187
Research and development	862,499	596,442	1,706,697	1,121,318
Research and development – related parties	-	33,116	-	294,014
Total operating expenses	3,223,957	6,593,709	6,129,628	8,794,662
Loss from operations	(377,777)	(5,108,303)	(1,016,886)	(6,170,189)
Other income – settlement	-	1,200,000	-	1,200,000
Interest and other expense, net	(91,302)	(95,741)	(322,224)	(139,651)
Loss from continuing operations before taxes	(469,079)	(4,004,044)	(1,339,110)	(5,109,840)
Income taxes	(21,409)	(500)	(8,533)	(2,653)

Net loss	(490,488)	(4,004,544)	(1,347,643)	(5,112,493)
Less: noncontrolling interest’s share	2,351	-	13,575	-
Net loss attributable to Ophthalmic Imaging Systems	$(488,137)	$(4,004,544)	$(1,334,068)	$(5,112,493)
Shares used in the calculation of basic and diluted net loss per share	28,097,181	17,501,989	27,307,900	17,184,410

Basic and diluted net loss per share (1)	$(0.02)	$(0.23)	$(0.05)	$(0.30)

(1) The amount of anti-dilutive shares for the three months ended June 30, 2010 and 2009 were 1,965,459 and 503,318, respectively.  The amount of anti-dilutive shares for the six months ended June 30, 2010 and 2009 were 1,815,585 and 392,421, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Comprehensive Loss

	(Unaudited) Three months ended June 30,		(Unaudited) Six months ended June 30,
	2010	2009	2010	2009
Net loss attributable to Ophthalmic Imaging Systems	$(488,137)	$(4,004,544)	$(1,334,060)	$(5,112,493)
Other comprehensive loss
Foreign currency translation	(78,868)	-	(98,657)	-
Comprehensive net loss	$(567,005)	$(4,004,544)	$(1,432,717)	$(5,112,493)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
	2010	2009
Operating activities:
Net loss	$(1,347,643)	$(5,112,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	147,555	105,933
Loss on disposal of equipment	1,541	16,369
Stock based compensation expense	19,127	16,711
Amortization of AcerMed software license	95,012	95,012
Amortization of imaging software	84,118	84,118
Amortization of R&D	191,807	191,806
Amortization of licensing rights intangible asset	16,519	-
Amortization of prepaid financing related to note payable	22,195	33,292
Discount related to note payable	142,405	57,835
Amortization of customer relationship intangibles	32,405	-
Impairment of debt from MediVision	-	3,152,042
Net (increase) decrease in accounts receivable, net	(506,476)	674,645
Provision for bad debt	16,764	54,271
Net (increase) decrease in inventories	(374,336)	560,000
Net (increase) decrease in prepaid and other assets	(252,539)	405,491
Net decrease in other assets	3,247	60,742
Net (decrease) increase in accounts payable – related parties	(41,847)	13,144
Net increase (decrease) in other liabilities other than short-term borrowings	605,740	(331,389)
Net cash (used in) provided by operating activities	(1,144,406)	77,529
Investing activities:
Acquisition of furniture and equipment	(124,151)	(41,151)

Financing activities:
Principal payments on notes and leases payable	(13,590)	(714,434)
Lease payable	26,410	-
Notes payable - Abraxas	109,759	-
Payments for financing fees	(10,960)	(40,000)
Proceeds from equity investment	1,999,967	3,999,972
Net cash provided by financing activities	2,111,586	3,245,538

Effect of exchange rate changes on cash and cash equivalents	(76,144)	-

Net increase in cash and equivalents	766,885	3,281,916
Cash and equivalents, beginning of the period	5,406,239	2,224,625
Cash and equivalents, end of the period	$6,173,124	$5,506,541

Non-cash financing for the six months ended June 30, 2010:
- $250,000 of our convertible notes payable was converted into shares of our common stock.

Notes to Condensed Consolidated Financial Statements

Three and Six Month Periods ended June 30, 2010 and 2009

(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of June 30, 2010 , condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the comprehensive loss, and cash flows for the six months ended June 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report of Ophthalmic Imaging Systems’ (the “Company”) for the year ended December 31, 2009 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year.  Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 2.	Inventories

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories consist of the following:

	As of June 30, 2010	As of December 31, 2009
Raw materials	$355,641	$240,953
Work-in-process	475,311	392,440
Finished goods	514,830	357,932

	$1,345,782	$991,325

Note 3.	Loss Per Share

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

U.M. AccelMed, Limited Partnership

As of June 30, 2010, U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) is our largest shareholder with 13,338,603 shares of our common stock or 44%.  On June 24, 2009 AccelMed acquired 9,633,228 shares and a warrant to purchase up to 3,211,076 shares of our common stock for an aggregate purchase price of $3,999,972.  This 1st installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012. On May 26, 2010 the 2nd and final installment was completed, under which we issued to AccelMed 3,581,089 shares and a warrant to purchase up to 1,193,696 shares for an aggregate purchase price of $1,999,967. The 2nd installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012.  The remaining 124,286 shares of common stock were purchased from MediVision Medical Imaging Ltd. on January 6, 2010 at a purchase price of $0.70 per share.

MediVision Medical Imaging Ltd.

As of June 30, 2010, MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,112,446 shares of our common stock, or 30.1%.

On October 21, 2009 we purchased substantially all the assets of MediVision (the “MediVision Asset Purchase”). At June 30, 2010, the carrying value of the assets acquired from MediVision were as follows: intangible assets related to customer relationships were $448,959, intangible assets related to the Electro-optical Unit were $199,000, and goodwill was $807,000. During the three and six months ended June 30, 2010, the Company recognized revenue of $304,583 and $587,408 and net losses of $85,402 and $171,412, related to the business operations purchased in connection with the MediVision Asset Purchase. At June 30, 2010 the noncontrolling interest related to the business operations purchased from MediVision was $450,915.

Escrow Agreement

Pursuant to the terms of the MediVision Asset Purchase Agreement (the “APA”) an Escrow Agreement (the “Escrow Agreement”) between us, MediVision and Stephen L. Davis, Esq. dated June 24, 2009, MediVision deposited 3,793,452 shares (the “Escrow Shares”) of our common stock into escrow.  If MediVision failed to make certain payments under the APA, the Escrow Shares would have been distributed to us or sold and the proceeds thereof distributed to us.  The agreement will terminate upon the later of (i) October 21, 2011 or (ii) the satisfaction and discharge of the $1,800,000 claim made by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor to MediVision. As of June 30, 2010 MediVision has satisfied the $1,800,000 claim made by the Office of Chief Scientist of the Israeli Ministry of Industry, Trade & Labor.

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

MediStrategy, Ltd.

Effective January 1, 2010, OIS Global entered an agreement with MediStrategy Ltd., an Israeli company owned by Noam Allon ("MS"), for Mr. Allon's consulting services.  Under the agreement, MS will be compensated approximately $18,000 monthly effective January 1, 2010 through December 31, 2010.

Note 5.
Share-based Compensation

At June 30, 2010, we have four active stock-based compensation plans (the “Plans”).  Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement.  The plans generally expire ten years from the inception of the plans.  The majority of options granted under these agreements have a vesting period of three to four years.  Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended June 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,584,926	$0.60	6.65	$537,739
Granted	208,964	$0.91	9.54	$18,807
Exercised	--	--	--	--
Forfeited/Expired	--	--	--	--
Outstanding at June 30, 2010	3,793,890	$0.62	6.86	$1,441,678
Exercisable at June 30, 2010	2,727,460	$0.56	4.07	$1,200,082

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

As of June 30, 2010, we had $41,254 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2013.  The total fair value of options vested and the incremental expense for stock-based compensation during the three and six months ended June 30, 2010 was $ 9,836 and $18,795, respectively. The total fair value of options vested and the incremental expense for stock-based compensation during the three and six months ended June 30, 2009 was $7,651 and $16,711, respectively.

In calculating compensation related to stock option grants for the three and six months ended June 30, 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 47.96%, risk-free interest rate of 3.69%, and expected term of 10 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

In connection with the 1st installment of the AccelMed private placement, we also issued to the placement agent, an option to purchase 123,500 shares of our common stock at an exercise price of $0.01 per share. This option expires on June 23, 2012. We recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction to our common stock and an increase in additional paid-in-capital in the amount of $47,045.

In connection with the 2nd installment of the AccelMed private placement, we issued to the placement agent, an option to purchase 36,464 shares of our common stock at an exercise price of $0.01 per share. This option expires on May 26, 2013. We recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction to our common stock and an increase in additional paid-in-capital in the amount of $18,491.

Abraxas Medical Solutions (“Abraxas”)

As of June 30, 2010, we had $999 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2011.  The total fair value of options vested and the incremental expense for stock-based compensation during the three and six months ended June 30, 2010 was $166 and $332, respectively.

Note 6.
Convertible Notes

In 2007 and 2009, we issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (the “Holders”) an aggregate of $2,750,000 in principal amount of our 6.5% Convertible Notes Due October 31, 2011 (the “Notes”) and warrants to purchase shares of our common stock. As of June 30, 2010 the remaining principal balance on the notes was $1,125,000 which is convertible into 1,057,132 shares of our common stock at an adjusted conversion price of $1.06 per share. The Holders also held, as of June 30, 2010, warrants to purchase an aggregate of 950,357 shares of our common stock at an exercise price of $1.21 per share and expire on October 29, 2012 and warrants to purchase aggregate of 500,000 shares of our common stock at an exercise price of $1.00 per share and expire on June 24, 2012.  Our next principal payment on the notes will be due February 28, 2011.

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

The impact of this adjustment to our 2010 financial statements to date is an increase to interest expense of $178,639 an increase to the discount on the Notes of $9,606 and an increase to additional paid-in-capital of $152,011.

As of June 30, 2010, the following weighted average assumptions were used: dividend yield none, expected volatility of 51.96%, risk-free interest rate of 1.54%, and expected term of 2.33 years. As of June 30, 2010, there was $283,182 of additional paid-in-capital and $46,605 of discount related to the warrants.

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

The following provides a reconciliation of changes in our warranty reserve:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Warranty balance at beginning of period	$132,950	$77,250	$90,000	$67,000
Reductions for warranty services provided	(52,350)	(36,925)	(84,200)	(59,425)
Changes for accruals in current period	82,000	43,100	156,800	75,850
Warranty balance at end of period	$162,600	$83,425	$162,600	$83,425

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

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
Statement of Income:	2010	2009	2010	2009
Net sales:
OIS	$3,680,200	$2,418,331	$6,895,925	$4,699,800
Abraxas	827,996	480,285	1,594,561	608,347
Other	251,932	-	402,957	-
Total	$4,760,128	$2,898,616	$8,893,443	$5,308,147
Gross profit:
OIS	$2,398,516	$1,358,684	$4,311,130	$2,637,399
Abraxas	340,563	126,722	611,205	(12,926)
Other	107,101	-	190,407	-
Total	$2,846,180	$1,485,406	$5,112,742	$2,624,473
Operating Loss:
OIS	$62,123	$(4,709,443)	$(100,037)	$(5,055,769)
Abraxas	(443,952)	(398,860)	(901,294)	(1,114,420)
Other	4,052	-	(15,555)	-
Total	$(377,777)	$(5,108,303)	$(1,016,886)	$(6,170,189)

Net loss (consolidated):	$(490,488)	$(4,004,544)	$(1,347,643)	$(5,112,493)

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

At June 30, 2010, we had stockholders’ equity of $5,951,459 and our current assets exceeded our current liabilities by $5,200,125.

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

We re-evaluate our estimates and assumptions used in our financial statements on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot definitively determine whether our assumptions and estimates will change in the future. Based on history, however, it is likely that there will be changes in some of our estimates and assumptions.

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

During the six months ended June 30, 2010 and 2009 the general warranty reserve increased from $90,000 to $162,600 and from $67,000 to $83,425 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

Securities Purchase Agreement

On June 24, 2009, we entered into a Purchase Agreement with AccelMed, whereby we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the 1st installment, under which we issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.  This 1st installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012. On May 26, 2010 the 2nd installment was completed, under which we issued to AccelMed 3,581,089 shares and a warrant to purchase up to 1,193,696 shares for an aggregate purchase price of $1,999,967. The 2nd installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012.

In connection with the 1st installment, we also issued to the placement agent, an option to purchase 123,500 shares of our common stock at an exercise price of $0.01 per share. This option expires on June 23, 2012. We recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction to our common stock and an increase in additional paid-in-capital in the amount of $47,045.

In connection with the 2nd installment, we issued to the placement agent, an option to purchase 36,464 shares of our common stock at an exercise price of $0.01 per share. This option expires on May 26, 2013. We recorded the fair value of the options using the Black-Scholes-Merton option valuation model, as a reduction to our common stock and an increase in additional paid-in-capital in the amount of $18,491.

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the three and six months ended June 30, 2010 in the amount of $47,006 and $95,012, respectively. The carrying value of this asset at June 30, 2010 and December 31, 2009 was $285,041 and $380,053, respectively.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three and six months ended June 30, 2010 was $95,904 and $191,807, respectively. The carrying value of this asset at June 30, 2010 and December 31, 2009 was $575,413 and $767,220, respectively.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three and six months ended June 30, 2010 was $42,059 and $84,118, respectively. The carrying value of this asset at June 30, 2010 and December 31, 2009 was $252,357 and $336,475, respectively.

Principals of Consolidation

The consolidated financial statements include the accounts of OIS, Abraxas, the 63% investment in CCS,  OIS’ branch in Europe, and OIS Global. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currencies

The consolidated financial statements are presented in the reporting currency of Ophthalmic Imaging Systems, U.S. Dollars (“USD”). The functional currency for the Company’s OIS Europe branch and its 63% investment in CCS, is the European Union Euro (€). Accordingly, the balance sheet of OIS Europe and CCS is translated into USD using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded directly in shareholders’ equity as “Foreign currency translation adjustment.” Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded in the statement of operations. The statement of cash flows reflects the reporting currency equivalent of foreign currency cash flows using the exchange rates in effect at the time of the cash flow.

Goodwill and Other Intangible Assets

The Company tests goodwill and other intangible assets for impairment on an annual basis and between annual tests if current events or circumstances require an interim impairment assessment. Goodwill is allocated to various reporting units, which are generally an operating segment or one reporting level below the operating segment. The Company compares the fair value of each reporting unit to its carrying amount to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than the carrying value of its goodwill. The Company compares the fair values of other intangible assets to their carrying amounts. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized. Fair values of goodwill and other intangible assets are determined based on discounted cash flows or appraised values, as appropriate.

The Company has not recorded an impairment loss related to goodwill or other intangible assets during the six months ended June 30, 2010 and 2009, respectively.

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

Results of Operations

Sales

       Our sales for the three months ended June 30, 2010 were $4,760,128, representing a 64% increase from sales of $2,898,616 for the three months ended June 30, 2009.  The increase in sales is due to an increase in product sales of $1,932,663 offset by a decrease in service sales of $71,151 during the three months ended June 30, 2010 compared to the same period in 2009.  Our sales for the six months ended June 30, 2010 were $8,893,443, representing a 68% increase from sales of $5,308,147 for the six months ended June 30, 2009. The increase in sales is due to an increase in product sales of $3,607,685 during the six months ended June 30, 2010. The increase in product sales is primarily attributable to an increase in EMR/PM sales and marketing efforts introducing the EyeScan internationally and in the Optometry market.

Product sales accounted for approximately 79% and 63% of our sales for the three months ended June 30, 2010 and 2009, respectively. Service sales accounted for approximately 21% and 37% of our sales for the three months ended June 30, 2010 and 2009, respectively. Product sales accounted for approximately 77% and 61% of our sales for the six months ended June 30, 2010 and 2009, respectively. Service sales accounted for approximately 23% and 37% of our sales for the six months ended June 30, 2010 and 2009, respectively.

Gross Margins

Gross margins were approximately 60% and 51% during the three months ended June 30, 2010 and 2009, respectively. Gross margins were approximately 57% and 49% during the six months ended June 30, 2010 and 2009, respectively. Gross margins increased due to the increase in product revenue covering the fixed costs and an increase in software sales which have a higher margin.

Sales and Marketing Expenses

      Sales and marketing expenses accounted for approximately 37% and 30% of total sales during the three months ended June 30, 2010 and 2009, respectively.  Sales and marketing expenses increased to $1,776,435 versus $868,080 during the three months ended June 30, 2010 and 2009, respectively, representing an increase of $908,355 or 105%. This increase was due to an increase in marketing efforts introducing the EyeScan internationally and in the optometry market of approximately $176,000, as well as the addition of sales representatives supporting the EyeScan launch internationally and in the optometry market of approximately $484,000. Abraxas added two sales representatives which increased their expenses by approximately $92,000. The remaining increase in sales and marketing is attributable to the acquisition of OIS Europe and CCS on October 21, 2009 which added approximately $143,000 of sales and marketing expenses.

       Sales and marketing expenses accounted for approximately 37% and 33% of total sales during the six months ended June 30, 2010 and 2009, respectively .  Sales and marketing expenses increased to $3,321,029 versus $1,772,236 during the six months ended June 30, 2010 and 2009, respectively, representing an increase of $1,548,793 or 87%. This increase was due to an increase in marketing efforts introducing the EyeScan internationally and in the Optometry market of approximately $308,000, as well as the addition of sales representatives supporting the EyeScan launch internationally and in the Optometry market of approximately $769,000.  Abraxas added three sales representatives which increased their expenses by approximately $178,000. The remaining increase in sales and marketing is attributable to the acquisition of OIS Europe and CCS on October 21, 2009 which added approximately $273,000 of sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $585,023 and $659,884 during the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $74,861 or 11%. The decrease in general and administrative expenses is primarily due to a decrease in bad debt expense. These expenses accounted for approximately 12% and 23% of total net sales during the three months ended June 30, 2010 and 2009, respectively.

        General and administrative expenses were $1,101,902 and $1,170,907 during the six months ended June 30, 2010 and 2009, respectively, representing a decrease of $69,005 or 6%. The decrease in general and administrative expenses is primarily due to a decrease in bad debt expense.  These expenses accounted for approximately 12% and 22% of total net sales during the six months ended June 30, 2010 and 2009, respectively.

Impairment Related to the Debt of MediVision

On June 30, 2009, we had accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively.  We also had a balance of $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit. In addition, we had paid MediVision $273,808 for exclusivity rights to sell the Electro-optical Unit in the U.S.  Based upon revised estimates and the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management has decided to include the aggregate balance of the accounts and notes receivable, prepaid assets and the exclusivity rights relating to MediVision as an allowance for doubtful accounts offsetting each respective account and thus, recording an impairment expense for the same amount.  Impairment expense for the three and six months ended June 30, 2009 is $4,436,187.

Research and Development Expenses

Research and development expenses were $862,499 and $629,558 during the three months ended June 30, 2010 and 2009, respectively, representing an increase of $232,941 or 37%.  These expenses accounted for approximately 18% and 22% of sales during the three months ended June 30, 2010 and 2009, respectively.  This increase was due to an increase in software testing and quality control related expenses of approximately $94,000 and Abraxas’ addition of four more employees which increased expenses by approximately $104,000.

Research and development expenses were $1,706,697 and $1,415,332 during the six months ended June 30, 2010 and 2009, respectively, representing a increase of $291,365 or 21%.  These expenses accounted for approximately 19% and 27% of sales during the six months ended June 30, 2010 and 2009, respectively.  This increase in expense is due to an increase in software testing and quality control related expenses of approximately $116,000 and Abraxas’ addition of four more employees which increased expenses by approximately $148,000.

Our research and development expenses are generated primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Interest Income, Interest  and Other Expenses, Net

        Interest income, interest and other expenses were $91,302 and $95,741 during the three months ended June 30, 2010 and 2009, respectively, representing a decrease of $4,439 or 5%.

Interest income, interest and other expenses were $322,224 and $139,651 during the six months ended June 30, 2010 and 2009, respectively, representing an increase of $182,573 or 130%. The increase in interest expense is primarily attributable to an increase related to the effective interest expense of the embedded conversion option in our convertible notes, which was calculated using the Black-Scholes-Merton option valuation.

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

Income Taxes

Income tax expense was $21,409 and $500 during the three months ended June 30, 2010 and 2009, respectively. Income tax expense was $8,533 and $2,653 during the six months ended June 30, 2010 and 2009, respectively.  We calculate our tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future.  At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net loss

        We recorded net a loss of $488,137 or $0.02 basic net loss per share and a net loss of $4,004,544 or $0.23 basic net loss per share, for three months ended June 30, 2010 and 2009, respectively. We recorded net loss of $1,334,060 or $0.05 basic net loss per share and a net loss of $5,112,493 or $0.30 basic net loss per share, for the six months ended June 30, 2010 and 2009, respectively.

        The net loss for the three months ended June 20, 2010 is mainly attributable to an increase in sales and marketing expenses of $908,355 and an increase in research and development of $232,941. Net loss for the six months ended June 30, 2010 is mainly attributable to the increase in sales and marketing expenses of $1,548,793, an increase in research and development expenses of $291,365, and an increase in interest income, interest and other expenses, net of $182,573.

Balance Sheet

        Our assets increased by $1,380,514 as of June 30, 2010 as compared to December 31, 2009.  This increase was primarily due to an increase in cash of $766,885, an increase in accounts receivable of $481,341, an increase in inventories of $354,458, and an increase in prepaid expenses of $252,539, offset by the amortization of our EMR and PM software of $95,012, amortization of capitalized software development related to our EMR and PM software of $191,807 and the amortization of our web-based software of $84,118.

Our liabilities increased by $418,902 as of June 30, 2010 as compared to December 31, 2009 primarily due to a increase in accounts payable of $510,256, an increase of accrued liabilities of $383,966, offset by a decrease an decrease in deferred revenue of $192,162, and a decrease in notes payable of $151,090 and customer deposits of $90,221.

Our stockholders’ equity increased by $975,186 as of June 30, 2010 as compared to December 31, 2009 primarily due to a net loss for the six months of $1,334,060, offset by an increase of $1,999,967 stock issued in connection with the 2nd AccelMed installment and in increase in additional paid-in-capital of $152,011 related to our convertible notes and common stock issued upon conversion of $250,000 of the notes.

Liquidity and Capital Resources

       Cash used in operating activities was $1,144,406 during the six months ended June 30, 2010 as compared to cash provided by of $77,529 during the six months ended June 30, 2009.  The cash used in operations during the first six months of 2010 was principally from our net loss of $1,347,634, an increase in net accounts receivable of $489,712, an increase in inventory of $374,336, an increase in prepaid and other assets of $252,539, offset by depreciation and amortization of $147,555, amortization of software and capitalized R&D of $370,937, the change in the discount related to notes payable of $142,405, and the increase in other liabilities of $605,740.

        Cash used in investing activities was $124,151 during the six months ended June 30, 2010 as compared to cash used of $41,151 during the six months ended June 30, 2009.  The cash used of $124,151 was due to the investment in capital equipment such as computers and software used internally.  We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems.  We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

We generated cash in financing activities of $2,111,586 during the six months ended June 30, 2010 as compared to cash generated of $3,245,538 during the six months ended June 30, 2009.  The cash generated in financing activities during the six months ended June 30, 2010 was primarily from proceeds from an equity investment by AccelMed of $1,989,007, net of financing fees, a loan to Abraxas of $109,759, offset by principal payments on note and lease obligations of $13,590.

On June 30, 2010, our cash and cash equivalents were $6,173,124.

On June 24, 2009, we consummated the 1st Installment pursuant to the Purchase Agreement with AccelMed, whereby we received $3,999,972 for the issuance of 9,633,228 shares of our common stock and a warrant to purchase 3,211,076 shares of our common stock  On May 26, 2010, we completed the 2nd and final installment to the Purchase Agreement with AccelMed, whereby we issued 3,581,089 shares of common stock at $0.55848 per share at and a warrant to purchase up to 1,193,696 shares of our common stock for an aggregate purchase price of $1,999,967, before financing fees.

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

Trends

Under the approved stimulus package, The American Recovery and Reinvestment Act of 2009 (the “American Recovery Act”), physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 to $63,750 in incentive payments, and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, Medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. The Centers for Medicare and Medicaid Service’s (CMS) final rule on Meaningful Use of and Electronic Heath Record (EHR) and EHR Standards and Certification Regulations released on July 13, 2010, clarifies provisions under the American Recovery and Reinvestment Act. We anticipate this legislation will have positive effects on our sales as physicians adopt EMR software programs at higher rates than they do currently. OIS and Abraxas are both certified with a 2008 certification by the Commission for Healthcare Information Technology (CCHIT) in ambulatory EMR software.

Off-Balance Sheet Arrangements

        None

ITEM 4T.                      CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

       As of June 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

       During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 2, 2010, we granted to certain employees, options to purchase an aggregate of 172,500 shares of common stock for returning to OIS as employees. The options vest in 6 equal installments, each installment includes options to purchase 28,750 shares of common stock on the following dates: December 3, 2010, June 3, 2011, December 3, 2011, June 3, 2012, December 3, 2012, and June 3, 2013.  The options are exercisable at $1.10 per share and expire on June 2, 2020. We relied upon the exemption from registration under 4(2) of the Securities Act as of 1933, as amended (the “Securities Act”) in connection with these issuances.

On May 26, 2010, we issued to U.M. AccelMed, Limited Partnership 3,581,089 shares of our common stock and a warrant to purchase 1,193,696 shares of our common stock at an exercise price of $1.00 per share which expires on June 23, 2012. In connection with this issuance we relied upon the exemption from registration under Section 4(2) of the Securities Act and Rule 506 as promulgated thereunder

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
Date: August 10, 2010

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer (Principal Accounting and Financial Officer)