Form 10-Q
period 2010-09-30
OPHTHALMIC IMAGING SYSTEMS
filed 2010-11-12
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, 30,302,151 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems
Condensed Consolidated Balance Sheets
(Unaudited)

Assets	September 30, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$4,789,069	$5,406,239
Accounts receivable, net	4,151,638	2,710,987
Inventories, net	1,831,941	991,325
Prepaid expenses and other current assets	391,664	179,451
Total current assets	11,164,312	9,288,002

Restricted cash	-	158,213
Furniture and equipment, net of accumulated depreciation of $1,240,863 and $1,076,084 respectively	491,264	481,394
Capitalized imaging software, net of accumulated amortization of $294,413 and $168,236, respectively	210,298	336,475
Capitalized software development, net of accumulated amortization of $671,320 and $383,612, respectively	479,511	767,220
AcerMed asset purchase, net of accumulated amortization of $332,542 and $190,024, respectively	237,535	380,053
Goodwill	807,000	807,000
Customer relationship intangible assets and other intangible assets, net of accumulated amortization of $56,727 and $11,636, respectively	632,929	680,364
Prepaid financing	-	22,195
Licensing rights intangible asset, net of accumulated amortization of $24,779 and $0, respectively	74,334	99,112
Other assets	9,635	17,349
Total assets	$14,106,818	$13,037,377

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,360,989	$867,672
Accounts payable-related party	-	41,847
Accrued liabilities	1,529,194	1,115,902
Deferred extended warranty revenue-current portion	1,782,267	1,632,491
Customer deposits	423,614	561,245
Notes payable-current portion	1,665,527	34,048
Total current liabilities	6,761,591	4,253,205
Deferred extended warranty revenue, less current portion	270,979	247,231
Line of credit	-	150,000
Notes payable, less current portion	1,202,775	2,946,179
Total liabilities	8,235,345	7,596,615
Commitments and contingencies

Equity
Ophthalmic Imaging Systems’ stockholders' equity:
Common stock, no par value, 100,000,000 shares authorized; 30,302,151 and 26,500,059 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	21,715,692	20,089,592
Additional paid-in-capital	1,099,684	420,610
Accumulated deficit	(17,337,027)	(15,536,170)
Cumulative translation adjustment	(39,319)	2,241
Total Ophthalmic Imaging Systems’ stockholders’ equity	5,439,030	4,976,273
Noncontrolling interest	432,443	464,489
Total equity	5,871,473	5,440,762
Total liabilities and stockholders' equity	$14,106,818	$13,037,377

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Sales - products	$3,824,914	$2,765,878	$10,694,430	$5,786,504
Cost of sales - products	1,492,364	1,024,093	3,849,498	2,493,988
Cost of sales – amortization	185,468	185,468	556,404	556,404

Gross profit - products	2,147,082	1,556,317	6,288,528	2,736,112

Sales – products to related parties	-	97,287	-	338,492
Cost of sales – products to related parties	-	58,524	-	201,093
Gross profit – products to related parties	-	38,763	-	137,399

Sales - service	1,099,967	$1,070,018	3,123,895	$3,116,334
Cost of sales - service	547,975	386,113	1,600,606	1,086,387
Gross profit - service	551,992	683,905	1,523,289	2,029,947

Total net sales	4,924,881	3,933,183	13,818,325	9,241,330
Cost of sales	2,225,807	1,654,198	6,006,508	4,337,872
Gross profit	2,699,074	2,278,985	7,811,817	4,903,458
Operating expenses:
Sales and marketing	1,696,581	959,282	5,017,609	2,731,518
General and administrative	592,416	478,484	1,694,318	1,649,391
Impairment related to the debt of MediVision	-	-	-	4,436,187
Research and development	956,565	692,512	2,663,263	1,813,830
Research and development – related party	-	-	-	294,014
Total operating expenses	3,245,562	2,130,278	9,375,190	10,924,940
(Loss) income from operations	(546,488)	148,707	(1,563,373)	(6,021,482)
Other income – settlement	-	-	-	1,200,000
Interest and other expense, net	48,675	(60,681)	(273,549)	(200,332)
(Loss) income from continuing operations before taxes	(497,813)	88,026	(1,836,922)	(5,021,814)
Income taxes	12,553	(2,370)	4,019	(5,023)

Net (loss) income	(485,260)	85,656	(1,832,903)	(5,026,837)
Less: noncontrolling interest’s share	(18,472)	-	(32,046)	-
Net (loss) income attributable to Ophthalmic Imaging Systems	$(466,788)	$85,656	$(1,800,857)	$(5,026,837)
Shares used in the calculation of basic and diluted net loss per share	30,301,686	26,500,059	28,305,828	20,289,626

Basic and diluted net loss per share (1)	$(0.02)	$0.00	$(0.06)	$(0.25)

(1) The amount of anti-dilutive shares for the three months ended September 30, 2010 and 2009 were 1,472,211 and 744,762, respectively.  The amount of anti-dilutive shares for the nine months ended September 30, 2010 and 2009 were 1,701,127 and 509,868, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net loss attributable to Ophthalmic Imaging Systems	$(466,788)	$85,656	$(1,800,857)	$(5,026,837)
Other comprehensive loss (loss)
Foreign currency translation	59,338	-	(41,560)	-
Comprehensive net loss (income)	$(407,450)	$85,656	$(1,842,417)	$(5,026,837)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2010	2009
Operating activities:
Net loss	$(1,832,903)	$(5,026,837)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	171,528	160,289
Loss on disposal of equipment	3,311	16,369
Stock based compensation expense	29,100	23,656
Amortization of AcerMed software license	142,518	142,518
Amortization of imaging software	126,177	126,177
Amortization of R&D	287,708	287,709
Amortization of licensing rights intangible asset	24,779	-
Amortization of prepaid financing related to note payable	22,195	49,939
Discount related to note payable	63,846	70,174
Amortization of customer relationship intangibles	45,091	-
Impairment of debt from MediVision	-	3,152,043
Net increase in accounts receivable – customer	(1,424,675)	(1,185,490)
Provision for bad debt	(10,373)	298,183
Net decrease in accounts receivable – related party	-	441,359
Net decrease in prepaid products	-	560,000
Net (increase) decrease in inventories	(843,939)	338,778
Net (increase) in prepaid and other assets	(212,214)	(7,662)
Net decrease in other assets	6,541	60,736
Net (decrease) increase in accounts payable – related parties	(61,542)	33,774
Net increase in other liabilities other than short-term borrowings	957,166	2,455
Net cash used in operating activities	(2,505,686)	(455,830)
Investing activities:
Acquisition of furniture and equipment	(182,365)	(116,740)

Financing activities:
Principal payments on notes and leases payable	(10,479)	(735,893)
Notes payable - Abraxas	109,758	-
Lease payable	24,052	-
Stock Issued	673	-
Payments for financing fees	(22,960)	(105,107)
Proceeds from equity investment	1,999,967	3,999,972
Net cash provided by financing activities	2,101,011	3,158,972

Effect of exchange rate changes on cash and cash equivalents	(30,130)	-

Net (decrease) increase in cash and equivalents	(617,170)	2,586,402
Cash and equivalents, beginning of the period	5,406,239	2,224,625

Cash and equivalents, end of the period	$4,789,069	$4,811,027

Non-cash financing for the nine months ended September 30, 2010:

- $250,000 of our convertible notes payable was converted into shares of our common stock.

Notes to Condensed Consolidated Financial Statements
Three and Nine Month Periods ended September 30, 2010 and 2009
(Unaudited)

Note 1.	Basis of Presentation

The accompanying unaudited condensed consolidated balance sheet as of September 30, 2010 , condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the consolidated comprehensive income (loss) and consolidated cash flows for the nine months ended September 30, 2010 and 2009 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report of Ophthalmic Imaging Systems’ (the “Company”) for the year ended December 31, 2009 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the period ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year.  Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Note 2.	Inventories

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories consist of the following:

	As of September 30, 2010	As of December 31, 2009
Raw materials	$427,765	$240,953
Work-in-process	594,846	392,440
Finished goods	809,330	357,932
	$1,831,941	$991,325

Note 3.	Loss Per Share

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

Note 4	Related Party Transactions

U.M. AccelMed, Limited Partnership

As of September 30, 2010, U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) is our largest shareholder with 13,338,603 shares of our common stock or 44%.  On June 24, 2009 AccelMed acquired 9,633,228 shares and a warrant to purchase up to 3,211,076 shares of our common stock for an aggregate purchase price of $3,999,972.  This 1st installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012. On May 26, 2010 the 2nd and final installment was completed, under which we issued to AccelMed 3,581,089 shares and a warrant to purchase up to 1,193,696 shares for an aggregate purchase price of $1,999,967. The 2nd installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012.  The remaining 124,286 shares of common stock were purchased from MediVision Medical Imaging Ltd. on January 6, 2010 at a purchase price of $0.70 per share.

MediVision Medical Imaging Ltd.

As of September 30, 2010, MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,112,446 shares of our common stock, or 30.1%.

On October 21, 2009 we purchased substantially all the assets of MediVision (the “MediVision Asset Purchase”). At September 30, 2010, the carrying value of the assets acquired from MediVision were as follows: intangible assets related to customer relationships were $433,929, intangible assets related to the Electro-optical Unit were $199,000, and goodwill was $807,000. During the three and nine months ended September 30, 2010, the Company recognized revenue of $357,931 and $945,339 and net losses of $36,399 and $207,811, related to the business operations purchased in connection with the MediVision Asset Purchase. At September 30, 2010 the noncontrolling interest related to the business operations purchased from MediVision was $432,443.

Escrow Agreement

Pursuant to the terms of the MediVision Asset Purchase Agreement (the “APA”) an Escrow Agreement (the “Escrow Agreement”) between us, MediVision and Stephen L. Davis, Esq. dated June 24, 2009, MediVision deposited 3,793,452 shares (the “Escrow Shares”) of our common stock into escrow.  If MediVision failed to make certain payments under the APA, the Escrow Shares would have been distributed to us or sold and the proceeds thereof distributed to us.  The primary obligation that MediVision agrees to satisfy and discharge by April 15, 2011 is its obligation under the ELOP Settlement Agreement.  This amount, according to the Settlement Agreement, is not to exceed $250,000.  The agreement will terminate upon the later of (i) October 21, 2011 or (ii) the satisfaction and discharge of the $1,800,000 claim made by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor to MediVision.  MediVision satisfied the obligation under the ELOP Settlement Agreement on June 28, 2010 and the $1,800,000 claim made by the Office of Chief Scientist of the Israeli Ministry of Industry, Trade & Labor on November 16, 2009.

Relationships

Gil Allon (our Chief Executive Officer), together with Noam Allon, President and Chief Executive Officer of MediVision, Gil Allon’s brother and a former director of OIS own 15.69% of MediVision’s ordinary shares. Ariel Shenhar (our Chief Financial Officer) owns 0.58% of MediVision’s ordinary shares.

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

Note 5.
Share-based Compensation

At September 30, 2010, we have five active stock-based compensation plans (the “Plans”).  Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement.  The plans generally expire ten years from the inception of the plans.  The majority of options granted under these agreements have a vesting period of three to four years.  Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended September 30, 2010 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	3,584,926	$0.60	6.65	$537,739
Granted	208,964	$0.91	9.29	--
Exercised	(1,223)	$0.55	--	--
Forfeited/Expired	(6,110)	$0.55	--	--
Outstanding at September 30, 2010	3,786,557	$0.62	6.57	$1,060,236
Exercisable at September 30, 2010	2,734,571	$0.56	3.57	$929,754

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

As of September 30, 2010, we had $31,388 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2013.  The total fair value of options vested and the incremental expense for stock-based compensation during the three and nine months ended September 30, 2010 was $9,806 and $28,600, respectively. The total fair value of options vested and the incremental expense for stock-based compensation during the three and nine months ended September 30, 2009 was $6,945 and $23,656, respectively.

In calculating compensation related to stock option grants for the three and nine months ended September 30, 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 46.74%, risk-free interest rate of 3.69% and expected term of 10 years. The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

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

Abraxas Medical Solutions (“Abraxas”)

As of September 30, 2010, we had $832 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2011.  The total fair value of options vested and the incremental expense for stock-based compensation during the three and nine months ended September 30, 2010 was $166 and $499, respectively.

Note 6.
Convertible Notes

In 2007 and 2009, we issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (the “Holders”) an aggregate of $2,750,000 in principal amount of our 6.5% Convertible Notes due October 31, 2011 (the “Notes”) and warrants to purchase shares of our common stock.

The conversion and exercise prices of the Notes and Warrants, as applicable, and the number of shares of our common stock to be issued upon conversion of the Notes or exercise of the Warrants will be adjusted upon the occurrence of, among other things, the payment of stock dividend or a stock split. In addition, the Notes and the Warrants include certain anti-dilution provisions if we issue or sell any of our common stock or convertible securities, or any warrants or other rights to subscribe for or to purchase or any options for the purchase of our common stock, or directly or indirectly effectively reduces the conversion, exercise or exchange price for any convertible securities that are currently outstanding, at or to an effective per share selling price which is less than the greater of (i) the closing price on the trading day next preceding such issue or sale or, in the case of issuances to holders of our common stock, the date fixed for the determination of stockholders entitled to receive such warrants, rights, or options, or (ii) the then applicable conversion price. Upon the occurrence of an anti-dilution event specified in the immediately preceding sentence the conversion and exercise prices of the Notes and Warrants will be adjusted pursuant to a weighted-average formula.

Pursuant to these anti-dilution provisions, in connection with the issuances of securities to U.M. AccelMed, Limited Partnership (“AccelMed”) on June 24, 2009 and May 26, 2010, we reduced the conversion price of the Notes from $1.64 to $1.06 per share and the exercise price of the warrants issued in October 2007 from $1.87 to $1.21.  Accordingly, the Holders may receive an aggregate of an additional 371,157 and 333,686 shares of common stock under the Notes and warrants issued in October 2007, respectively. We considered the additional warrant shares to be issued as the result of the anti-dilutive provisions to be equity instruments because the warrants can be exercised or traded independently of the debt.

As of September 30, 2010 the remaining principal balance on the notes was $1,125,000 which is convertible into 1,057,132 shares of our common stock at an adjusted conversion price of $1.06 per share. The Holders also held, as of September 30, 2010, warrants to purchase an aggregate of 950,357 shares of our common stock at an exercise price of $1.21 per share that expire on October 29, 2012 and warrants to purchase aggregate of 500,000 shares of our common stock at an exercise price of $1.00 per share that expire on June 24, 2012.  Our next principal payment on the notes will be due February 28, 2011.

We computed the intrinsic value of the effective conversion price based on the proceeds received for or allocated to the convertible instrument for the embedded conversion option.  Thus, we first allocated the proceeds to the convertible instrument (the notes) and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. We then calculated the effective conversion used to measure the intrinsic value, if any, of the embedded conversion option based on the Black-Scholes-Merton option valuation model.  We adjust for the changes in the Black-Scholes-Merton option valuation model at each reporting period. At September 30, 2010 the embedded conversion option of the debt did not have an intrinsic value. The impact of this adjustment to our 2010 financial statements to date is an increase to interest expense of $118,361 a decrease to the discount on the Notes of $15,452 and an increase to additional paid-in-capital of $48,394.

As of September 30, 2010, the following weighted average assumptions were used: dividend yield none, expected volatility of 51.01%, risk-free interest rate of 0.73%, and expected term of 2.08 years. As of September 30, 2010, there was $179,565 of additional paid-in-capital and $21,547 of discount related to the warrants.

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

The following provides a reconciliation of changes in our warranty reserve:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Warranty balance at beginning of period	$162,600	$83,425	$90,000	$67,000
Reductions for warranty services provided	(69,512)	(71,038)	(153,712)	(130,463)
Changes for accruals in current period	73,100	88,101	229,900	169,951
Warranty balance at end of period	$166,188	$100,488	$166,188	$100,488

Note 8.
Segment Reporting

Our business consists of two operating segments: OIS and Abraxas, our wholly-owned subsidiary.  Our management reviews Abraxas’ results of operations separately from that of OIS. Our operating results for Abraxas exclude income taxes. The provision for income taxes is calculated on a consolidated basis, and accordingly, is not presented by segment. It is excluded from the measure of segment profitability as reviewed by our management. CCS does not meet the materiality requirements for segment reporting and accordingly, CCS’ financial information is reported as “Other” in the table within this note below.

We evaluate our reporting segments in accordance with FASB Accounting Standards Codification Topic 280, Segment Reporting (“Topic 280”). Our Chief Financial Officer (“CFO”) has been determined to be the Chief Operating Decision Maker as defined by Topic 280. The CFO allocates resources to Abraxas based on its business prospects, competitive factors, net sales and operating results.

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
Statements of Operations:	2010	2009	2010	2009

Net sales:
OIS	$3,972,735	$3,575,554	$10,868,661	$8,275,354
Abraxas	791,581	357,629	2,386,142	965,976
Other	160,565	-	563,522	-
Total	$4,924,881	$3,933,183	$13,818,325	$9,241,330

Gross profit:
OIS	$2,438,668	$2,260,581	$6,749,797	$4,897,980
Abraxas	197,403	18,404	808,609	5,478
Other	63,003	-	253,411	-
Total	$2,699,074	$2,278,985	$7,811,817	$4,903,458

Operating (loss) income:
OIS	$90,688	$653,666	$(9,348)	$(4,402,103)
Abraxas	(597,937)	(504,959)	(1,499,231)	(1,619,379)
Other	(39,239)	-	(54,794)	-
Total	$(546,488)	$148,707	$(1,563,373)	$(6,021,482)

Net (loss) income -consolidated:	$(485,260)	$85,656	$(1,832,903)	$(5,026,837)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

At September 30, 2010, we had stockholders’ equity of $5,871,473 and our current assets exceeded our current liabilities by $4,402,721.

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

Revenue Recognition

Our revenue recognition policies are in compliance with applicable accounting rules and regulations  including FASB Accounting Standards Codification Topic 985, Software, Topic 605, Revenue and Subtopic 25, Multiple-Element Arrangements. Under accounting for revenue with multiple element arrangements, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

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

We do not have a general policy for cancellation, termination, or refunds associated with the sale of our products and services.  All items are on one quote/purchase order with payment terms specified for the whole order.  Occasionally, we have customers who require specific acceptance tests and, accordingly, we do not recognize such revenue until these specific tests are met.

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

We calculate our tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future.  In making this determination, we have to assess the amount of our unlimited and capped net operating losse amounts we will more likely than not be able to use, as well as the deferred tax asset amount related to the temporary differences of our balance sheet accounts.

FASB Accounting Standards Codification Topic No. 740, Taxes, provides the accounting for uncertainty in income taxes recognized in a company’s financial statements.  Topic 740 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, Topic 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. We apply Topic 740 to all of our tax positions.

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

During the nine months ended September 30, 2010 and 2009 the general warranty reserve increased from $90,000 to $166,188 and from $67,000 to $100,488 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

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

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the three and nine months ended September 30, 2010 in the amount of $47,506 and $142,518, respectively. The carrying value of this asset at September 30, 2010 and December 31, 2009 was $237,535 and $380,053, respectively.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three and nine months ended September 30, 2010 was $95,903 and $287,709, respectively. The carrying value of this asset at September 30, 2010 and December 31, 2009 was $479,511and $767,220, respectively.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three and nine months ended September 30, 2010 was $42,059 and $126,177, respectively. The carrying value of this asset at September 30, 2010 and December 31, 2009 was $210,298 and $336,475, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of OIS, Abraxas, the 63% investment in CCS,  OIS’ branch in Europe, and OIS Global. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign currencies

The consolidated financial statements are presented in the reporting currency of Ophthalmic Imaging Systems, U.S. Dollars (“USD”). The functional currency for the Company’s OIS Europe branch and its 63% investment in CCS, is the European Union Euro (€). Accordingly, the balance sheet of OIS Europe and CCS is translated into USD using the exchange rate in effect at the balance sheet date. Revenues and expenses are translated using the average exchange rates in effect during the period. Translation differences are recorded directly in shareholders’ equity as “cumulative translation adjustment.” Gains or losses on transactions denominated in a currency other than the subsidiaries’ functional currency which arise as a result of changes in foreign exchange rates are recorded in the statement of operations. The statement of cash flows reflects the reporting currency equivalent of foreign currency cash flows using the exchange rates in effect at the time of the cash flow.

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

The Company has not recorded an impairment loss related to goodwill or other intangible assets during the nine months ended September 30, 2010 and 2009, respectively.

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

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes become effective for us beginning January 1, 2011. Management has determined these changes will not have an impact on our consolidated financial statements.

Results of Operations

Sales

Our sales for the three months ended September 30, 2010 were $4,924,881, representing a 25% increase from sales of $3,933,183 for the three months ended September 30, 2009.  The increase in sales is primarily due to an increase in product sales of $961,749 during the three months ended September 30, 2010 compared to the same period in 2009. Our sales for the nine months ended September 30, 2010 were $13,818,325, representing a 50% increase from sales of $9,241,330 for the nine months ended September 30, 2009. The increase in sales is primarily due to an increase in product sales of $4,569,434 during the nine months ended September 30, 2010. The increase in product sales is primarily attributable to an increase in Symphony software sales, EMR/PM sales and marketing efforts introducing the EyeScan internationally and in the Optometry market.

Product sales accounted for approximately 78% and 73% of our sales for the three months ended September 30, 2010 and 2009, respectively. Service sales accounted for approximately 22% and 27% of our sales for the three months ended September 30, 2010 and 2009, respectively. Product sales accounted for approximately 77% and 66% of our sales for the nine months ended September 30, 2010 and 2009, respectively. Service sales accounted for approximately 23% and 34% of our sales for the nine months ended September 30, 2010 and 2009, respectively.

Gross Margins

Gross margins were approximately 55% and 58% during the three months ended September 30, 2010 and 2009, respectively. Gross margins were approximately 57% and 53% during the nine months ended September 30, 2010 and 2009, respectively. Gross margins decreased during the three months ended September 30, 2010 due to the lower gross margin associated with the product mix sold during the three month period, as well as an inventory reserve we needed to place on the substantial increase in inventory. Gross margins increased during the nine months ended September 30, 2010 due to the increase in product revenue covering the fixed costs, as well as an increase in software sales with a higher margin.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 34% and 24% of total sales during the three months ended September 30, 2010 and 2009, respectively.  Sales and marketing expenses increased to $1,696,581 versus $959,282 during the three months ended September 30, 2010 and 2009, respectively, representing an increase of $737,299 or 77%. This increase was primarily due to an increase in marketing efforts introducing the EyeScan internationally and in the optometry market of approximately $75,000, as well as the addition of sales representatives primarily supporting the EyeScan launch internationally and in the optometry market of approximately $514,000. The remaining increase in sales and marketing is attributable to the acquisition of OIS Europe and CCS on October 21, 2009 which added approximately $136,000 of sales and marketing expenses.

Sales and marketing expenses accounted for approximately 36% and 30% of total sales during the nine months ended September 30, 2010 and 2009, respectively.  Sales and marketing expenses increased to $5,017,609 versus $2,731,518 during the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $2,286,091 or 84%. This increase was primarily due to an increase in marketing efforts introducing the EyeScan internationally and in the optometry market of approximately $380,000, as well as the addition of sales representatives primarily supporting the EyeScan launch internationally and in the Optometry market of approximately $1,268,000.  Abraxas added three sales representatives, which increased their expenses by approximately $222,000. The remaining increase in sales and marketing is attributable to the acquisition of OIS Europe and CCS on October 21, 2009 which added approximately $408,000 of sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses were $592,416 and $478,484 during the three months ended September 30, 2010 and 2009, respectively, representing a increase of $113,932 or 24%. The increase in general and administrative expenses is primarily due to additional expenses incurred by Abraxas of approximately $28,000 primarily due to the hiring of an Operations Manager, the increase in facility related expenses incurred by OIS Global of approximately $31,000, and the addition of CCS and OIS Europe on October 21, 2009 which added approximately $40,000 of general and administrative expenses, respectively.

General and administrative expenses were $1,694,318 and $1,649,391 during the nine months ended September 30, 2010 and 2009, respectively, representing a increase of $44,927 or 3%.

Impairment Related to the Debt of MediVision

As of September 30, 2009, we had accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively.  We also had a balance of $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit. In addition, we had paid MediVision $273,808 for exclusivity rights to sell the Electro-optical Unit in the U.S.  Based upon revised estimates and the shifting of our focus from the Electro-optical Unit to other products through the end of 2010, management has decided to include the aggregate balance of the accounts and notes receivable, prepaid assets and the exclusivity rights relating to MediVision as an allowance for doubtful accounts offsetting each respective account and thus, recording an impairment expense for the same amount.  Impairment expense for the nine months ended September 30, 2009 is $4,436,187.

Research and Development Expenses

Research and development expenses were $956,565 and $692,512 during the three months ended September 30, 2010 and 2009, respectively, representing an increase of $264,053 or 38%.  These expenses accounted for approximately 19% and 18% of sales during the three months ended September 30, 2010 and 2009, respectively.  This increase was due to an increase in software testing and quality control related expenses of approximately $114,000, Abraxas’ addition of three employees which increased expenses by approximately $142,000, additional consulting expense incurred by Abraxas’ of approximately $55,000, offset by a decrease in consulting expenses incurred by OIS Global of approximately $70,000.

Research and development expenses were $2,663,263 and $2,107,844 during the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $555,419 or 26%. These expenses accounted for approximately 19% and 23% of sales during the nine months ended September 30, 2010 and 2009, respectively.  This increase in expense is due to an increase in software testing and quality control related expenses of approximately $335,000, Abraxas’ addition of three more employees which increased expenses by approximately $248,000, additional consulting expenses incurred by Abraxas of approximately $55,000, additional expenses allocated to Abraxas research and development of approximately $44,000, the addition of CCS which added approximately $25,000 of expenses, offset by a decrease in charges from  MediVision and OIS Global of approximately $152,000.

Our research and development expenses are generated primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Interest Income, Interest  and Other Expenses, Net

Interest income, interest and other (expenses) were $48,675 and $(60,681) during the three months ended September 30, 2010 and 2009, respectively, representing a increase of $109,356 or 180%. The decrease in interest expense is primarily attributable to a decrease related to the effective interest expense of the embedded conversion option in our convertible notes, which was calculated using the Black-Scholes-Merton option valuation model.

Interest income, interest and other (expenses) were $(273,549) and $(200,332) during the nine months ended September 30, 2010 and 2009, respectively, representing an increase of $73,217 or 37%. The increase in interest expense is primarily attributable to an increase related to the effective interest expense of the embedded conversion option in our convertible notes, which was calculated using the Black-Scholes-Merton option valuation model.

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

Income Taxes

Income tax benefit (expense) was $12,553 and $(2,370) during the three months ended September 30, 2010 and 2009, respectively. Income tax benefit (expense) was $4,019 and $(5,023) during the nine months ended September 30, 2010 and 2009, respectively.  We calculate our tax provision quarterly and assess how much deferred tax asset is more-likely-than not to be used in the future.  At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net loss

We recorded a net a loss of $466,788 or $0.02 basic net loss per share and net income of $85,656 or $0 basic net loss per share, for three months ended September 30, 2010 and 2009, respectively. We recorded a net loss of $1,800,857 or $0.06 basic net loss per share and a net loss of $5,026,837 or $0.25 basic net loss per share, for the nine months ended September 30, 2010 and 2009, respectively.

The net loss for the three months ended September 30, 2010 is mainly attributable to an increase in sales and marketing expenses of $737,299, an increase in research and development of $264,053, offset by an increase in gross profit of $420,089, and an increase in interest income, interest and other expenses of $109,356. Net loss for the nine months ended September 30, 2010 is mainly attributable to the increase in sales and marketing expenses of $2,286,091, an increase in research and development of $555,419, offset by an increase in gross profit of $2,908,359.

Balance Sheet

Our assets increased by $1,069,441 as of September 30, 2010 as compared to December 31, 2009.  This increase was primarily due to an increase in accounts receivable of $1,440,651, an increase in inventories of $840,616, and an increase in prepaid expenses of $212,213, offset by a decrease in cash of $617,170, the decrease in restricted cash of $158,213, the amortization of our EMR and PM software of $142,518, amortization of capitalized software development related to our EMR and PM software of $287,709, and the amortization of our web-based software of $126,177.

Our liabilities increased by $638,730 as of September 30, 2010 as compared to December 31, 2009 primarily due to a increase in accounts payable of $451,470, an increase of accrued liabilities of $413,293, an increase in deferred revenue of $173,524, offset by a decrease in the line of credit of $150,000, a decrease in notes payable of $111,925, and a decrease in customer deposits of $137,631.

Our stockholders’ equity increased by $462,757 as of September 30, 2010 as compared to December 31, 2009 primarily due to an increase of $1,999,967 stock issued in connection with the 2nd AccelMed installment, an increase in additional paid-in-capital of $48,394 related to our convertible notes, common stock issued upon conversion of $250,000 of notes, offset by a net loss for the nine months of $1,800,857.

Liquidity and Capital Resources

Cash used in operating activities was $2,505,686 during the nine months ended September 30, 2010 as compared to $455,830 during the nine months ended September 30, 2009.  The cash used in operations during the first nine months of 2010 was principally from our net loss of $1,832,903, an increase in net accounts receivable of $1,435,048, an increase in inventory of $843,939, an increase in prepaid and other assets of $212,214, offset by depreciation and amortization of $263,592, amortization of software and capitalized R&D of $556,404, the change in the discount related to notes payable of $63,846, and the increase in other liabilities of $957,166.

Cash used in investing activities was $182,365 during the nine months ended September 30, 2010 as compared to cash used of $116,740 during the nine months ended September 30, 2009.  The cash used of $182,365 was due to the investment in demonstration equipment capital equipment such as computers and software used internally.  We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems.  We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

We generated cash in financing activities of $2,101,011 during the nine months ended September 30, 2010 as compared to cash generated of $3,158,972 during the nine months ended September 30, 2009.  The cash generated in financing activities during the nine months ended September 30, 2010 was primarily from proceeds from an equity investment during the second quarter by AccelMed of $1,999,967, before financing fees, and a loan to Abraxas of $109,758.

On September 30, 2010, our cash and cash equivalents were $4,789,069.

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

Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and to continue our growth and marketing of our products.

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

ITEM 4.          CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of September 30, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 12, 2010

By:	/s/ Gil Allon
Name: Title:	Gil Allon, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Ariel Shenhar
Name: Title:	Ariel Shenhar, Chief Financial Officer (Principal Accounting and Financial Officer)