Form 10-K
period 2010-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2011-04-15
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐ No ☒

The aggregate market value of voting stock (which consists solely of shares of common stock) held by non-affiliates of the registrant based upon the closing price of $1.00 on June 30, 2010, the last business day of our most recently completed second fiscal quarter was $19,790,656.

As of April 8, 2011, there were 30,304,151 shares of common stock issued and outstanding.

OPHTHALMIC IMAGING SYSTEMS
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Cautionary Statement Concerning “Forward-Looking Statements”

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

Explanatory Note Regarding Restatement

Ophthalmic Imaging Systems (“Company”) has restated its consolidated balance sheet at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007.  In addition, certain restatement adjustments materially affected interim financial information for the quarters of the fiscal year ended December 31, 2010 and 2009 previously filed on Form 10-Q.

 During the year-end financial close process of fiscal 2010, we discovered errors in our accounting treatment for warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note.  As a result on March 17, 2011, management concluded that we should restate our financial statements for fiscal 2009, and for quarterly periods in 2010 and 2009.  On April 13, 2011, management concluded that we should restate our financial statements for fiscal 2008 and 2007.  The restatement adjustments reflect the correction of errors made in the application of generally accepted accounting principles (“GAAP”).

Anti-dilution provisions which are present in all of these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. These anti-dilution provisions present in these instruments require liability accounting treatment rather than equity accounting treatment. The  Company evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with guidance provided by SEC Staff Accounting Bulletin No. 108 codified as Topic 1.N “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded the balance sheet at December 31, 2009, 2008 and 2007 and its consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007 are materially misstated as follows.

For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.This Annual Report contains:

•	Audited consolidated financial statements for the Company’s fiscal year ended December 31, 2010 contained in Item 8 of this Report.

•	Audited restated consolidated financial statements for the fiscal year ended December 31, 2009 contained in Item 8 of this Annual Report.

•	Audited restated consolidated financial statements for the fiscal year ended December 31, 2008 contained in Item 8 of this Annual Report.

•	Audited restated consolidated financial statements for the fiscal year ended December 31, 2007 contained in Item 8 of this Annual Report.

The Company has not amended, and does not intend to amend, its previously filed Annual Report on Form 10-K or its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments.  The financial statements and related interim financial information contained in such reports is superseded by the information in this Annual Report and the financial statements and related interim financial information contained in such previously filed reports should not be relied upon.

PART I

Item 1.                      Business

Ophthalmic Imaging Systems (the “Company,” “OIS,” “we,” “us,” or “our”) was incorporated under the laws of the State of California on July 14, 1986. We are headquartered in Sacramento, California and engaged in the business of designing, developing, manufacturing and marketing digital imaging systems and informatics solutions. Since our inception, we have developed products that primarily address the needs of the ophthalmic angiography markets, both fluorescein and indocyanine green. The current flagship products in our angiography line are our WinStation digital imaging systems and EyeScan systems. These systems are targeted primarily at retinal specialists and general ophthalmologists for use in the diagnosis and treatment of retinal diseases and other ocular pathologies.  OIS also provides Picture Archiving and Communication Systems “PACS” and Electronic Medical Records (“EMR”) and Practice Management (“PM”) software to such eye-care providers. In addition, through our wholly-owned subsidiary Abraxas Medical Solutions Inc., a Delaware corporation (“Abraxas”), we provide EMR and PM to the following ambulatory-care specialties: obstetrics/gynecology (“OB/GYN”), orthopedics and primary care.

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

On October 21, 2009, we purchased substantially all the assets of MediVision, Medical Imaging Ltd., formerly our parent company (the “MediVision Asset Purchase”).  (For additional details of the MediVision Asset Purchase, see Item 8. Financial Statements and Supplementary Data, Note 7. Related Party Transactions, MediVision Asset Purchase).  Such assets included certain European operations as conducted by CCS Pawlowski GmbH, a branch office in Belgium, agreements under which MediVision contracted with third parties for distribution and other services, and rights to intellectual property.  This acquisition provides OIS with access to new customers and regional control over operations in the European market.  In addition, we hired most of MediVision’s R&D employees in early 2009 and moved them to our offices in the United States and Israel.

In November 2009, OIS EyeScan received FDA 510(k) clearance.  OIS EyeScan is a portable imaging device that enables practices to capture images of both the anterior and posterior segment of the eye.  OIS EyeScan diversifies our product portfolio by adding a low cost product with more functionality than our existing image capture solutions.

On May 18, 2010 we received ISO-13485 accreditation from the International Organization for Standards (ISO) for the management system of medical device companies.  ISO-13485 facilitates a framework that aligns with the requirements of regulatory agencies in the health care industry while maintaining a focus on customer satisfaction. This standard provides an international umbrella under which companies from different countries can comply. ISO-13485 accreditation allows us to sell our products in various countries internationally.

On December 17, 2010 and December 28, 2010 Abraxas and OIS EMR VERSION 4.1.7 were 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009.

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

WinStation Slit Lamp

Slit Lamps are used by a majority of eye care practitioners, including most ophthalmologists and optometrists, for examination primarily of the front of the eye. WinStation Slit Lamp adapts to most slit lamp models and captures 5 megapixel still images; as well as high resolution videos. The WinStation Slit Lamp is powered by the same database management and archiving that powers the OIS Symphony image management solution.

OIS EyeScan

The OIS EyeScan is a portable imaging device that enables practices to capture images of both the anterior and posterior segment of the eye.  The OIS EyeScan captures live video and 5.3 megapixel images from the following imaging modules: Color Mydriatic Retina, Color non Mydriatic retina,  Fluorescein Angiography, Optic Nerve Head Stereo Imaging, Red Reflex Imaging Module, Corneal Fluorescence, Tear Film imaging.

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

OIS Symphony Web enables OIS to deliver all of the OIS Symphony functionality in a full function web-based client.

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

Markets

Having reviewed various third party sources, including reports by the National Physician’s Census Academy of Ophthalmology and data provided by the American Osteopathic Association, we believe there are approximately 18,000 ophthalmologists in the United States and approximately 28,000 ophthalmologists practicing medicine in our target countries outside the United States. This group has been traditionally divided into two major groups: anterior segment (front of the eye) and posterior segment (back of the eye). Within these groups there are several sub-specialties including medical retina, retina and vitreous, glaucoma, neurology, plastics, pediatric, cataract, cornea and refractive surgery. There are also approximately 35,000 practicing optometrists in the United States.

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

OIS EyeScan

The OIS EyeScan system is targeted primarily at eye care professionals that want to capture images digitally on anterior (front) and posterior (back) of the eye. As described above, we believe that there are approximately 18,000 eye care specialist in the United States and approximately 28,000 eye care specialist practicing medicine in our target countries outside the United States. In addition, there are also approximately 35,000 practicing optometrists in the United States. We currently know of 3 manufacturers of imaging systems which are similar to the EyeScan.

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

EMR software is used to automate the clinical workflow of medical offices. PM software is used to automate the financial and administrative tasks of medical offices. Medical practices in the United States began automating their practice management decades ago. By the late 1990’s, PM software had become widely accepted. The market for EMR, on the other hand, has started to increase as a result of various financial incentives and governmental forces.

Currently, the EMR industry has no dominant leader. It includes both large and small publicly traded companies, as well as large and small privately held companies.

OIS Sales, Marketing and Distribution

We utilize a direct and indirect sales force to distribute our products throughout the United States, Europe, and various other countries. As of December 31, 2010, our U.S. sales and marketing organization consisted of two distribution channels. The first is a software channel that reports to the Director of Sales Software and is comprised of Sales Managers, Technical Support Specialists and Product Specialists, among others, who are located throughout the United States.  These employees provide marketing, sales, maintenance, installation and training services.  The second channel reports to the National Sales Director, Diagnostic and is dedicated to Diagnostic sales and consists of various Sales Managers, among others.  Each of the two channels is supported by inside sales representatives that are outsourced from well-known providers of sales outsourcing, whose function it is to drive broader penetration into both markets.   In Europe we have several sales representatives and product specialists.  These employees provide marketing, sales, maintenance, installation and training services.

Below is the volume discount table that was available to our distributors for 2010.

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

During the years ending December 31, 2010 and 2009, CCS was the exclusive distributor of certain of our products in Germany and Austria. Products were sold to CCS at a volume driven discount which was uniformly applicable to all of our distributors, including CCS. Below is the volume discount table that was available to our distributors for 2010. CCS will continue to be our exclusive distributor of certain products in Germany and Austria.

Annual amounts purchased	Discount
$ 0 - $ 199,999	0%
$ 200,000 - $ 299,999	10%
$ 300,000 - $ 399,999	20%
$ 400,000 - $ 499,999	30%
$ 500,000 and above	40%

Abraxas Sales and Marketing

Abraxas utilizes a direct sales force in marketing and selling its products throughout the United States. At December 31, 2010, Abraxas’ sales and marketing organization consisted of one sales manager, four territory sales representatives, two marketing personnel, and sixteen product specialists. These personnel provide marketing, sales, maintenance, installation and training services.

OIS Europe Sales and Marketing

OIS Europe utilizes a direct sales force in marketing and selling its products throughout Europe. At December 31, 2010, OIS Europe’s sales and marketing organization consisted of one sales representative and one product specialist. These personnel provide marketing sales, maintenance, installation and training services. In addition to our direct sales force in Europe, we have distribution agreements with distributors throughout Europe to sell and market our products.

CCS Sales and Marketing

CCS utilizes a direct sales force in marketing and selling its products throughout Europe. At December 31, 2010, CCS’ sales and marketing organization consists of 2 sales representative and 2 product specialists. These personnel provide marketing, sales, maintenance, installation and training services.

OIS Manufacturing and Production

Excluding our EyeScan product, we are primarily a systems integrator with proprietary software, optical interfaces and electronic fundus camera interfaces. The manufacturing of certain components are subcontracted to outside vendors and assembled by OIS. We use outside vendors to minimize production time and reduce capital requirements. We store and assemble the manufactured components in our 13,552 square foot facility located in Sacramento, California.

We have been audited by the Food and Drug Administration (the “FDA”) as recently as May 2007 and there were no findings made. We also have Form 510(k)‘s, a pre-marketing notification filed with the FDA which provides certain safety and effectiveness information, on file for our digital angiography products.

On May 18, 2010 we received ISO-13485 accreditation from the International Organization for Standards (ISO) for the management system of medical device companies.  ISO-13485 facilitates a framework that aligns with the requirements of regulatory agencies in the health care industry while maintaining a focus on customer satisfaction. This standard provides an international umbrella under which companies from different countries can comply. ISO-13485 accreditation allows us to sell our products in various countries internationally.

On December 28, 2010, OIS EMR VERSION 4.1.7 was 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009.

Abraxas’ Operations

Abraxas is a software developer that operates in its 6,232 square foot facility located in Irvine, California.

On December 17, 2010 Abraxas EMR VERSION 4.1.7 was 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009.

OIS Components, Raw Materials and Suppliers

As a systems integrator, a significant number of the major hardware components in our products are procured from sole source vendors. Whenever possible, however, we seek multiple vendors from which to procure our components. Moreover, we work closely with our principal component suppliers, such as Dell Computer, MegaVision, Canon and our other vendors to maintain dependable working relationships and to continually integrate into the manufacturing of our products, whenever feasible, the most current, proven, pertinent technologies. But, as with any manufacturing company dependent on subcontractors and component suppliers, significant delays in receiving products or unexpected vendor price increases could adversely affect our business.

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

We are aware of five primary competitors for the WS Slit Lamp, namely Veatch, MVC, Kowa, Helioasis and Lombart. Additionally, there are several other companies, which manufacture similar systems, but these systems currently have minimal market presence.

We are aware of three primary competitors for the EyeScan imaging capturing system, namely Zeiss, Topcon and Kowa.

We are aware of two primary competitors for the Ophthalmic PACS that develop similar solutions.

We do not consider many of the companies currently offering some type of EMR or PM products as competitors, as they sell to hospitals and to certain medical specialties that are not in our current target market. We are aware of a few competitors for its EMR and PM products in ophthalmology. The main competitor is NextGen, which provides solutions for the multi-specialty medical market, and smaller competitors such as HCIT, Eye Doc and Compulink, which provide EMR and or PM solutions predominantly to the ocular healthcare market.

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

Abraxas Competition

Abraxas does not consider many of the companies currently offering some type of EMR or PM products as competitors, as they sell to hospitals, large clinics, surgery centers and other facilities, and to certain medical specialties that are not in Abraxas’ current target market. Abraxas is aware of a few competitors for its EMR and PM products, primarily Allscripts/Misys Healthcare Systems, Sage Software, and NextGen, which provide solutions for the multi-specialty medical market. Others, mainly Digi-Chart and Greenway provide the EMR and PM solutions predominantly to the obstetrics and gynecology market, while other companies specialize in the orthopedic market or the primary care market.

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

OIS Europe Competition

We are aware of 3 primary competitors for market share in Europe, namely Zeiss, Topcon and Canon. Additionally, there are several other companies, which manufacture similar systems, but these systems currently have minimal market presence.

CCS Sales and Competition

We are aware of 5 primary competitors for market share in Germany, namely Zeiss, Topcon, Scholz, Canon, Imedos. Additionally, there are several other companies which manufacture similar systems but these systems currently have minimal market presence.

OIS Research and Development

During 2010, OIS focused our recent research and development efforts on new digital image capture products. Our net research and development expenditures in the years ended December 31, 2010 and 2009 were approximately $2,771,200 and $1,956,000, respectively.

Prior to March 2009, MediVision performed our research and development services whereby MediVision billed us, on a monthly basis, at cost plus 12%. These research and development services included direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses.  During the year ended December 31, 2009, we paid approximately $294,000 to MediVision for research and development services.

In March 2009, we hired all of MediVision’s research and development staff and moved them to our offices in the United States and Israel, thereby streamlining our research and development efforts. Prior to this, MediVision and other outsourced consultants conducted most of our research and development.

Abraxas Research and Development

Abraxas’ research and development team is located in Irvine, California. Abraxas continues to focus its research and development efforts on the adaptation of its software to the target market as described above. Our net research and development expenditures in the years ending December 31, 2010 and 2009 were approximately $1,529,900 and $1,073,000 respectively.

Patents, Trademarks and Other Intellectual Property

On June 15, 1993, we were issued United States Letters Patent No. 5,220,360 for "Apparatus and Method for Topographical Analysis of the Retina." This patent relates to the Glaucoma-Scope apparatus, and methods used by the apparatus for topographically mapping the retina and comparing the mapping to previous mappings.

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

An FDA inspection of our Sacramento, California facility was conducted in March 2011. There were 4 observations made during the inspection.  A corrective action plan will be implemented to correct those issues and no further action is expected by the FDA.

A California Department of Health inspection of our Sacramento, California facility was conducted in August 2009.  There were 3 violations found during the inspection.  A corrective action plan was implemented to correct those issues and no further action was taken by the Department of Health.

       On May 18, 2010 we received ISO-13485 accreditation from the International Organization for Standards (ISO) for the management system of medical device companies.  ISO-13485 facilitates a framework that aligns with the requirements of regulatory agencies in the health care industry while maintaining a focus on customer satisfaction. This standard provides an international umbrella under which companies from different countries can comply. ISO-13485 accreditation allows us to sell our products in various countries internationally.

Under the American Recovery and Reinvestment Act of 2009, physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 in incentive payments and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, Medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. We anticipate this legislation will have positive effects on our revenues as physicians adopt EMR software programs at higher rates than they do currently. We expect to see this positive trend begin in mid-2011 and beyond.

On December 17, 2010 and December 28, 2010 Abraxas and OIS EMR Version 4.1.7 were 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under The American Recovery and Reinvestment Act of 2009.

Insurance

We maintain general commercial and property insurance coverage for our business operations, as well as directors and officers insurance and product liability insurance. During 2010, we did not receive any product liability claims and are unaware of any threatened or pending claims. To the extent that product liability claims are made against us in the future, such claims may have a material adverse impact on our business.

Employees

As of December 31, 2010, we have 123 employees, 3 of whom are part-time, 67 of whom are employed by OIS and 39 of whom are employed by Abraxas. We also engage the services of consultants from time to time to assist us on specific projects in the areas of research and development, software development, regulatory affairs and product services, as well as general corporate administration. Certain of these consultants periodically sub-contract engineers as independent consultants for specific projects.

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

Our products are subject to U.S. and international medical regulations and controls, which impose substantial financial costs on us and which can prevent or delay the introduction of new products.

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

If we fail to accurately forecast components and material requirements for our products, we could incur additional costs and significant delays in shipments, which could result in the loss of customers.

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

As of December 31, 2010, we had debt outstanding of $2,822,516 consisting of $1,097,840 in outstanding loans from institutional investors, $1,500,000 in bank notes, $113,314 Abraxas loan, and $111,361 of notes for capital leases and auto loans.

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

If we fail to maintain an effective system of our internal control over financial reporting, we may not be able to report our financial results accurately or timely, which could have a material adverse effect on our business.

As part of the restatement process relating to the filing of this Annual Report, we have conducted an assessment of our internal control over financial reporting, identified a material weakness in our internal control over financial reporting related to our derivative liability financial instrument policies and concluded that our internal control over financial reporting was not effective as of December 31, 2010. As a result, we have specifically implemented remedial work to obtain reasonable assurance regarding our  internal controls over financial reporting related to our derivative liability financial instrument policies. See “Controls and Procedures” in Item 9A in this Annual Report. There can be no assurance that our remedial actions will ensure that, in the future, we will not have material weaknesses in internal control over financial reporting relating to our derivative liability financial instrument policies or in other internal control over financial reporting or disclosure controls and procedure issues.

A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be contained in a periodic report or to detect errors or fraud in a timely matter.  Furthermore, controls and procedures we implement may become inadequate because of changes in conditions and that the degree of compliance with the controls and procedures may deteriorate. If we fail to maintain an effective control system, we may be unable to produce reliable financial reports or prevent fraud. This failure could result in future restatements or delays in filing, or the need to amend filed, periodic reports with the SEC and information we provide our lenders, investors and others, which could result in us incurring additional costs and affect our ability to maintain our existing financing, obtain other financing, or, when needed, raise capital.

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

Moreover, because our securities currently trade on the OTC Bulletin Board, they are subject to the rules promulgated under the Securities Exchange Act of 1934, as amended, which impose additional sales practice requirements on broker-dealers that sell securities governed by these rules to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000, excluding the value of the individual’s primary residence, or annual individual income exceeding $200,000 or $300,000 jointly with their spouses). For such transactions, the broker-dealer must determine whether persons that are not established customers or accredited investors qualify under the rule for purchasing such securities and must receive that person’s written consent to the transaction prior to sale. Consequently, these rules may adversely affect the ability of purchasers to sell our securities and otherwise affect the trading market in OIS’ securities.

Because our shares are deemed “penny stocks,” you may have difficulty selling them in the secondary trading market.

The Securities and Exchange Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as therein defined) less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Additionally, if the equity security is not registered or authorized on a national securities exchange that makes certain reports available, the equity security may also constitute a “penny stock.” As OIS’ common stock falls within the definition of penny stock, these regulations require the delivery by the broker-dealer, prior to any transaction involving our common stock, of a risk disclosure schedule explaining the penny stock market and the risks associated with it. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and any salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock. The ability of broker-dealers to sell our  common stock and the ability of shareholders to sell OIS’ common stock in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. We can provide no assurance that trading in our common stock will not be subject to these or other regulations in the future, which would negatively affect the market for our common stock.

We have additional securities available for issuance, including preferred stock, which if issued could adversely affect the rights of the holders of our common stock.

Our articles of incorporation authorize the issuance of 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. The common stock and the preferred stock can generally be issued as determined by our board of directors without shareholder approval.

Any issuance of preferred stock could adversely affect the rights of the holders of common stock by, among other things, establishing preferential dividends, liquidation rights or voting powers. Accordingly, shareholders will be dependent upon the judgment of our management in connection with the future issuance and sale of shares of our common stock and preferred stock, in the event that buyers can be found therefor. Any future issuances of common stock or preferred stock would further dilute the percentage ownership of OIS held by the public shareholders. Furthermore, the issuance of preferred stock could be used to discourage or prevent efforts to acquire control of us through acquisition of shares of common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We lease our facility space in Sacramento California under a cancelable operating lease that expires in June 2012. This facility consists of 13,552 square feet of office, manufacturing and warehouse space. We pay minimum monthly lease payments for this property of $11,926.  Abraxas leases facility space in Irvine, California under a noncancelable lease which will expire in August 2013.  This facility consists of 6,232 square feet of office space.  We pay $13,763 per month for this office space.

Management believes our leased facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings

We are not party to any material pending legal proceedings

Item 4.	Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock, no par value, have been listed and principally quoted on the OTC Bulletin Board under the trading symbol “OISI” since May 28, 1998 and prior to that on the Small-Cap Market. The following table sets forth the high and low sales prices for our common stock as reported on the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

	Year Ended December 31, 2010		Year Ended December 31, 2009
	Low	High	Low	High
First Quarter	$0.75	$1.39	$0.15	$0.34
Second Quarter	$0.75	$1.15	$0.24	$0.45
Third Quarter	$0.55	$1.03	$0.25	$0.59
Fourth Quarter	$0.70	$0.97	$0.45	$1.57

On April 8, 2011, the closing price for our common stock, as reported by the Nasdaq OTC Bulletin Board, was $0.75 per share and there were approximately 99 shareholders of record.

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

Restatement

 During the year-end financial close process of fiscal 2010, we discovered errors in our accounting treatment for warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note.  As a result on March 17, 2011, management concluded that we should restate our financial statements for fiscal 2009, and for quarterly periods in 2010 and 2009.  On April 13, 2011, management concluded that we should restate our financial statements for fiscal 2008 and 2007.  The restatement adjustments reflect the correction of errors made in the application of generally accepted accounting principles (“GAAP”).

Anti-dilution provisions which are present in all of these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. These anti-dilution provisions present in these instruments require liability accounting treatment rather than equity accounting treatment. The  Company evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with guidance provided by SEC Staff Accounting Bulletin No. 108 codified as Topic 1.N “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded the balance sheet at December 31, 2009, 2008 and 2007 and its consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007 are materially misstated as follows:

For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.This Annual Report contains:

•	Audited consolidated financial statements for the Company’s fiscal year ended December 31, 2010 contained in Item 8 of this Report.

•	Audited restated consolidated financial statements for the fiscal year ended December 31, 2009 contained in Item 8 of this Annual Report.

•	Audited restated consolidated financial statements for the fiscal year ended December 31, 2008 contained in Item 8 of this Annual Report.

•	Audited restated consolidated financial statements for the fiscal year ended December 31, 2007 contained in Item 8 of this Annual Report.

The Company has not amended, and does not intend to amend, its previously filed Annual Report on Form 10-K or its previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement adjustments.  The financial statements and related interim financial information contained in such reports is superseded by the information in this Annual Report and the financial statements and related interim financial information contained in such previously filed reports should not be relied upon.

2010 Highlights

On May 26, 2010, we completed the 2nd and final installment to the Purchase Agreement with U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”), whereby we issued 3,581,089 shares of our common stock at $0.56 per share and a warrant to purchase up to 1,193,696 shares of our common stock for an aggregate purchase price of $1,999,967, before financing fees. As of December 31, 2010, AccelMed our largest shareholder beneficially owned 13,338,603 shares of our common stock which represents 44% of our outstanding shares.

In 2010, we launched the OIS EyeScan in the United States, Europe, and various other countries. The OIS EyeScan is a portable imaging device that enables practices to capture images of both the anterior and posterior segment of the eye.  The OIS EyeScan captures live video and 5.3 megapixel images from the following imaging modules: Color Mydriatic Retina, Color Non Mydriatic Retina,  Fluorescein Angiography, Optic Nerve Head Stereo Imaging, Red Reflex Imaging Module, Corneal Fluorescence and Tear Film Imaging.

On December 17, 2010 and December 28, 2010 Abraxas and OIS EMR VERSION 4.1.7 were 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009.

New Accounting Pronouncements

FASB Accounting Standards Update No. 2010-28, Intangibles - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued Accounting Update No. 2010-28, Intangibles - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The effect of the update will eliminate an entity’s ability to assert that a reporting unit is not required to perform step 2 of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative despite qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairment may be reported sooner than under current factors. Accounting Standards Update No. 2010-28 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.

FASB Accounting Standards Update No. 2010-8, Technical Corrections to Various Topics.

In February 2010, the FASB issued Accounting Update No. 2010-8, Technical Corrections to Various Topics, to eliminate inconsistencies and to clarify guidance on various Codification Topics. Except for certain amendments to Topic 815 and the nullification of paragraph 852-740-45-2, Update No. 2010-08 was effective for the first reporting period beginning after issuance. The adoption of Accounting Standards Update No. 2010-8 did not have a material impact on our consolidated financial statements.

FASB Accounting Standards Update No. 2010-06, Fair Value Measurement and Disclosures.

In January 2010, the FASB issued Accounting Update No. 2010-06, Fair Value Measurement and Disclosures, to improve disclosures about Fair Value Measurements. The amendments in this Update will require new disclosures related to the transfer in and out of Level 1 and 2, and require that a reporting company present Level 3 activity on a gross basis rather than one net number. In addition, the amendments in this Update clarify existing disclosures related to the level of disaggregation and disclosures about inputs and valuation techniques. Update No. 2010-06 was effective for reporting periods beginning after December 15, 2009. The adoption of Accounting Standards Update No. 2010-06 did not have a material impact on the consolidated financial statements.

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

FASB Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash.

In January 2010, the FASB issued Accounting Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, to clarify the accounting for a distribution to shareholders that offers the ability to elect to receive the entire distribution in cash or shares. Accounting Standards Update No. 2010-06 was effective for reporting periods beginning after December 15, 2009. The adoption of Accounting Standards Update No. 2010-01 did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance used to allocate and measure revenues by an enterprise that sells or leases tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in the Update require that hardware components of a tangible product containing software elements always be excluded from the software revenue guidance. The Update provides additional guidance on how to determine which software, if any, related to the tangible products also would be excluded from the scope of the software revenue guidance. Update No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2009-11 is not expected to have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance which establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable revenue arrangement. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenues is based on entity-specific assumptions rather than assumptions of marketplace participation.  In addition, the amendment revises certain disclosure requirements.  Update No. 2009-13 will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Accounting Standards Update No. 2009-14 is not expected to have a material impact on the consolidated financial statements.

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

FASB Accounting Standards Codification Topic 810, Consolidation.

Topic 810 Consolidation, is generally based on Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which was issued in June 2009, which among other things requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Topic 810, Consolidation, became effective on January 1, 2010. The adoption of Topic 810 did not have a material impact on the consolidated financial statements.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”).  The information contained in the financial statements is, to a significant extent, based on effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value obtained when earning income, recognizing an expense, recovering an asset or relieving a liability.

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

Revenue Recognition

Our revenue recognition policies are in compliance with applicable accounting rules and regulations  including FASB Accounting Standards Codification Topic 985, Software, Topic 605 Revenue and Subtopic 25 Multiple-Element Arrangements. When accounting for revenue with multiple element arrangements, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

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

Tax Provision

Deferred taxes are calculated using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

In 2010, the general warranty reserve increased from $98,599 to $172,725 due to the increase in product shipments compared to the amount of replacements, repairs or upgrades performed.

In 2009, the general warranty reserve increased from $67,000 to $98,599 due to the increase in product shipments compared to the amount of replacements, repairs or upgrades performed.

Securities Purchase Agreement

On June 24, 2009, we entered into a Purchase Agreement with AccelMed.  Pursuant to the terms of the Purchase Agreement, we completed the 1st installment on June 24, 2009, whereby we issued and sold to AccelMed 9,633,228 shares of our common stock and a warrant to purchase up to 3,211,076 shares, at an exercise price of $1.00 per share, for an aggregate purchase price of $3,999,972.  We recorded $3,552,599 of the aggregate purchase price of $3,999,972 to common stock, net of stock issuance cost and amount allocated to warrants. On May 26, 2010 the 2nd and final installment was completed, under which we issued to AccelMed 3,581,089 shares and a warrant to purchase up to 1,193,696 shares, at an exercise price of $1.00 per share, for an aggregate purchase price of $1,999,967. We recorded $1,346,326 of the aggregate purchase price of $1,999,967 to common stock, net of stock issuance costs, and we allocated the remaining amount to warrants. During the year ended December 31, 2009 we began accounting for warrants as derivative liability financial instruments. (For additional details on our accounting for the warrants issued to AccelMed See Item 8, Consolidated Financial Statements, Notes to Financial Statements, Note 2. Restatement of Consolidated Financial Statements.)

The 1st installment and 2nd installment were recorded as an increase in cash and equity of $3,999,972 and $1,999,967, respectively.  We treated the warrants issued in the 1st and 2nd Installments as a reduction to our common stock and an increase to additional paid-in-capital.  (For additional details, see Item 8. Financial Statements and Supplementary Data, Note 7. Related Party Transactions, U.M. AccelMed, Limited Partnership).

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

On June 24, 2009, we entered into an Extension Agreement (the “Extension Agreement”) by and between us and the Holders.  Pursuant to the Extension Agreement, with respect to the Notes, the Holders agreed to extend the principal payments due thereon for 18 months, such that the next principal payment with respect to the Notes will be due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011.  As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to the Holders to purchase an aggregate of 500,000 shares of our common stock.  These New Warrants have an exercise price of $1 per share and expire on June 24, 2012. Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement with AccelMed, the conversion and exercise prices changed from $1.64 to $1.06 per share for the Notes and $1.87 to $1.21 per share for the Warrants.  Based on these changes, the Holders received an additional 371,157 and 333,686 shares of common stock under the Notes and Warrants, respectively. During the 1st quarter of 2010 the Holders converted an aggregate of $250,000 of the Convertible Notes principle balance into 219,780 shares of our common stock. (For additional details, see Item 8. Financial Statements and Supplementary Data, Note. 6 Notes Payable).

On October 23, 2009, we entered into a Secured Debenture (the “Secured Debenture”) with United Mizrahi Bank. Under the Secured Debenture we agreed to assume MediVision’s loan with United Mizrahi Bank, pursuant to the completion of the transactions contemplated in the MediVision Asset Purchase, in a principal amount not to exceed $1,500,000, plus interest (the “Loan Amount”). We also agreed to secure the Loan Amount by granting United Mizrahi Bank a security interest in all or substantially all of its assets. The Loan Amount accrues interest at a rate equal to LIBOR plus 4.75%. In addition, principal payments are required to be made in 18 equal monthly installments beginning January 31, 2011. On March 3, 2011, we and United Mizrahi Bank amended the terms of the Secured Debenture to increase the Loan Amount from $1,500,000 to $2,250,000 and defer principal payments due thereon for 6 months. As consideration for refinance of the note, the Company issued warrants to purchase an aggregate of 215,000 shares of the Company’s common stock. These Warrants have an exercise price of $1 per share and expire on March 3, 2014

On October 23, 2009, in connection with the assumption of the United Mizrahi loan, we issued to United Mizrahi Bank a warrant (the “Warrant”) to purchase 350,000 shares of our common stock at an exercise price of $1.00 which will expire upon the earlier of October 23, 2012 or twelve months following the completion of (1) a primary public offering of our common stock (a “Public Offering”) or (2) (a) the sale of all or substantially all of our assets or (b) the merger or consolidation of the Company with or into another entity, pursuant to which 50% of the Company’s outstanding common stock is held by person(s) who prior to the transaction held, in aggregate, less than 5% (together, a “Liquidity Event,” and together with a Public Offering, an “Exit Event”); provided however, if the underwriter in a Public Offering or the purchasing person(s) in a Liquidity Event require that all our outstanding warrants and options, including the Warrant be exercised prior to or part of the Public Offering or Liquidity Event, as applicable, then the Warrant will terminate, subject to certain notice requirements, upon completion of such transactions.

The exercise price of the Warrant is $1.00, subject to the happening of certain events, including, but not limited to, the payment of a stock dividend or a stock split.  The Warrant also includes certain anti-dilution provisions if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula. (For additional details, see Item 8. Financial Statements and Supplementary Data, Note 7. Related Party Transactions, Warrant to United Mizrahi Bank).

There were 6,205,129 warrants outstanding and exercisable as of December 31, 2010 with a weighted average remaining contractual life of 1.57 years, a weighted average exercise price of $1.03.  There is no intrinsic value of warrants outstanding at December 31, 2010. (For additional details, see Item 8. Financial Statements and Supplementary Data, Note. 12. Warrants)

We record the fair value of warrants in the balance sheet as financial liabilities and changes in the fair value of the warrants are reported in earning each reporting period.

Fair value of financial instrument.

The following are the methods and assumptions we used to estimate the fair value of our financial instruments

Cash and cash equivalents
Due to their short term nature, carrying amounts approximates fair value

Accounts receivable
Due to their short term nature, carrying amount approximates fair value

Trade accounts payable
Due to their short term nature, carrying amount approximates fair value

Long-term debt
Due to the short term nature of the current portion of long-term debt, the carrying amount approximates fair value. The noncurrent portion of long-term debt approximates fair value because of the variable rate terms of these instruments.

Derivative Liability Financial Instruments

Derivative liability financial instruments are comprised of warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note. Anti-dilution provisions present in these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. These anti-dilution provisions present in these securities result in liability accounting treatment rather than equity accounting treatment. The Company records all derivative liability financial instruments in the balance sheet within the Derivative Liability Financial Instruments financial statement caption at fair value on a recurring basis.

Changes in the fair values of these instruments are reported in earnings. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure accordingly the Company has not designated any of its derivative liability financial instruments as hedge instruments.

Fair Value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. A market or observable input is the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The standard characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:

•	Level 1 – inputs represent quoted prices in active markets for identical assets or liabilities (for example exchange-traded commodity derivatives).

•
Level 2- inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

•
Level 3- inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing as asset or liability (for example, an estimate of future cash flows used in a company’s internally developed present value in that company’s internally developed present value of future cash flows model that underlies the fair-value measurement).

In determining fair value, we utilize observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.

In arriving at fair-value estimates, we utilize the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement characterized based upon the lowest level of input that is significant to the fair-value measurement. For us, recurring fair-value measurements are performed for warrant liabilities and embedded conversion option liabilities related to notes payable.

All derivative liability financial instruments are recognized in the balance sheet at their fair value. Changes in the fair values of derivatives liability financial instruments are reported in earnings. We do not hold any derivative liability financial instruments that reduce risk associated with hedging exposure and we have not designated any of our derivative liability financial instruments as hedge instruments.

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

The Company has not recorded an impairment loss related to goodwill during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 the Company considered intangible assets related to the Electro-optical Unit, purchased from MediVision on October 21, 2009, to be impaired. The Company recorded an impairment loss equal to the total value of Electro-optical Unit intangible assets of $199,000. The Company did not record an impairment loss related to other intangible assets during the year ended December 31, 2009.

Software Capitalization

The cost of software developed internally is expensed until technological feasibility of the software product has been established. Thereafter, software development costs are capitalized through the general release of the software products and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs is included in cost of product sales in the consolidated statements of operation.

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the year ended December 31, 2010 by $190,024.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We determined that the software was technologically feasible because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the year ended December 31, 2010 was $383,612.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and so, we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the year ended December 31, 2010 was $168,236.

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

Results of Operations

Selected Financial Data

	2010
		2009	2008	2007
		(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Statement of Operations:
Net revenues	$18,631,912	$13,569,300	$12,491,117	$14,489,044
Cost of sales	8,328,414	6,242,279	5,768,483	6,265,695
Gross profit	10,303,498	7,327,021	6,722,634	8,223,349
Total operating expenses	13,222,537	13,669,548	8,324,688	7,338,224
(Loss) income from operations	(2,919,039)	(6,342,527)	(1,602,054)	885,125
Other income (expense), net	370,410	(665,742)	(519,960)	59,264
Net (loss) income before provision for income tax	(2,548,629)	(7,008,269)	(2,122,014)	944,389
Provision (benefit) for income tax expense	76,270	(3,787)	(1,299,000)	(940)
Net (loss) income	(2,472,359)	(7,012,056)	(3,421,014)	943,449
Less: Noncontrolling interest share	(47,415)	(8,511)	-	-
Net (loss) income attributable to Ophthalmic Imaging Systems	$(2,424,944)	$(7,003,545)	$(3,421,014)	$943,449

Basic (loss) earnings per share	$(0.08)	$(0.32)	$(0.20)	$0.06
Shares used in the calculation of basic (loss) earnings per share	28,805,067	21,842,234	16,866,831	16,682,773
Diluted loss per share	N/A	N/A	N/A	0.05
Shares used in the calculation of diluted earnings per share	N/A	N/A	N/A	18,023,500

(1) We have restated our consolidated balance sheet at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007. The restatement adjustments reflect the correction of errors made in connection with our accounting treatment for warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Balance Sheet:
		2009	2008	2007
Assets:	2010	(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Cash and cash equivalents	$3,905,910	$5,406,239	$2,224,625	$7,630,284
Accounts receivable, net	4,088,269	2,710,987	5,076,692	4,080,022
Inventories, net	1,757,873	991,325	1,206,733	746,342
Prepaid expenses and other current assets	357,380	179,451	233,418	507,732
Deferred tax assets	-	-	-	1,342,000
Total Current Assets	10,109,432	9,288,002	8,741,468	14,306,380
Restricted Cash	-	158,213	158,031	168,218
Furniture and Equipment	470,717	481,394	409,280	416,838
Licensing agreement	-	-	273,808	273,808
Prepaid products	-	-	560,000	460,000
Capitalized software development, net	383,607	767,220	1,150,831	-
AcerMed asset purchase, net	190,029	380,053	570,077	90,815
Capitalized imaging software, net	168,239	336,475	504,711	-
Goodwill	807,000	807,000	-	-
Customer relationship intangibles, net	411,863	481,364	-	-
Other intangible assets, net	66,075	298,111	88,780	-
Other assets	12,524	39,545	167,723	443,509
Total Assets	$12,619,486	$13,037,377	$12,624,709	$16,159,568

 (1) We have restated our consolidated balance sheet at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007. The restatement adjustments reflect the correction of errors made in connection with our accounting treatment for warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Balance Sheet:	2010
		2009	2008	2007
		(As Restated) (1)	(As Restated) (1)	(As Restated) (1)

Liabilities:
Accounts payable	$1,256,515	$909,520	$831,980	$726,573
Accrued liabilities and customer deposits	2,022,347	1,677,146	1,174,229	1,492,748
Derivative liability financial instruments	1,698,416	1,863,976	-	-
Deferred extended warranty – current portion	1,722,235	1,632,491	1,522,308	1,604,315
Notes payable - current portion	1,518,100	34,048	1,366,779	540,007
Total Current Liabilities	8,217,613	6,117,181	4,895,296	4,363,643
Deferred extended warranty – non current portion	251,785	247,231	388,516	-
Line of credit	-	150,000	150,000	150,000
Notes payable – non-current portion	1,301,523	2,886,697	500,159	1,564,226
Total Liabilities	$9,770,921	$9,401,109	$5,933,971	$6,077,869

Ophthalmic Imaging Systems stockholders’ equity:

Common stock	21,708,743	19,981,977	16,504,773	16,474,720
Additional paid in capital	65,543	47,044	762,580	762,580
Accumulated deficit	(19,284,427)	(16,859,483)	(10,576,615)	(7,155,601)
Cumulative translation	(58,368)	2,241	-	-
Total Ophthalmic Imaging Systems stockholders’ equity:	2,431,491	3,171,779	6,690,738	10,081,699
Noncontrolling interest	417,074	464,489	-	-
Total Stockholders’ Equity	$2,848,565	$3,636,268	$6,690,738	$10,081,699
Total Liabilities and Stockholders’ Equity	$12,619,486	$13,037,377	$12,624,709	$16,159,568

(1) We have restated our consolidated balance sheet at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007. The restatement adjustments reflect the correction of errors made in connection with our accounting treatment for warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.

	2010	2009	2008	2007
		(As Restated) (1)	(As Restated) (1)	(As Restated) (1)
Statement of Cash Flows Data:
Net cash (provided by) used in operating activities	$(3,269,151)	$(62,003)	$(739,822)	$132,762

Net cash used in investing activities	(267,885)	(1,368,474)	(4,016,871)	(1,447,691)
Net cash provided by (used in) financing activities	2,077,034	4,608,088	(648,966)	2,781,356
Effect of exchange rate changes on cash and cash equivalents	(40,327)	4,003	-	-
Net (decrease) increase in cash and cash equivalents	$(1,500,329)	$3,181,614	$(5,405,659)	$1,466,427

(1) We have restated our consolidated balance sheet at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007. The restatement adjustments reflect the correction of errors made in connection with our accounting treatment for warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note.  For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note 2 – Restatement of Consolidated Financial Statements to the Consolidated Financial Statements included in Item 8 of this Annual Report.

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

Revenues

Our revenues for the year ended December 31, 2010 were $18,631,912 representing an increase of $5,062,612 or 37% as compared to revenues of $13,569,300 for the year ended December 31, 2009. The increase in revenues for 2010 resulted from an increase in total product sales of $4,549,823 and service sales of $512,789.

The increase in product sales is due to EyeScan product revenue of $2,672,818, EMR/PM product revenue of $1,645,755, product revenue from our new subsidiary CCS of $493,347, new branch in Europe of $360,464, Symphony revenue of $999,934, offset by a decrease in WinStation revenue of $1,622,495.

The increase in service sales of $512,789 is due to an increase in service revenue from OIS of $263,076, service revenue from Abraxas of $57,610 and service revenue from our new subsidiaries, CCS and OIS Europe of $113,414 and $78,689, respectively.

Digital angiography systems, Symphony and EMR and PM products accounted for approximately 77% and 73% of our total revenues during 2010 and 2009, respectively. Service revenue for the years ended 2010 and 2009 accounted for approximately 23% and 27% of our total revenues for the years ended 2010 and 2009, respectively.

Gross Margins

Gross margins remained relatively flat at 55% and 54% during fiscal 2010 and 2009, respectively. We anticipate that our gross margins will increase if our product sales grow to cover our fixed personnel costs.

Sales and Marketing Expenses

Sales and marketing expenses accounted for 37% and 30% of revenues during fiscal 2010 and 2009, respectively. Sales and marketing expenses were $6,908,325 during fiscal 2010, representing an increase of $2,783,845 or 67% compared to sales and marketing expenses of $4,124,480 in fiscal 2009. This increase was primarily due to an increase in marketing efforts introducing the EyeScan internationally and in the optometry market of approximately $440,000, as well as the addition of sales representatives of approximately $1,719,000.  Abraxas added three sales representatives, which increased their expenses by approximately $223,000. The remaining increase in sales and marketing is attributable to the acquisition of OIS Europe and CCS on October 21, 2009 which added approximately $408,000 of sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses accounted for 13% and 17% of revenues during fiscal 2010 and 2009, respectively. Expenses were $2,433,619 during fiscal 2010, representing an increase of $178,230 or 8% compared to expenses of $2,255,389 during fiscal 2009. The increase is primarily due to an increase of legal and consulting fees of approximately $62,000, an increase of general and administrative expenses related to the acquisition of the CCS and OIS Europe operations of approximately $99,000.

Impairment related to the debt of MediVision of $4,436,187 during fiscal 2009 was comprised of accounts receivable and notes receivable from MediVision of $450,000 and $3,152,379, respectively, $560,000 in prepaid assets for funds advanced to MediVision in anticipation of the completion of the Electro-optical Unit and $273,808 that we paid to MediVision for exclusivity rights to sell the Electro-optical Unit in the U.S.  Based upon revised estimates and the timing of the shifting of business focus from the Electro-optical Unit to other products through the end of 2010, management decided to impair the aggregate balance of the Electro-optical unit intangible asset or $199,000.

Research and Development Expenses

Research and development expenses as a percentage of revenues remained flat at 21% of revenues during fiscal 2010 and 2009. Expenses were $3,880,593 during 2010, representing an increase of $1,027,101 or 36% compared to expenses of $2,853,492. This increase in expense is due to an increase in software testing and quality control related expenses of approximately $360,000, an increase in consulting expenses of approximately $49,000, an increase in Abraxas’ employee related expenses of approximately $446,000, the impairment of the Electro-optical Unit intangible asset of $199,000, the addition of CCS which added approximately $36,000 of expenses, offset by a decrease in charges from MediVision and OIS Global of approximately $81,000.

Other Income (Expense), net

Other income (expense) was $370,410 during 2010 compared to $(665,742) during 2009. The increase of $1,036,152 of other income (expense) was primarily due to the change in fair values of OIS’ derivative liability financial instruments of $2,150,547 and the decrease in other expense of $88,793, offset by the legal settlement in 2009 between OIS and a former employee of $1,200,000 and the decrease in interest income of $30,634.

Income Taxes

The income tax expense for the year ended December 31, 2010 consisted of the following:

	Federal	State	Total
2010
Current	$(87,000)	$10,730	$(76,270)
Deferred	234,000	23,000	257,000
Change in valuation allowance	(234,000)	(23,000)	(257,000)
Income tax, (benefit) expense	$(87,000)	$10,730	$(76,270)

We analyzed our operating results for 2009, 2010, and projected operating results for 2011, combined with the downward turn in the economy, and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future.

The Company’s effective tax rate for the years ended December 31, 2010 and 2009 was 3% and 0%, see Item 8. Financial Statements and Supplementary Data, Note 10. Income Taxes, for the reconciliation of the statutory rate to the effective tax rate.

Net Loss

We reported a net loss of $2,424,944 or $0.08 basic loss per share during 2010 compared to net loss of $7,003,545 or $0.32 basic loss per share during 2009.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 18% and 9% of our net sales for 2010 and 2009, respectively.

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

Digital angiography systems, Symphony and EMR and PM products accounted for approximately 73% and 71% of our total revenues during 2009 and 2008, respectively. Service revenue for the years ended 2009 and 2008 accounted for approximately 27% and 29% of our total revenues for the years ended 2009 and 2008, respectively.

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

Other Income (Expense), net

Other income (expense) was $(665,742) during 2009 compared to $(519,960) during 2008. The increase of $145,782 in other expense was primarily due to a change in the fair value of derivative liability financial instruments of $1,466,805 offset by a legal settlement between OIS and a former employee of $1,200,000, combined with a decrease in interest income of $171,436 resulting from the reduction of interest earned on notes receivable which were impaired during 2009.

Income Taxes

The income tax expense for the year ended December 31, 2009 consisted of the following:

	Federal	State	Total
2009	As Restated	As Restated	As Restated
Current		$3,787	$3,787
Deferred	(1,974,000)	(280,000)	(2,254,000)
Change in valuation allowance	1,974,000	280,000	2,254,000
Total income tax expense	$-	$3,787	$3,787

We analyzed our operating results from 2008, 2009, and projected operating results for 2010, combined with the downward turn in the economy, and determined that it is not more-likely-than-not that we will be able to use our deferred tax asset in the future.

The Company’s effective tax rate for the years ended December 31, 2009 and 2008 was 0% and (112%), see Item 8. Financial Statements and Supplementary Data, Note 10. Income Taxes, for the reconciliation of the statutory rate to the effective tax rate.

Net Loss

We reported a net loss of $7,012,056 or $0.32 basic loss per share during 2009 compared to net loss of $3,421,014 or $0.20 basic loss per share during 2008.

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

Other Income (Expense), net

Other expense was ($519,960) during 2008 compared to other income of $59,264 during 2007. The increase of $579,224 in other expense was primarily due to an increase of interest expense of $446,278 due to the change in fair value of the financial liabilities, combined with a decrease in interest income of $98,638 resulting from a combination of a decrease of our cash balance and a decrease in interest rates.

Income Taxes

The income tax expense for the year ended December 31, 2008 consisted of the following:

	Federal	State	Total
2008
Current	$43,000	$-	$(43,000)
Deferred	503,000	(81,000)	(584,000)
Change in valuation allowance	1,845,000	81,000.0	1,926,000
Total income tax	$1,299,000	$-	$1,299,000

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

Net (Loss) Income

We reported a net loss of ($3,421,014) or ($0.20) basic loss per share during 2008 compared to net income of $943,449 or $0.06 basic earnings per share during 2007.

Export Sales

Revenues from sales to customers located outside of the United States accounted for approximately 7% and 5% of our net sales for 2008 and 2007.

                Balance Sheet

Our assets decreased by $417,891 as of December 31, 2010 as compared to the December 31, 2009. This decrease was primarily due to a decrease in cash and equivalents of $1,500,329, the amortization of capitalized software development and research and development of $741,873, closing of our certificate of deposit which secured our line of credit of $158,213, and decrease in other intangible assets of $199,000 due to the impairment of the Electro-optical Unit intangible asset, offset by an increase in accounts receivable of $1,377,282 as a result of an increase in sales and an increase in inventories of $766,548.

Our liabilities increased by $369,812 mainly due to a increase in accounts payable of $346,996, an increase in accrued liabilities and customer deposits of $345,201, offset by a decrease the line of credit of $150,000 which was paid off during the year, and a decrease in financial liability derivative instruments of $165,599.

Our stockholders’ equity decreased by $787,703 primarily due to the net loss from fiscal 2010 of ($2,472,359), offset by the net proceeds of the second installment of the AccelMed stock purchase of $1,999,967, the conversion of debt by the Tail Wind Fund, Ltd. and Solomon Strategic Holdings, Inc. of $250,000 into 219,780 shares of common stock.

Liquidity and Capital Resources

Our operating activities used cash of $3,269,151 during 2010 as compared to $62,003 during 2009. The cash used by operations in 2010 was primarily due to the net loss of ($2,472,359), the change in accounts receivable of $1,296,551, the change in the provision for bad debt of $81,995, the change in the fair value of the derivative liability financial instruments of ($683,742), the change in inventories of $774,961, the change in prepaid expenses of $177,930, the change in customer deposits of $246,375, offset by depreciation of $260,420, amortization intangible assets of $102,538, the disposal of the Electro-Optical intangible asset of $199,000, the amortization of capitalized software of $168,236, the amortization of software licenses of $573,635, the change in accrued liabilities and warranty expense of $590,908, the change in accounts payable of $389,513 and the change in deferred extended warranty revenue of $94,285.

Net cash used in investing activities was $267,885 during 2010 versus $1,368,474 during 2009. Our investing activities in 2010 consisted of capital asset acquisitions.

Cash provided by financing activities was $2,077,034 during 2010 as compared to $4,608,088 during 2009. The cash provided by financing activities during 2010 was from proceeds of $113,314 from new borrowings, $1,999,967 from the proceeds of sale of stock, offset by $13,287 of principal payments on notes receivable and stock issuance costs of $22,960.

On December 31, 2010, our cash and cash equivalents were $3,905,910. Management anticipates that additional sources of capital beyond those currently available to it may be required to continue funding of research and development for new products and selling and marketing related expenses for existing products.

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

Trends

Under the American Recovery and Reinvestment Act of 2009 (the “American Recovery Act”), physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 to $63,750 in incentive payments, and physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, Medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. The Centers for Medicare and Medicaid Service’s (CMS) final rule on Meaningful Use of and Electronic Heath Record (EHR) and EHR Standards and Certification Regulations released on July 13, 2010, clarifies provisions under the American Recovery and Reinvestment Act. We anticipate this legislation will have positive effects on our sales as physicians adopt EMR software programs at higher rates than they do currently. On December 17, 2010 and December 28, 2010 Abraxas and OIS EMR VERSION 4.1.7 were 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009.

Off- Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements for the year ended December 31, 2010 and 2009 are attached hereto.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED FINANCIAL STATEMENTS
As of December 31, 2010 and 2009 and
For the Years Ended December 31, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Ophthalmic Imaging Systems

We have audited the accompanying consolidated balance sheets of Ophthalmic Imaging Systems and subsidiaries (the "Company") as of December 31, 2010, 2009, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Ophthalmic Imaging Systems and subsidiaries as of December 31, 2010, 2009, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company restated its consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

As discussed in Note 1 to the accompanying consolidated financial statements, effective January 1, 2009, the Company changed its method of accounting for business combinations with the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations.

/s/ Perry-Smith, LLP

Sacramento, California
April 15, 2011

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS		Restated

Current assets:
Cash and cash equivalents	$3,905,910	$5,406,239
Accounts receivable, net	4,088,269	2,710,987
Inventories, net	1,757,873	991,325
Prepaid expenses and other current assets	357,380	179,451
Total current assets	10,109,432	9,288,002

Restricted cash	-	158,213
Furniture and equipment, net	470,717	481,394
Capitalized imaging software, net	168,239	336,475
Capitalized software development, net	383,607	767,220
AcerMed asset purchase, net	190,029	380,053
Goodwill	807,000	807,000
Customer relationship intangible assets, net	411,863	481,364
Other intangible assets, net	66,075	298,111
Prepaid financing	-	22,195
Other assets	12,524	17,350
Total assets	$12,619,486	$13,037,377

(Continued)

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED BALANCE SHEETS
(Continued)

	December 31,
LIABILITIES AND STOCKHOLDERS’ EQUITY	2010	2009
		As Restated

Current liabilities:
Accounts payable	$1,256,515	$867,672
Accounts payable related party	-	41,847
Accrued liabilities	1,709,616	1,115,902
Derivative liability financial instruments	1,698,416	1,863,976
Deferred extended warranty revenue – current portion	1,722,235	1,632,491
Customer deposits	312,731	561,244
Notes payable - current portion	1,518,099	34,048
Total current liabilities	8,217,612	6,117,180

Deferred extended warranty revenue, less current portion	251,785	247,231
Line of credit	-	150,000
Notes payable, less current portion	1,301,523	2,886,698
Total liabilities	9,770,920	9,401,109

Commitments and contingencies Equity:
Ophthalmic Imaging Systems stockholders’ equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2010 and 2009, respectively. Common stock, no par value, 100,000,000 shares authorized; 30,304,151 and 26,500,059 shares issued and outstanding at December 31, 2010 and 2009, respectively	21,708,743	19,981,977
Additional paid in capital	65,544	47,044
Accumulated deficit	(19,284,427)	(16,859,483)
Cumulative translation adjustment	(58,368)	2,241
Total Ophthalmic Imaging Systems stockholders’ equity	2,431,492	3,171,779

Noncontrolling Interest	417,074	464,489
Total equity	2,848,566	3,636,268
Total liabilities and stockholders’ equity	$12,619,486	$13,037,377

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010 and 2009

	2010	2009 As Restated
Sales – products	$14,418,870	$9,530,555
Cost of sales – products	5,388,383	3,799,236
Cost of sales – amortization	741,871	741,871
Gross profit – products	8,288,616	4,989,448

Sales – products to related parties	-	338,492
Cost of sales – products to related parties	-	201,093
Gross profit –products to related parties	-	137,399

Sales – service	4,213,042	3,700,253
Cost of sales – service	2,198,160	1,500,079
Gross profit – service	2,014,882	2,200,174

Net revenues	18,631,912	13,569,300
Cost of sales	8,328,414	6,242,279
Gross profit	10,303,498	7,327,021

Operating expenses:
Sales and marketing	6,908,325	4,124,480
General and administrative	2,433,619	2,255,389
Impairment related to the debt of MediVision	-	4,436,187
Research and development	3,880,593	2,559,478
Research and development-related parties	-	294,014

Total operating expenses	13,222,537	13,669,548

Loss from operations	(2,919,039)	(6,342,527)
Other income (expense), net:
Change in fair value of derivative financial liabilities	683,742	(1,466,805)
Interest expense	(248,138)	(275,584)
Other expense	(97,799)	(186,592)
Interest income	32,605	63,239
Legal settlement	-	1,200,000

Total other income (expense)	370,410	(665,742)

Net loss before provision for income tax expense	(2,548,629)	(7,008,269)

Benefit from (provision) for income taxes	76,270	(3,787)

Net loss	(2,472,359)	(7,012,056)

Less: Noncontrolling interest’s share	(47,415)	(8,511)

Net loss attributable to Ophthalmic Imaging Systems	$(2,424,944)	$(7,003,545)

Basic loss per share attributable to Ophthalmic Imaging Systems’ Stockholders	$(0.08)	$(0.32)

Shares used in the calculation of basic loss per share	28,805,067	21,842,234

The amount of anti-dilutive shares for the twelve months ended December 31, 2010 and 2009 are 1,625,021 and 520,748, respectively.

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENTS OF OPERATIONS
As of and For the Years Ended December 31, 2010 and 2009

	2010	2009
		As Restated

Net loss attributable for Ophthalmic Imaging Systems	$(2,424,944)	$(7,003,545)

Other comprehensive (loss) income
Foreign currency translation	(60,609)	2,241

Comprehensive net loss	$(2,485,553)	$(7,001,304)

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Ophthalmic Imaging Systems’ Stockholders’ Equity
	Common Stock		Additional Paid in	Accumulated	Cumulative	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Translation	Interest	Equity
Balance as previously stated, January 1, 2009	16,866,831	$16,504,773	$966	$(10,059,285)	—	—	$6,446,454
Restated Balance, January 1, 2009	16,866,831	16,504,773	762,580	(10,576,615)	—	—	6,690,738

Cumulative effect of change of accounting for warrants and loan conversion option	—	—	(762,580)	720,676			(41,904)
Net loss, restated	—	—	—	(7,003,545)	—	$(8,511)	(7,012,056)
Stock based compensation	—	32,220	—	—	—	—	32,220
Stock issuance, net of $158,899 issuance cost	9,633,228	3,444,984	47,044	—	—	—	3,492,029
Noncontrolling interest	—	—	—	—	—	473,000	473,000
Cumulative translation	—	—	—	—	$2,241	—	2,241
Balance, December 31, 2009	26,500,059	19,981,977	47,044	(16,859,483)	2,241	464,489	3,636,268

Net loss	—	—	—	(2,424,944)	—	(47,415)	(2,472,359)
Stock based compensation		34,667					34,667
Debt conversion at $1.14 per share	219,780	250,000	—	—	—	—	250,000
Stock issuance, net of $22,960 issuance cost	3,581,089	1,440,326	18,500	—	—	—	1,458,826
Stock option conversion	3,223	1,773					1,773
Cumulative translation	—	—	—	—	(60,609)	—	(60,609)
Balance, December 31, 2010	30,304,151	$21,708,743	$65,544	$(19,284,427)	$(58,368)	$417,074	$2,848,566

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009 As Restated
Cash flows from operating activities:
Net loss	$(2,472,359)	$(7,012,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260,420	225,588
Amortization	102,538	11,636
Loss on disposal of assets	18,143	207
Impairment of intangible asset	199,000	-
Stock based compensation expense	34,677	32,220
Warranty expense	329,550	269,249
Discount related to note payable	66,427	191,026
Change in accounts receivable	(1,296,551)	(1,043,376)
Provision for bad debt	(81,995)	224,803
Write-off of MediVision assets	-	3,152,042
Change in related party receivable	-	500,365
Change in fair value of derivative liability financial instruments	(683,742)	1,466,805
Change in prepaid products	-	560,000
Change in inventories	(774,961)	307,939
Change in prepaid expenses and other current assets	(177,930)	53,967
Amortization of prepaid financing related to note payable	22,195	66,585
Amortization of Symphony Web software	168,236	168,236
AcerMed software license amortization	573,635	573,635
Change in other assets	3,668	49,317
Change in accounts payable	389,513	(13,968)
Change in accounts payable – related parties	(58,883)	41,847
Change in accrued liabilities	261,358	(320,749)
Change in deferred extended warranty revenue	94,285	(31,102)
Change in customer deposits	(246,375)	463,781

Net cash used in operating activities	(3,269,151)	(62,003)

Cash flows from investing activities:
APA acquisition, net of cash acquired	-	(1,235,523)
Acquisition of furniture and equipment	(267,885)	(132,951)
Net cash used in investing activities	(267,885)	(1,368,474)

Cash flows from financing activities:
Principal payments on notes payable	(13,287)	(732,984)
Proceeds from note payable	113,314	1,500,000
Proceeds from sale of stock and warrants	1,999,967	3,999,971
Stock issuance costs	(22,960)	(158,899)
Net cash provided by financing activities	2,077,034	4,608,088

Effect of exchange rate changes on cash and cash equivalents	(40,327)	4,003

Net (decrease) increase in cash and cash equivalents	(1,500,329)	3,181,614
Cash and cash equivalents, beginning of the year	5,406,239	2,224,625
Cash and cash equivalents, end of the year	$3,905,910	$5,406,239

Supplemental schedule of cash flow information:
Cash (received) paid for taxes	$(108,921)	$12,405
Cash paid for interest	$79,460	$19,987

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

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the years ended December 31, 2010 and 2009:

2010	OIS	Abraxas	Other	Total
Statement of Operations:
Net revenues	$14,665,362	$3,171,740	$794,810	$18,631,912
Gross profit	8,843,429	1,127,709	332,360	10,303,498
Operating loss	(874,601)	(1,958,785)	(85,653)	(2,919,039)
Net loss (consolidated)				(2,472,359)

Balance Sheet:
Assets	10,897,744	1,259,072	462,670	12,619,486
Liabilities	9,080,718	554,515	135,688	9,770,921
Stockholders’ equity	$5,262,922	($2,741,339)	$326,982	$2,848,565

2009	OIS	Abraxas	Other	Total
Statement of Operations:	As Restated	As Restated	As Restated	As Restated
Net revenues	$11,666,981	$1,752,474	$149,845	$13,569,300
Gross profit	6,812,957	401,459	112,605	7,327,021
Operating loss	(4,445,823)	(1,879,061)	(17,643)	(6,342,527)
Net loss (consolidated)				(7,012,056)

Balance Sheet:
Assets	10,848,803	1,592,057	596,517	13,037,377
Liabilities	8,764,659	511,580	124,870	9,401,109
Stockholders’ equity	$5,538,687	($2,361,507)	$459,088	$3,636,268

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

At December 31, 2010, the Company had deposits with carrying amounts of $3,905,910 including bank balances of $3,843,573, Federally insured balances totaled $1,799,143 and uninsured balances totaled $2,044,430 at December 31, 2010.

Concentrations of Credit Risk and Export Sales

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s policy of requiring deposits from customers, the number of customers we have and their geographic dispersion. The Company maintains reserves for potential credit losses and such losses have historically been within management’s expectations. No single customer comprised 10% or more of net sales during the years ended December 31, 2010 or 2009.

Revenues from sales to customers located outside of the United States accounted for approximately 18% and 9% of net sales during the years ended December 31, 2010 and 2009, respectively.

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

Changes in the allowance for doubtful accounts were as follows:

Allowance at January 1, 2009	$210,146
Provision	425,598
Bad debt	(200,795)

Allowance at December 31, 2009	434,949
Provision	(62,651)
Bad debt	(19,344)

Allowance at December 31, 2010	$352,954

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

When 30 days have elapsed from the date the upgrade has been installed and the old system has not been received, we contact the customer and ask what the customer intends to do with the old system. If the customer intends to return the system, we continue to record the reserve. If the customer disposed of the system or intends to keep the system or contact cannot be made, we bill the customer for the full price of the upgrade system and stop reserving for the rebate credit. Until then, we continue to reserve for the rebate until we receive payment for the full price of the upgrade or the old system. These arrangements are not pervasive with our customers. If the old system is not returned, we stop reserving for the rebate portion. If the old system is not returned and we have received the full invoice amount, we remove the rebate portion of the payment out of the deposit liability account and apply it to the sale. At this point we stop reserving for the rebate.

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

Acquisitions

The Company accounts for acquisitions using the purchase method. The purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values. Any excess purchase price over the net assets acquired is recorded as goodwill. For all acquisitions, operating results are included in the Consolidated Statement of Operations since the date of the acquisitions.

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

The Company has not recorded an impairment loss related to goodwill during the years ended December 31, 2010 and 2009, respectively. During the year ended December 31, 2010 the Company considered intangible assets related to the Electro-optical Unit, purchased from MediVision on October 21, 2009, to be impaired. The Company recorded an impairment loss equal to the total value of Electro-optical Unit intangible assets of $199,000 during the year ended December 31, 2010. The Company did not record an impairment loss related to other intangible assets during the year ended December 31, 2009.

Software Capitalization

The cost of software developed internally is expensed until technological feasibility of the software product has been established. Thereafter, software development costs are capitalized through the general release of the software products and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized software development costs are amortized on a straight-line basis over the products’ respective estimated economic lives, which are typically three years. The amortization of capitalized software development costs is included in cost of product sales in the consolidated statements of operation.

In 2008, the Company capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, the Company began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  Amortization expense related to these assets was $190,024 for the years ended December 31, 2010 and 2009.

The Company also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software, and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years. Amortization expense related to this asset was $383,612 for the years ended December 31, 2010, and 2009.

In 2008, the Company also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and we began to amortize this asset using the straight-line method of amortization over the economic life of the asset, which we concluded to be three years.  Amortization expense related to this asset was $168,236 for the yeas ended December 31, 2010 and 2009.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Revenue Recognition

The Company’s revenue recognition policies comply with applicable accounting rules and regulations including FASB Accounting Standards Codification Topic 985, Software, and Topic 605, Revenue, and Subtopic 25, Multiple-Element Arrangements. Under Topic 605, Subtopic 25, the multiple components of our revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

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

Warranty Reserve

The Company’s warranty reserve contains two components, a general product reserve recorded on a per product basis and specific reserves recorded as we become aware of system performance issues. The product reserve is calculated based on a fixed dollar amount per product shipped each quarter.  Specific reserves usually arise from the introduction of new products. When a new product is introduced, we reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

The Company estimates the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. We analyze the gross profit margin of our service department, the price of our extended warranty contracts, factor in the hardware costs of the various systems, and use a percentage to calculate the cost per system to use for the first year manufacturer’s warranty.

Shipping and Handling Costs

Shipping and handling costs are included with cost of sales.

Advertising Costs

Advertising expenditures totaled $292,946 and $114,301, for the years ended December 31, 2010 and 2009, respectively.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Derivative Liability Financial Instruments

Derivative liability financial instruments are comprised of warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note. Anti-dilution provisions present in these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. The Company records all derivative liability financial instruments in the balance sheet within the Derivative Financial Instruments Liabilities financial statement caption at fair value. Changes in the fair values of these instruments are reported in the results of operations for the period. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure accordingly the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

Income Taxes

Deferred taxes are calculated using the asset and liability method, whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Pursuant to Topic No. 740, interest and penalties related to unrecognized tax positions are recorded in tax expense.

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were 6,205,129 warrants outstanding and exercisable as of December 31, 2010 with a weighted average remaining contractual life of 1.57 years, a weighted average exercise price of $1.03.  There is no intrinsic value of warrants outstanding at December 31, 2010. (For additional details, see Note. 12. Warrants)

Impact of New Financial Accounting Statements

Financial Accounting Statements issued and not yet adopted.

FASB Accounting Standards Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued Accounting Update No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The effect of the update will eliminate an entity’s ability to assert that a reporting unit is not required to perform step 2 of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative despite qualitative factors that indicate the goodwill is more likely than not impaired. As a result, goodwill impairment may be reported sooner than under current factors. Accounting Standards Update No. 2010-28 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of Accounting Standards Update No. 2010-28 to have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Certain Revenue Arrangements That Include Software Elements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance used to allocate and measure revenues by an enterprise that sells or leases tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole. The amendments in the Update require that hardware components of a tangible product containing software elements always be excluded from the software revenue guidance. The Update provides additional guidance on how to determine which software, if any, related to the tangible products also would be excluded from the scope of the software revenue guidance. Update No. 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of Accounting Standards Update No. 2009-14 to have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, a Consensus of the FASB Emerging Issues Task Force, to amend guidance which establishes a selling price hierarchy for determining the selling price of a deliverable in a multiple-deliverable revenue arrangement. The amendments in this Update also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenues is based on entity-specific assumptions rather than assumptions of marketplace participation.  In addition, the amendment revises certain disclosure requirements.  Update No. 2009-13 will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of Accounting Standards Update No. 2009-13 to have a material impact on the consolidated financial statements.

Financial Accounting Statements Issued and Adopted

FASB Accounting Standards Update No. 2010-8, Technical Corrections to Various Topics.

In February 2010, the FASB issued Accounting Update No. 2010-8, Technical Corrections to Various Topics, to eliminate inconsistencies and to clarify guidance on various Codification Topics. Except for certain amendments to Topic 815 and the nullification of paragraph 852-740-45-2, Update No. 2010-08 was effective for the first reporting period beginning after issuance. The adoption of Accounting Standards Update No. 2010-8 did not have a material impact on our consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB Accounting Standards Update No. 2010-06, Fair Value Measurement and Disclosures.

In January 2010, the FASB issued Accounting Update No. 2010-06, Fair Value Measurement and Disclosures, to improve disclosures about Fair Value Measurements. The amendments in this Update will require new disclosures related to the transfer in and out of Level 1 and 2, and require that a reporting company present Level 3 activity on a gross basis rather than one net number. In addition, the amendments in this Update clarify existing disclosures related to the level of disaggregation and disclosures about inputs and valuation techniques. Update No. 2010-06 was effective for reporting periods beginning after December 15, 2009. The adoption of Accounting Standards Update No. 2010-06 did not have a material impact on the consolidated financial statements.

FASB Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash.

In January 2010, the FASB issued Accounting Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash, to clarify the accounting for a distribution to shareholders that offers the ability to elect to receive the entire distribution in cash or shares. Accounting Standards Update No. 2010-06 was effective for reporting periods beginning after December 15, 2009. The adoption of Accounting Standards Update No. 2010-01 did not have a material impact on the consolidated financial statements.
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

FASB Accounting Standards Codification Topic 810, Consolidation.

Topic 810 Consolidation, is generally based on Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which was issued in June 2009, which among other things requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest(s) give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Topic 810, Consolidation, became effective on January 1, 2010. The adoption of Topic 810 did not have a material impact on the consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements

During the year-end financial close process of fiscal 2010, the Company discovered errors in its accounting treatment for warrants to purchase shares of the Company’s common stock and embedded conversion options issued in connection with a convertible note. The warrants were issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”) on October 27, 2007 and June 24, 2009, to United Mizrahi Bank on October 26, 2009, and to U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) on June 24, 2009 and May 24, 2010. The embedded conversion options were issued in connection with a convertible note issued to the Holders on October 27, 2007 (For additional details on these transactions see Note 6, Notes Payable and Note 7 Related Party Transactions).

Anti-dilution provisions present in all of these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. These anti-dilution provisions present in these instruments require liability accounting treatment rather than equity accounting treatment. The  Company evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with guidance provided by SEC Staff Accounting Bulletin No. 108 codified as Topic 1.N “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that the consolidated balance sheet at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007 interim financial information for the quarters of the fiscal year ended December 31, 2010 and 2009 are materially misstated as follows.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Balance Sheet

	December 31, 2009
Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$5,406,239	$-	$5,406,239
Accounts receivable, net	2,710,987	-	2,710,987
Inventories	991,325	-	991,325
Prepaid expenses and other current assets	179,451	-	179,451
Total current assets	9,288,002	-	9,288,002

Restricted cash	158,213	-	158,213
Furniture and equipment, net	481,394	-	481,394
Capitalized imaging software, net	336,475	-	336,475
Capitalized software development, net	767,220	-	767,220
AcerMed asset purchase, net	380,053	-	380,053
Goodwill	807,000	-	807,000
Customer relationship intangible assets, net	481,364	-	481,364
Other intangible assets, net	298,111	-	298,111
Prepaid financing	22,195	-	22,195
Other assets	17,350	-	17,350
Total assets	$13,037,377	$-	$13,037,377

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Restatement of Consolidated Financial Statements (continued)

Consolidated Balance Sheet (continued)

	December 31, 2009
Liabilities and Stockholders’ Equity	As Reported	Adjustments	As Restated
Current liabilities:
Accounts payable	$867,672	$-	$867,672
Accounts payable related party	41,847	-	41,847
Accrued liabilities	1,115,902	-	1,115,902
Derivative liability financial instruments	-	1,863,976	1,863,976
Deferred extended warranty revenue – current portion	1,632,491	-	1,632,491
Customer deposits	561,244	-	561,244
Notes payable - current portion	34,048	-	34,048
Total current liabilities	4,253,204	1,863,976	6,117,180

Deferred extended warranty revenue, less current portion	247,231		247,231
Line of credit	150,000		150,000
Notes payable, less current portion	2,946,179	(59,481)	2,886,698
Total liabilities	7,596,615	1,804,495	9,401,109

Commitments and contingencies
Equity:
Ophthalmic Imaging Systems stockholders’ equity:
Preferred stock 20,000,000 shares authorized ; 0 shares outstanding Common stock, no par value, 100,000,000 shares authorized; 26,500,059 shares issued and outstanding	20,089,592	(107,615)	19,981,977
Additional paid in capital	420,610	(373,566)	47,044
Accumulated deficit	(15,536,170)	(1,323,313)	(16,859,483)
Cumulative translation adjustment	2,241	-	2,241
Total Ophthalmic Imaging Systems’ stockholders’ equity	4,976,273	(1,804,494)	3,171,779
Noncontrolling Interest	464,489	-	464,489
Total equity	5,440,762	(1,804,494)	3,636,268
Total liabilities and stockholders’ equity	$13,037,377	$-	$13,037,377

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)
Consolidated Statement of Operations

	For the Year Ended December 31, 2009
	As Reported	Adjustments	As Restated
Sales – products	$9,530,555	$-	$9,530,555
Cost of sales – products	3,799,236	-	3,799,236
Cost of sales – amortization	741,871	-	741,871
Gross profit – products	4,989,448		4,989,448

Sales – products to related parties	338,492	-	338,492
Cost of sales – products to related parties	201,093	-	201,093
Gross profit –products to related parties	137,399	-	137,399

Sales – service	3,700,253	-	3,700,253
Cost of sales – service	1,500,079	-	1,500,079
Gross profit – service	2,200,174	-	2,200,174

Net revenues	13,569,300	-	13,569,300
Cost of sales	6,242,279	-	6,242,279
Gross profit	7,327,021		7,327,021

Operating expenses:
Sales and marketing	4,124,480	-	4,124,480
General and administrative	2,255,389	-	2,255,389
Impairment related to the debt of MediVision	4,436,187	-	4,436,187
Research and development	2,559,478	-	2,559,478
Research and development-related parties	294,014	-	294,014
Total operating expenses	13,669,548	-	13,669,548
Loss from operations	(6,342,527)	-	(6,342,527)

Other income (expense):
Change in fair value of derivative financial liabilities	-	(1,466,805)	(1,466,805)
Interest expense	(215,729)	(59,855)	(275,584)
Other expense	(186,592)	-	(186,592)
Interest income	63,239	-	63,239
Other income-legal settlement	1,200,000	-	1,200,000
Total other income (expense)	860,918	(1,526,660)	(665,742)
Net loss before provision for income tax expense	(5,481,609)	(1,526,660)	(7,008,269)
Provision for income tax expense	(3,787)	-	(3,787)
Net loss	(5,485,396)	(1,526,660)	(7,012,056)
Less: Noncontrolling interest’s share	8,511	-	8,511
Net loss attributable to Ophthalmic Imaging Systems’ stockholders	$(5,476,885)	$(1,526,660)	$(7,003,545)

Shares used in the calculation of basic loss per share	21,842,234	21,842,234	21,842,234

Basic loss per share	$(0.25)	$(0.07)	$(0.32)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Comprehensive Loss

	As of and for the Year Ended December 31, 2009
	As Reported	Adjustments	As Reported

Net loss attributable for Ophthalmic Imaging Systems	$(5,476,885)	$(1,526,660)	$(7,003,545)

Other comprehensive income
Foreign currency translation	2,241	-	2,241

Comprehensive net loss	$(5,474,644)	$(1,526,660)	$(7,001,304)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2009
	As Reported	Adjustments		As Reported
Cash flows from operating activities:
Net loss	$(5,485,396)		$(1,526,660)	$(7,012,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237,224		-	237,224
Loss (gain) on disposal of asset	207		-	207
Stock based compensation expense	32,220		-	32,220
Warranty expense	269,249		-	269,249
Discount related to note payable	131,171		59,855	191,026
Change in accounts receivable	(1,043,376)		-	(1,043,376)
Provision for bad debt	224,803		-	224,803
Write-off of MediVision assets	3,152,042		-	3,152,042
Change in related party receivable	500,365		-	500,365
Change in fair value of derivative liability financial instruments	-		1,466,805	1,466,805
Change in prepaid products	560,000		-	560,000
Change in inventories	307,939		-	307,939
Change in prepaid expenses and other current assets	53,967		-	53,967
Amortization of prepaid financing related to note payable	66,585		-	66,585
Amortization of Symphony Web software	168,236		-	168,236
AcerMed software license amortization	573,635		-	573,635
Change in other assets	49,317		-	49,317
Change in accounts payable	(13,968)		-	(13,968)
Change in accounts payable – related parties	41,847		-	41,847
Change in accrued liabilities	(320,749)		-	(320,749)
Change in deferred extended warranty revenue	(31,102)		-	(31,102)
Change in customer deposits	463,782		-	463,782
Net cash used in operating activities	(62,003)		-	(62,003)

Cash flows from investing activities:
APA acquisition, net of cash acquired	(1,235,523)		-	(1,235,523)
Acquisition of furniture and equipment	(132,951)		-	(132,951)
Net cash used in investing activities	(1,368,474)		-	(1,368,474)
Cash flows from financing activities:
Principal payments on notes payable	(732,984)		-	(732,984)
Proceeds from note payable	1,500,000		-	1,500,000
Proceeds from sale of stock, net of expenses	3,999,971		-	3,999,971
Stock issuance costs (payment of due diligence)	(158,899)		-	(158,899)
Net cash provided by financing activities	4,608,088		-	4,608,088
Effect of exchange rate changes on cash and cash equivalents	4,003		-	4,003
Net increase cash and cash equivalents	3,181,614		-	3,181,614
Cash and cash equivalents, beginning of the year	2,224,625		-	2,224,625
Cash and cash equivalents, end of the year	$5,406,239		$-	$5,406,239
Supplemental schedule of cash flow information:
Cash paid for taxes	$12,405	$		$12,405
Cash paid for interest	$19,987	$		$19,987

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Balance Sheet
	December 31, 2008
Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$2,224,625	$-	$2,224,625
Accounts receivable, net	1,698,093	-	1,698,093
Receivables from related parties	500,365	-	500,365
Notes receivable from related party	2,878,234	-	2,878,234
Inventories	1,206,733	-	1,206,733
Prepaid expenses and other current assets	233,418		233,418
Total current assets	8,741,468	-	8,741,468

Restricted cash	158,031	-	158,031
Furniture and equipment, net	409,280	-	409,280
Licensing agreement	273,808	-	273,808
Prepaid products	560,000	-	560,000
Capitalized imaging software	504,711	-	504,711
Capitalized software development	1,150,831	-	1,150,831
AcerMed asset purchase	570,077	-	570,077
Prepaid financing	88,780	-	88,780
Other assets	167,723		167,723
Total assets	$12,624,709	$-	$12,624,709

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Balance Sheet (continued)
	December 31, 2008
Liabilities and Stockholders’ Equity	As Reported	Adjustments	As Restated
Current liabilities:
Accounts payable	$831,980	$-	$831,980
Accrued liabilities	1,072,551	-	1,072,551
Deferred extended warranty revenue – current portion	1,522,308	-	1,522,308
Customer deposits	101,678	-	101,678
Notes payable - current portion	1,611,063	(244,284)	1,366,779
Total current liabilities	5,139,580	(244,284)	4,895,296

Deferred extended warranty revenue, less current portion	388,516	-	388,516
Line of credit	150,000	-	150,000
Notes payable, less current portion	500,159	-	500,159
Total liabilities	6,178,255	(244,284)	5,933,971

Commitments and contingencies

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 35,000,000 shares authorized; 16,866,831 shares issued and outstanding	16,504,773	-	16,504,773
Additional paid in capital	966	761,614	762,580
Accumulated deficit	(10,059,285)	(517,330)	(10,576,615)

Total Stockholders’ equity	6,446,454	244,284	6,690,738
Total liabilities and stockholders’ equity	$12,624,709	$-	$12,624,709

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Operations

	For the Year Ended December 31, 2008
	As Reported	Adjustments	As Restated
Sales – products	$7,990,300	$-	$7,990,300
Cost of sales – products	3,811,212	-	3,811,212
Gross profit – products	4,179,088	-	4,179,088

Sales – products to related parties	822,980	-	822,980
Cost of sales – products to related parties	444,186	-	444,186
Gross profit –products to related parties	378,794	-	378,794

Sales – service	3,677,837	-	3,677,837
Cost of sales – service	1,513,085	-	1,513,085
Gross profit – service	2,164,752	-	2,164,752

Net revenues	12,491,117	-	12,491,117
Cost of sales	5,768,483	-	5,768,483
Gross profit	6,722,634		6,722,634

Operating expenses:
Sales and marketing	4,034,816	-	4,034,816
General and administrative	2,070,212	-	2,070,212
Research and development	332,123	-	332,123
Research and development-related parties	1,887,537	-	1,887,537
Total operating expenses	8,324,688	-	8,324,688
Loss from operations	(1,602,054)	-	(1,602,054)
Other (expense) income:
Interest expense	(145,255)	(435,490)	(580,745)
Other expense	(173,890)	-	(173,890)
Interest income	234,675	-	234,675
Total other (expense), net	(84,470)	(435,490)	(519,960)
Net loss before provision for income tax expense	(1,686,524)	(435,490)	(2,122,014)
Provision for income tax expense	(1,299,000)	-	(1,299,000)
Net loss	(2,985,524)	(435,490)	(3,421,014)

Shares used in the calculation of basic loss per share	16,866,831	16,866,831	16,866,831

Basic loss per share	$(0.18)	$(0.02)	$(0.20)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows

	For the Year Ended December 31, 2008
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(2,985,524)	$(435,490)	$(3,421,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187,796	-	187,796
Gain on disposal of asset	(2,114)	-	(2,114)
Stock based compensation expense	30,053	-	30,053
Discount related to note payable	(23,817)	435,490	411,673
Change in accounts receivable	832,268	-	832,268
Provision for bad debt	5,482	-	5,482
Change in accounts receivable – related parties	(103,059)	-	(103,059)
Change in inventories	(460,391)	-	(460,391)
Change in prepaid expenses and other current assets	274,314	-	274,314
Amortization of prepaid financing related to note payable	59,585	-	59,585
Change in other assets	10,187	-	10,187
Change in accounts payable	105,407	-	105,407
Change in accrued liabilities	(364,762)	-	(364,762)
Change in deferred extended warranty revenue	306,509	-	306,509
Change in customer deposits	46,244	-	46,244
Change in deferred tax asset	1,342,000	-	1,342,000
Net cash used in operating activities	(739,822)		(739,822)
Cash flows from investing activities:
AcerMed asset purchase	(479,262)	-	(479,262)
Advance to related parties	(1,731,362)	-	(1,731,362)
Development of imaging software	(424,244)	-	(424,244)
Software development capitalization	(1,150,831)	-	(1,150,831)
Other capitalized software investments	(88,418)	-	(88,418)
Licensing rights	(24,112)	-	(24,112)
Patents	59,483	-	59,483
Acquisition of furniture and equipment	(178,125)	-	(178,125)
Net cash used in investing activities	(4,016,871)		(4,016,871)
Cash flows from financing activities:
Principal payments on notes payable	(648,966)	-	(648,966)
Net cash used in financing activities	(648,966)	-	(648,966)
Net decrease in cash and cash equivalents	(5,405,659)	-	(5,405,659)
Cash and cash equivalents, beginning of the year	7,630,284	-	7,630,284
Cash and cash equivalents, end of the year	$2,224,625	$-	$2,224,625

Supplemental schedule of cash flow information:
Cash paid for taxes	$5,619	$-	$5,619
Cash paid for interest	$120,225	$-	$120,225

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Balance Sheet
	December 31, 2007
	As Reported	Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$7,630,284	$-	$7,630,284
Accounts receivable, net	2,535,843	-	2,535,843
Receivables from related parties	397,307	-	397,307
Notes receivable from related party	1,146,872	-	1,146,872
Inventories	746,342	-	746,342
Prepaid expenses and other current assets	507,732	-	507,732
Deferred tax assets	1,342,000	-	1,342,000
Total current assets	14,306,380	-	14,306,380

Restricted cash	168,218	-	168,218
Furniture and equipment, net	416,838	-	416,838
Licensing agreement	273,808	-	273,808
Prepaid products	460,000	-	460,000
AcerMed asset purchase	90,815	-	90,815
Prepaid financing	148,365	-	148,365
Other assets	295,144	-	295,144
Total assets	$16,159,568	$-	$16,159,568

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Balance Sheet (continued)
	December 31, 2007
	As Reported	Adjustments	As Restated
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$726,573	$-	$726,573
Accrued liabilities	1,437,313	-	1,437,313
Deferred extended warranty revenue	1,604,315	-	1,604,315
Customer deposits	55,435	-	55,435
Notes payable - current portion	1,029,643	(489,636)	540,007
Total current liabilities	4,853,279	(489,636)	4,363,643
Line of credit	150,000	-	150,000
Notes payable, less current portion	1,564,226	-	1,564,226
Total liabilities	6,567,505	(489,636)	6,077,869

Commitments and contingencies

Stockholders' equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 35,000,000 shares authorized; 16,866,831 shares issued and outstanding	16,474,720	-	16,474,720
Additional paid in capital	191,104	571,476	762,580
Accumulated deficit	(7,073,761)	(81,840)	(7,155,601)
Total stockholders' equity	9,592,063	489,636	10,081,699
Total liabilities and stockholders' equity	$16,159,568	$0	$16,159,568

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Operations

	December 31, 2007
	As Reported	Adjustments	As Restated
Sales - products	$10,679,860	$-	$10,679,860
Cost of sales - products	4,458,093	-	4,458,093
Gross profit -products	6,221,767		6,221,767
		-
Sales – products to related parties	777,867	-	777,867
Cost of sales – products to related parties	446,673	-	446,673
Gross profit –products to related parties	331,194		331,194

Sales - service	3,031,317	-	3,031,317
Cost of sales - service	1,360,929	-	1,360,929
Gross profit - service	1,670,388	-	1,670,388
		-
Net revenues	14,489,044		14,489,044
Cost of sales	6,265,695	-	6,265,695
Gross profit	8,223,349	-	8,223,349

Operating expenses:
Sales and marketing	3,494,926	-	3,494,926
General and administrative	2,212,078	-	2,212,078
Research and development	280,283	-	280,283
Research and development-related parties	1,350,937	-	1,350,937
Total operating expenses	7,338,224	-	7,338,224
Income from operations	885,125	-	885,125
Other income (expense):
Interest expense	(52,627)	(81,840)	(134,467)
Other expense	(139,582)	-	(139,582)
Interest income	333,313	-	333,313
Total other income, net	141,104	(81,840)	59,264
Net income before provision for income tax expense	1,026,229	(81,840)	944,389
Provision for income tax expense	(940)	-	(940)
Net income	$1,025,289	$(81,840)	$943,449

Shares used in the calculation of basic earnings per share	16,682,773	16,682,773	16,682,773

Basic earnings per share	$0.06	$-	$0.06

Shares used in the calculation of diluted earnings per share	18,023,500	18,023,500	18,023,500

Diluted earnings per share	$0.09	$-	$0.05

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Consolidated Statement of Cash Flows

	December 31, 2007
	As Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$1,025,289	$(81,840)	$943,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,164	-	175,164
Loss on disposal of asset	(1,171)	-	(1,171)
Stock based compensation expense	33,296	-	33,296
Discount related to note payable	(170,629)	272,944	102,315
Accounts receivable	(93,779)	-	(93,779)
Accounts receivable – related parties	333,331	-	333,331
Inventories	61,896	-	61,896
Prepaid expenses and other current assets	(326,988)	-	(326,988)
Deferred tax asset	(170,000)	-	(170,000)
Prepaid products	(300,000)	-	(300,000)
Other assets	(108,704)	-	(108,704)
Accounts payable	(38,662)	-	(38,662)
Accrued liabilities	(575,474)	-	(575,474)
Deferred extended warranty revenue	353,422	-	353,422
Customer deposits	(255,333)	-	(255,333)
Net cash provided by operating activities	(58,342)	191,104	132,762
Cash flows used in investing activities:
AcerMed asset purchase	(90,815)		(90,815)
Advance to related parties	(1,050,191)	-	(1,050,191)
Licensing rights	(75,000)	-	(75,000)
Patents	(31,407)	-	(31,407)
Acquisition of furniture and equipment	(200,278)	-	(200,278)
Net cash used in investing activities	(1,447,691)	-	(1,447,691)
Cash flows from financing activities:
Principal payments on notes payable	(6,625)	-	(6,625)
Proceeds from note payable, other	2,749,999	(762,581)	1,987,418
Financing costs related to note payable, other	(148,365)	-	(148,365)
Additional paid in capital	191,104	571,477	762,581
Proceeds from sale of stock	186,347	-	186,347
Net cash provided by financing activities	2,972,460	(191,104)	2,781,356
Net increase in cash and cash equivalents	1,466,427	-	1,466,427
Cash and cash equivalents, beginning of the year	6,163,857	-	6,163,857
Cash and cash equivalents, end of the year	$7,630,284	$-	$7,630,284

Supplemental schedule of cash flow information:
Cash paid for taxes	$237,285	-	$237,285
Cash paid for interest	$33,048	-	$33,048

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)
	September 30, 2010
	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$4,789,069	$-	$4,789,069
Accounts receivable, net	4,151,638	-	4,151,638
Inventories, net	1,831,941	-	1,831,941
Prepaid expenses and other current assets	391,664	-	391,664
Total current assets	11,164,312	-	11,164,312

Furniture and equipment, net	491,264	-	491,264
Capitalized imaging software, net	210,298	-	210,298
Capitalized software development, net	479,511	-	479,511
AcerMed asset purchase, net	237,535	-	237,535
Goodwill	807,000	-	807,000
Other intangible assets, net	632,929	-	632,929
Licensing rights intangible asset, net	74,334	-	74,334
Other assets	9,635	-	9,635
Total assets	$14,106,818	$-	$14,106,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,360,989	$-	$1,360,989
Accounts payable-related party	-	-	-
Accrued liabilities	1,529,194	-	1,529,194
Derivative liability financial instruments	-	2,287,017	2,287,017
Deferred extended warranty revenue-current portion	1,782,267	-	1,782,267
Customer deposits	423,614	-	423,614
Notes payable-current portion	1,665,527	(24,144)	1,641,383
Total current liabilities	6,761,591	-	9,024,464
Deferred extended warranty revenue, less current portion	270,979	-	270,979
Line of credit	-	-	-
Notes payable, less current portion	1,202,775	-	1,202,775
Total liabilities	8,235,345	2,262,873	10,498,218
Commitments and contingencies

Equity
Ophthalmic Imaging Systems’ stockholders' equity:
	21,715,692	(13,618)	21,702,074
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 100,000,000 shares authorized; 30,302,151 shares issued and outstanding
Additional paid-in-capital	1,099,684	(1,034,140)	65,544
Accumulated deficit	(17,337,027)	(1,215,115)	(18,552,142)
Cumulative translation adjustment	(39,319)	-	(39,319)
Total Ophthalmic Imaging Systems’ stockholders’ equity	5,439,030	(2,262,873)	3,176,157
Noncontrolling interest	432,443	-	432,443
Total equity	5,871,473	(2,262,873)	3,608,600
Total liabilities and stockholders' equity	$14,106,818	$-	$14,106,818

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2010
	As Reported	Adjustments	As Restated
Sales - products	$3,824,914	$-	$3,824,914
Cost of sales - products	1,492,364	-	1,492,364
Cost of sales – amortization	185,468	-	185,468
Gross profit - products	2,147,082	-	2,147,082

Sales - service	1,099,967	-	1,099,967
Cost of sales - service	547,975	-	547,975
Gross profit - service	551,992	-	551,992

Total net sales	4,924,881	-	4,924,881
Cost of sales	2,225,807	-	2,225,807
Gross profit	2,699,074	-	2,699,074
Operating expenses:
Sales and marketing	1,696,581	-	1,696,581
General and administrative	592,416	-	592,416
Research and development	956,565	-	956,565
Total operating expenses	3,245,562	-	3,245,562
Loss from operations	(546,488)	-	(546,488)
Interest and other expense, net	48,675	89,185	137,860
Loss from continuing operations before taxes	(497,813)	89,185	(408,628)
Income taxes	12,553	-	12,553
Net loss	(485,260)	89,185	(396,075)
Less: noncontrolling interest’s share	(18,472)	-	(18,472)
Net loss attributable to Ophthalmic Imaging Systems	$(466,788)	$89,185	$(377,603)

Shares used in the calculation of basic and diluted net loss per share	30,301,686	30,301,686	30,301,686

Basic and diluted net loss per share	$(0.02)	$0.01	$(0.01)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30, 2010
	As Reported	Adjustments	As Restated
Net loss attributable to Ophthalmic Imaging Systems	$(466,788)	$89,185	$(377,603)
Other comprehensive loss
Foreign currency translation	59,338	-	59,338
Comprehensive net loss	$(407,450)	$89,185	$(318,265)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2010
	As Reported	Adjustments	As Restated
Sales - products	$10,694,430	$-	$10,694,430
Cost of sales - products	3,849,498	-	3,849,498
Cost of sales – amortization	556,404	-	556,404
Gross profit - products	6,288,528	-	6,288,528
		-
Sales - service	3,123,895	-	3,123,895
Cost of sales - service	1,600,606	-	1,600,606
Gross profit - service	1,523,289	-	1,523,289

Total net sales	13,818,325	-	13,818,325
Cost of sales	6,006,508	-	6,006,508
Gross profit	7,811,817	-	7,811,817
Operating expenses:
Sales and marketing	5,017,609	-	5,017,609
General and administrative	1,694,318	-	1,694,318
Research and development	2,663,263	-	2,663,263
Total operating expenses	9,375,190	-	9,375,190
Loss from operations	(1,563,373)	-	(1,563,373)
Interest and other expense, net	(273,549)	108,198	(165,351)
Loss from continuing operations before taxes	(1,836,922)	108,198	(1,728,724)
Income taxes	4,019	-	4,019
Net loss	(1,832,903)	108,198	(1,724,705)
Less: noncontrolling interest’s share	(32,046)	-	(32,046)
Net loss attributable to Ophthalmic Imaging Systems	$(1,800,857)	$108,198	$(1,692,659)

Shares used in the calculation of basic and diluted net loss per share	28,305,828	28,305,828	28,305,828

Basic and diluted net loss per share	$(0.06)	$0.00	$(0.06)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	Nine Months Ended September 30, 2010

	As Reported	Adjustments	As Restated
Net loss attributable to Ophthalmic Imaging Systems	$(1,800,857)	$108,198	$(1,692,659)
Other comprehensive loss
Foreign currency translation	(41,560)	-	(41,560)
Comprehensive net loss	$(1,842,417)	$108,198	$(1,734,219)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2010
	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(1,832,903)	$108,198	$(1,724,705)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	171,528	-	171,528
Loss on disposal of equipment	3,311	-	3,311
Stock based compensation expense	29,100	-	29,100
Change in derivative liability financial instrument	-	(95,141)	(95,141)
Amortization of AcerMed software license	142,518	-	142,518
Amortization of imaging software	126,177	-	126,177
Amortization of R&D	287,708	-	287,708
Amortization of licensing rights intangible asset	24,779	-	24,779
Amortization of prepaid financing related to note payable	22,195	-	22,195
Discount related to note payable	63,846	(13,057)	50,789
Amortization of customer relationship intangibles	45,091	-	45,091
Net increase in accounts receivable – customer	(1,424,675)	-	(1,424,675)
Provision for bad debt	(10,373)	-	(10,373)
Net (increase) in inventories	(843,939)	-	(843,939)
Net (increase) in prepaid and other assets	(212,214)	-	(212,214)
Net decrease in other assets	6,541	-	6,541
Net (decrease) in accounts payable – related parties	(61,542)	-	(61,542)
Net increase in other liabilities	957,166	-	957,166
Net cash used in operating activities	(2,505,686)		(2,505,686)
Investing activities:
	(182,365)	-	(182,365)
Acquisition of furniture and equipment

Financing activities:
Principal payments on notes and leases payable	(10,479)	-	(10,479)
Notes payable - Abraxas	109,758	-	109,758
Lease payable	24,052	-	24,052
Stock Issued	673	-	673
Payments for financing fees	(22,960)	-	(22,960)
Proceeds from equity investment	1,999,967	-	1,999,967
Net cash provided by financing activities	2,101,011	-	2,101,011
Effect of exchange rate changes on cash	(30,130)	-	(30,130)

Net decrease in cash and equivalents	(617,170)	-	(617,170)
Cash and equivalents, beginning of the period	5,406,239	-	5,406,239
Cash and equivalents, end of the period	$4,789,069	$-	$4,789,069

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2010
Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$6,173,124	$-	$6,173,124
Accounts receivable, net	3,192,328	-	3,192,328
Inventories, net	1,345,782	-	1,345,782
Prepaid expenses and other current assets	431,990	-	431,990
Total current assets	11,143,224	-	11,143,224

Restricted cash	158,221	-	158,221
Furniture and equipment, net	456,449	-	456,449
Capitalized imaging software, net	252,357	-	252,357
Capitalized software development, net	575,413	-	575,413
AcerMed asset purchase, net	285,041	-	285,041
Goodwill	807,000	-	807,000
Other intangible assets, net	647,959	-	647,959
Licensing rights intangible asset, net	82,593	-	82,593
Other assets	9,634	-	9,634
Total assets	$14,417,891	$-	$14,417,891

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2010
Liabilities and Stockholders' Equity	As Reported	Adjustments	As Restated

Current liabilities:
Accounts payable	$1,377,928	$-	$1,377,928
Accrued liabilities	1,499,868	-	1,499,868
Derivative liability financial instruments	-	2,470,397	2,470,397
Deferred extended warranty revenue-current portion	1,425,479	-	1,425,479
Customer deposits	471,024	-	471,024
Notes payable- current portion	1,168,800	(14,723)	1,154,077
Total current liabilities	5,943,099	2,455,674	8,398,773

Deferred extended warranty revenue, less current portion	262,081	-	262,081
Line of credit	150,000	-	150,000
Notes payable, less current portion	1,660,337	-	1,660,337
Total liabilities	8,015,517	2,455,674	10,471,191

Commitments and contingencies

Equity
Ophthalmic Imaging Systems’ stockholders' equity:

Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 100,000,000 shares authorized; 30,300,928 shares issued and outstanding	21,717,047	(13,618)	21,703,429
Additional paid-in-capital	1,203,300	(1,137,756)	65,544
Accumulated deficit	(16,870,231)	(1,304,300)	(18,174,531)
Cumulative translation adjustment	(98,657)	-	(98,657)
Total Ophthalmic Imaging Systems’ stockholders’ equity	5,951,459	(2,455,674)	3,495,785
Noncontrolling interest	450,915	-	450,915
Total equity	6,402,374	(2,455,674)	3,946,700
Total liabilities and stockholders' equity	$14,417,891	$-	$14,417,891

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30, 2010
	As Reported		Adjustments	As Restated
Sales - products		$3,750,391	$-	$3,750,391
Cost of sales - products		1,221,225	-	1,221,225
Cost of sales – amortization		185,468	-	185,468
Gross profit - products		2,343,698	-	2,343,698

Sales - service		1,009,737	-	1,009,737
Cost of sales - service		507,255	-	507,255
Gross profit - service		502,482	-	502,482

Total net sales		4,760,128	-	4,760,128
Cost of sales		1,913,948	-	1,913,948
Gross profit		2,846,180	-	2,846,180
Operating expenses:
Sales and marketing		1,776,435	-	1,776,435
General and administrative		585,023	-	585,023
Research and development		862,499	-	862,499
Total operating expenses		3,223,957	-	3,223,957
Loss from operations		(377,777)	-	(377,777)
Interest and other expense, net		(91,302)	668,072	576,770
Income from continuing operations before taxes		(469,079)	668,072	198,993
Income taxes		(21,409)	-	(21,409)
Net income		(490,488)	668,072	177,584
Less: noncontrolling interest’s share		2,351	-	2,351
Net income attributable to Ophthalmic Imaging Systems		$(488,137)	$668,072	$179,935

Shares used in the calculation of basic earnings per share		28,097,181	28,097,181	28,097,181

Basic earnings per share		$(0.02)	$0.02	$0.01

Shares used in the calculation of diluted earnings per share		N/A	30,062,640	30,062,640

Diluted earnings per share	$	N/A	$0.02	$0.01

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended June 30, 2010
	As Reported	Adjustments	As Restated
Net income attributable to Ophthalmic Imaging Systems	$(488,137)	$668,072	$179,935
Other comprehensive income
Foreign currency translation	(78,868)	-	(78,868)
Comprehensive net income	$(567,005)	$668,072	$101,067

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statement (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2010
	As Reported	Adjustments	As Restated
Sales - products	$6,869,516	$-	$6,869,516
Cost of sales - products	2,357,134	-	2,357,134
Cost of sales – amortization	370,936	-	370,936
Gross profit - products	4,141,446	-	4,141,446

Sales - service	2,023,927	-	2,023,927
Cost of sales - service	1,052,631	-	1,052,631
Gross profit - service	971,296	-	971,296

Total net sales	8,893,443	-	8,893,443
Cost of sales	3,780,701	-	3,780,701
Gross profit	5,112,742	-	5,112,742
Operating expenses:
Sales and marketing	3,321,029	-	3,321,029
General and administrative	1,101,902	-	1,101,902
Research and development	1,706,697	-	1,706,697
Total operating expenses	6,129,628	-	6,129,628
Loss from operations	(1,016,886)	-	(1,016,886)
Interest and other expense, net	(322,224)	19,013	(303,211)
Loss from continuing operations before taxes	(1,339,110)	19,013	(1,320,097)
Income taxes	(8,533)	-	(8,533)
Net loss	(1,347,643)	19,013	(1,328,630)
Less: noncontrolling interest’s share	13,575	-	13,575
Net loss attributable to Ophthalmic Imaging Systems	$(1,334,068)	$19,013	$(1,315,055)

Shares used in the calculation of basic and diluted net loss per share	27,307,900	27,307,900	27,307,900

Basic and diluted net loss per share	$(0.05)	$-	$(0.05)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	Six Months Ended June 30, 2010
	As Reported	Adjustments	As Restated
Net loss attributable to Ophthalmic Imaging Systems	$(1,334,068)	$19,013	$(1,315,055)
Other comprehensive loss
Foreign currency translation	(98,657)	-	(98,657)
Comprehensive net loss	$(1,432,725)	$19,013	$(1,413,712)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended June 30, 2010
	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(1,347,643)	$19,013	$(1,328,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	147,555	-	147,555
Loss on disposal of equipment	1,541	-	1,541
Stock based compensation expense	19,127	-	19,127
Change in fair value of derivative liability financial instruments	-	88,239	88,239
Amortization of AcerMed software license	95,012	-	95,012
Amortization of imaging software	84,118	-	84,118
Amortization of R&D	191,807	-	191,807
Amortization of licensing rights intangible asset	16,519	-	16,519
Amortization of prepaid financing related to note payable	22,195	-	22,195
Discount related to note payable	142,405	(107,252)	35,153
Amortization of customer relationship intangibles	32,405	-	32,405
Net (increase) in accounts receivable, net	(506,476)	-	(506,476)
Provision for bad debt	16,764	-	16,764
Net (increase) in inventories	(374,336)	-	(374,336)
Net (increase) in prepaid and other assets	(252,539)	-	(252,539)
Net decrease in other assets	3,247	-	3,247
Net (decrease) in accounts payable – related parties	(41,847)	-	(41,847)
Net increase in other liabilities	605,740	-	605,740
Net cash used in operating activities	(1,144,406)	-	(1,144,406)
Investing activities:
Acquisition of furniture and equipment	(124,151)	-	(124,151

Financing activities:
Principal payments on notes and leases payable	(13,590)	-	(13,590)
Lease payable	26,410	-	26,410
Notes payable - Abraxas	109,759	-	109,759
Payments for financing fees	(10,960)	-	(10,960)
Proceeds from equity investment	1,999,967	-	1,999,967
Net cash provided by financing activities	2,111,586	-	2,111,586

Effect of exchange rate changes on cash	(76,144)	-	(76,144)

Net increase in cash and equivalents	766,885	-	766,885
Cash and equivalents, beginning of the period	5,406,239	-	5,406,239
Cash and equivalents, end of the period	$6,173,124	$-	$6,173,124

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	March 31, 2010
Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$5,274,241	$-	$5,274,241
Accounts receivable, net	2,317,001	-	2,317,001
Inventories	1,167,922	-	1,167,922
Prepaid expenses and other current assets	570,110	-	570,110
Total current assets	9,329,274	-	9,329,274

Restricted cash	158,217	-	158,217
Furniture and equipment, net	466,275	-	466,275
Capitalized imaging software, net	294,416	-	294,416
Capitalized software development, net	671,317	-	671,317
AcerMed asset purchase, net	332,547	-	332,547
Goodwill	807,000	-	807,000
Other intangible assets, net
Prepaid financing	5,549	-	5,549
Other assets	105,846	-	105,846
Total assets	$12,835,775	$-	$12,835,775

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2010
Liabilities and Stockholders' Equity	As Reported	Adjustments	As Restated
Current liabilities:
Accounts payable	$1,156,866	$-	$1,156,866
Accounts payable – related party	34,333	-	34,333
Accrued liabilities	1,267,258	-	1,267,258
Derivative liability financial instruments	-	2,632,582	2,632,582
Deferred extended warranty revenue-current portion	1,758,387	-	1,758,387
Customer deposits	475,624	-	475,624
Notes payable- current portion	229,243	(16,480)	212,763
Total current liabilities	4,921,711	2,616,102	7,537,813

Deferred extended warranty revenue, less current portion	283,500	-	283,500
Line of credit	150,000	-	150,000
Notes payable, less current portion	2,508,273	-	2,508,273
Total liabilities	7,863,484	2,616,102	10,479,586

Commitments and contingencies

Equity

Ophthalmic Imaging Systems’ stockholders' equity:

Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 100,000,000 shares authorized; 26,719,839 shares issued and outstanding	20,337,757	(107,615)	20,230,142
Additional paid-in-capital	583,160	(536,116)	47,044
Accumulated deficit	(16,382,103)	(1,972,371)	(18,354,474)
Cumulative translation adjustment	(19,789)	-	(19,789)
Total Ophthalmic Imaging Systems’ stockholders’ equity	4,519,025	(2,616,102)	1,902,923
Noncontrolling interest	453,266	-	453,266
Total equity	4,972,291	(2,616,102)	2,356,189
Total liabilities and stockholders' equity	$12,835,775	$-	$12,835,775

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2010

	As Reported	Adjustments	As Restated
Sales – products	$3,119,125	$-	$3,119,125
Cost of sales – products	1,135,909	-	1,135,909
Cost of sales – amortization	185,468	-	185,468
Gross profit – products	1,797,748	-	1,797,748

Sales – service	1,014,190	-	1,014,190
Cost of sales – service	545,376	-	545,376
Gross profit – service	468,814	-	468,814

Net revenues	4,133,315	-	4,133,315
Cost of sales	1,866,753	-	1,866,753
Gross profit	2,266,562	-	2,266,562
Operating expenses:
Sales and marketing	1,544,594	-	1,544,594
General and administrative	516,879	-	516,879
Research and development	844,198	-	844,198
Total operating expenses	2,905,671	-	2,905,671
Loss from operations	(639,109)	-	(639,109)
Interest income, interest and other expenses, net	(230,922)	(649,059)	(879,981)
Net loss before income taxes	(870,031)	(649,059)	(1,519,090)
Income tax benefit	12,876	-	12,876
Net loss	(857,155)	(649,059)	(1,506,214)

Less: Noncontrolling interest’s share	11,224	-	11,224

Net loss attributable to Ophthalmic Imaging Systems	$(845,931)	$(649,059)	$(1,494,990)

Shares used in the calculation of basic and diluted net loss per share	26,518,618	26,518,618	26,518,618

Basic and diluted net loss per share	$(0.03)	$(0.03)	$(0.06)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Comprehensive Loss
(Unaudited)

	Three Months Ended March 31, 2010

	As Reported	Adjustments	As Restated
Net loss attributable to Ophthalmic Imaging Systems	$(845,931)	$(649,059)	$(1,494,990)
Other comprehensive loss
Foreign currency translation	(19,789)	-	(19,789)
Comprehensive net loss	$(865,720)	$(649,059)	$(1,514,779)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Three Months Ended March 31, 2010

	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(857,155)	$(649,059)	$(1,506,214)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	77,305	-	77,305
Loss on disposal of equipment	1,541	-	1,541
Stock based compensation expense	9,125	-	9,125
Change in fair value of derivative liability financial instruments	-	768,605	768,605
Amortization of AcerMed software license	47,506	-	47,506
Amortization of imaging software	42,059	-	42,059
Amortization of R&D	95,902	-	95,902
Amortization of prepaid financing related to note payable	16,646	-	16,646
Discount related to note payable	162,549	(119,546)	43,003
Amortization of customer relationship intangibles	15,030	-	15,030
Net decrease in accounts receivable - customer	411,159	-	411,159
Provision for bad debt	(17,173)	-	(17,173)
Net (increase) in inventories	(176,598)	-	(176,598)
Net (increase) in prepaid and other assets	(390,659)	-	(390,659)
Net decrease in other assets	10,611	-	10,611
Net decrease in accounts payable – related parties	(7,514)	-	(7,514)
Net increase in other current liabilities	513,507	-	513,507
Net cash used in operating activities	(46,159)	-	(46,159)

Investing activities:
Acquisition of furniture and equipment	(63,727)	-	(63,727)

Financing activities:
Principal payments on notes payable	(20,533)		(20,533)
Principal payments on notes payable - auto	(10,679)	-	(10,679)
Notes payable Abraxas	43,400	-	43,400
Payments for financing fees	(10,960)	-	(10,960)

Net cash provided by financing activities	1,228	-	1,228

Effect of exchange rate changes on cash and cash equivalents	(23,340)	-	(23,340)

Net decrease in cash and equivalents	(131,998)	-	(131,998)
Cash and equivalents, beginning of the period	5,406,239	-	5,406,239
Cash and equivalents, end of the period	$5,274,241	$-	$5,274,241

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	September 30, 2009

Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$4,811,027	$-	$4,811,027
Accounts receivable, net	2,585,400	-	2,585,400
Receivables from related parties, net	42,919	-	42,919
Inventories	867,958	-	867,958
Prepaid expenses and other current assets	257,164	-	257,164
Total current assets	8,564,468	-	8,564,468

Restricted cash	158,209	-	158,209
Furniture and equipment, net	349,362	-	349,362
Capitalized imaging software, net	378,534	-	378,534
Capitalized software development, net	863,123	-	863,123
AcerMed asset purchase, net	427,559	-	427,559
Prepaid financing	38,841	-	38,841
Other assets	106,806	-	106,806
Total assets	$10,886,902	-	$10,886,902

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	September 30, 2009
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$770,239	$-	$770,239
Accounts payable – related party	33,774	-	33,774
Accrued liabilities	1,026,620	-	1,026,620
Derivative liability financial instruments	-	841,519	841,519
Deferred extended warranty revenue	1,858,443	-	1,858,443
Customer deposits	264,186	-	264,186
Notes payable- current portion	7,046	-	7,046
Total current liabilities	3,960,308	841,519	4,801,827

Line of credit	149,607	-	149,607
Notes payable, less current portion	1,368,676	(72,655)	1,296,021
Total liabilities	5,478,591	768,863	6,247,454

Stockholders' equity:

Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 35,000,000 shares authorized; 26,500,059 shares issued and outstanding	20,174,957	(107,615)	20,067,342
Additional paid-in-capital	319,477	(272,431)	47,046
Accumulated deficit	(15,086,123)	(388,817)	(15,474,940)
Total stockholders' equity	5,408,311	(768,863)	4,639,448
Total liabilities and stockholders' equity	$10,886,902	$-	$10,886,902

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30, 2009

	As Reported	Adjustments	As Restated
Sales - products	$2,765,878	$-	$2,765,878
Cost of sales - products	1,024,093	-	1,024,093
Cost of sales – amortization	185,468	-	185,468
Gross profit - products	1,556,317	-	1,556,317
Sales – products to related parties	97,287	-	97,287
Cost of sales – products to related parties	58,524	-	58,524
Gross profit – products to related parties	38,763	-	38,763

Sales - service	1,070,018	-	1,070,018
Cost of sales - service	386,113	-	386,113
Gross profit - service	683,905	-	683,905

Net revenues	3,933,183	-	3,933,183
Cost of sales	1,654,198	-	1,654,198
Gross profit	2,278,985	-	2,278,985
Operating expenses:
Sales and marketing	959,282	-	959,282
General and administrative	478,484	-	478,484
Research and development	692,512	-	692,512
Total operating expenses	2,130,278	-	2,130,278
Income from operations	148,707		148,707
Interest and other expense, net	(60,681)	(389,909)	(450,590)
Loss before income taxes	88,026	(389,909)	(301,883)
Income taxes	(2,370)	-	(2,370)

Net loss	$85,656	$(389,909)	$(304,253)

Shares used in the calculation of basic and diluted net loss per share	26,500,059	26,500,059	26,500,059
Basic and diluted net loss per share	$-	$(0.01)	$(0.01)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Nine Months Ended September 30, 2009

	As Reported	Adjustments	As Restated
Sales - products	$5,786,504	$-	$5,786,504
Cost of sales - products	2,493,988	-	2,493,988
Cost of sales – amortization	556,404	-	556,404
Gross profit - products	2,736,112	-	2,736,112

Sales – products to related parties	338,492	-	338,492
Cost of sales – products to related parties	201,093	-	201,093
Gross profit – products to related parties	137,399	-	137,399
Sales - service	3,116,334	-	3,116,334
Cost of sales - service	1,086,387	-	1,086,387
Gross profit - service	2,029,947	-	2,029,947

Net revenues	9,241,330	-	9,241,330
Cost of sales	4,337,872	-	4,337,872
Gross profit	4,903,458	-	4,903,458
Operating expenses:
Sales and marketing	2,731,518	-	2,731,518
General and administrative	1,649,391	-	1,649,391
Impairment related to the debt of MediVision	4,436,187	-	4,436,187
Research and development	1,813,830	-	1,813,830
Research and development – related parties	294,014	-	294,014
Total operating expenses	10,924,940	-	10,924,940
Loss from operations	(6,021,482)	-	(6,021,482)
Other income – settlement	1,200,000	-	1,200,000
Interest and other expense, net	(200,332)	(592,164)	(792,496)
Loss before income taxes	(5,021,814)	(592,164)	(5,613,978)
Income taxes	(5,023)	-	(5,023)
Net Loss	$(5,026,837)	$(592,164)	$(5,619,001)

Shares used in the calculation of basic and diluted net loss per share	20,289,626	20,289,626	20,289,626

Basic and diluted net loss per share	(0.25)	(0.03)	(0.28)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	September 30, 2009

	As Reported	Adjustments	As Restated
Operating activities:
Net loss	(5,026,837)	(592,164)	(5,619,001)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	160,289	-	160,289
Loss on disposal of equipment	16,369	-	16,369
Amortization of AcerMed software license	142,518	-	142,518
Amortization of imaging software	126,177	-	126,177
Amortization of R&D – AcerMed software	287,709	-	287,709
Amortization of prepaid financing related to note payable	49,939	-	49,939
Stock based compensation expense	23,656	-	23,656
Change in derivative liability financial instrument	-	484,487	484,487
Discount related to note payable	70,174	107,678	177,852
Impairment of debt from MediVision	3,152,043	-	3,152,043
Net increase in current assets	331,116	-	331,116
Net decrease in accounts receivable – customer	(887,307)	-	(887,307)
Net decrease in accounts receivable – related parties	441,359	-	441,359
Net decrease in prepaid products	560,000	-	560,000
Net decrease in other assets	60,736	-	60,736
Net increase in accounts payable – related parties	33,774	-	33,774
Net decrease in current liabilities	2,455	-	2,455
Net cash used in operating activities	(455,830)	-	(455,830)

Investing activities:
Acquisition of furniture and equipment	(116,740)	-	(116,740)
Net cash used in investing activities	(116,740)	-	(116,740)

Financing activities:
Principal payments on notes payable	(735,893)	-	(735,893)
Payments for financing fees	(105,107)	-	(105,107)
Proceeds from equity investment	3,999,972	-	3,999,972
Net cash provided by in financing activities	3,158,972	-	3,158,972
Net increase in cash and equivalents	2,586,402	-	2,586,402
Cash and equivalents, beginning of the period	2,224,625	-	2,224,625
Cash and equivalents, end of the period	4,811,027	-	4,811,027

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2009

Assets	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$5,506,541	$-	$5,506,541
Accounts receivable, net	1,384,385	-	1,384,385
Receivables from related parties, net	85,157	-	85,157
Inventories	825,147	-	825,147
Prepaid expenses and other current assets	209,515	-	209,515
Total current assets	8,010,745	-	8,010,745

Restricted cash	158,205	-	158,205
Furniture and equipment, net	328,129	-	328,129
Capitalized imaging software, net	420,593	-	420,593
Capitalized software development, net	959,025	-	959,025
AcerMed asset purchase, net	475,065	-	475,065
Prepaid financing	55,487	-	55,487
Other assets	106,807	-	106,807
Total assets	$10,514,056	$-	$10,514,056

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	June 30, 2009
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$464,422		$-	$464,422
Accounts payable – MediVision	13,144		-	13,144
Accrued liabilities	1,101,553		-	1,101,553
Derivative liability financial instruments	-		470,360	470,360
Deferred extended warranty revenue	1,944,874		-	1,944,874
Customer deposits	74,799		-	74,799
Notes payable- current portion	7,046		-	7,046
Total current liabilities	3,605,838		470,360	4,076,198

Line of credit	150,000			150,000
Notes payable, less current portion	1,389,742		(111,067)	1,278,675
Total liabilities	5,145,580		359,293	5,504,873

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 35,000,000 shares authorized; 26,500,059 shares issued and outstanding	20,233,119		(107,615)	20,125,504
Additional paid-in-capital	307,136		(252.769)	54,367
Accumulated deficit	(15,171,779)		1,091	(15,170,688)
Total stockholders’ equity	5,368,476		(359,293)	5,009,183
Total liabilities and stockholders’ equity	$10,514,056	$		$10,514,056

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30, 2009

	As Reported	Adjustments	As Restated
Sales - products	$1,695,603	$-	$1,695,603
Cost of sales - products	779,565	-	779,565
Cost of sales - amortization	185,468	-	185,468
Gross profit - products	730,570	-	730,570

Sales – products to related parties	122,125	-	122,125
Cost of sales – products to related parties	77,087	-	77,087
Gross profit – products to related parties	45,038	-	45,038

Sales - service	1,080,888	-	1,080,888
Cost of sales - service	371,090	-	371,090
Gross profit - service	709,798	-	709,798

Net revenues	2,898,616	-	2,898,616
Cost of sales	1,413,201	-	1,413,201
Gross profit	1,485,406	-	1,485,406
Operating expenses:
Sales and marketing	868,080	-	868,080
General and administrative	659,884	-	659,884
Impairment reserve for bad debt related to the debt of MediVision	4,436,187	-	4,436,187
Research and development	596,442	-	596,442
Research and development – amortization expense	185,488	-	185,488
Research and development – related parties	33,116	-	33,116
Total operating expenses	6,593,709	-	6,593,709
Loss from operations	(5,108,303)	-	(5,108,303)
Other income – settlement	1,200,000	-	1,200,000
Interest and other expense, net	(95,741)	(167,558)	(263,299)
Loss from continuing operations before taxes	(4,004,044)	(167,558)	(4,171,602)
Income taxes	(500)	-	(500)

Net loss	$(4,004,544)	$(167,558)	$(4,172,102)

Shares used in the calculation of basic and diluted net loss per share	17,501,989	17,501,989	17,501,989

Basic and diluted net loss per share	$(0.23)	$(0.01)	$(0.24)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Six Months Ended June 30, 2009

	As Reported	Adjustments	As Restated
Sales - products	$3,020,626	$-	$3,020,626
Cost of sales - products	1,469,895	-	1,469,895
Cost of sales - amortization	370,936	-	370,936
Gross profit - products	1,179,795	-	1,179,795

Sales – products to related parties	241,205	-	241,205
Cost of sales – products to related parties	142,569	-	142,569
Gross profit – products to related parties	98,636	-	98,636

Sales - service	2,046,316	-	2,046,316
Cost of sales - service	700,274	-	700,274
Gross profit - service	1,346,042	-	1,346,042

Net revenues	5,308,147	-	5,308,147
Cost of sales	2,683,674	-	2,683,674
Gross profit	2,624,473	-	2,624,473
Operating expenses:
Sales and marketing	1,772,236	-	1,772,236
General and administrative	1,170,907	-	1,170,907
Impairment reserve for bad debt related to the debt of MediVision	4,436,187	-	4,436,187
Research and development	1,121,318	-	1,121,318
Research and development – related parties	294,014	-	294,014
Total operating expenses	8,794,662	-	8,794,662
Loss from operations	(6,170,189)	-	(6,170,189)
Other income – settlement	1,200,000	-	1,200,000
Interest and other expense, net	(139,651)	(202,256)	(341,907)
Loss from continuing operations before taxes	(5,109,840)	(202,256)	(5,312,096)
Income taxes	(2,653)	-	(2,653)
Net loss	$(5,112,493)	$(202,256)	$(5,314,749)

Shares used in the calculation of basic and diluted net loss per share	17,184,410		17,184,410

Basic and diluted net loss per share	$(0.30)	$(0.01)	$(0.31)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)

June 30, 2009

As Reported		Adjustments	As Restated
Operating activities:
Net loss	$(5,112,493)	$(202,256)	$(5,314,749)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	105,933	-	105,933
Loss on disposal of equipment	16,369	-	16,369
Amortization of AcerMed software license	95,012	-	95,012
Amortization of imaging software	84,118	-	84,118
Amortization of R&D – AcerMed software	191,806	-	191,806
Amortization of prepaid financing related to note payable	33,292	-	33,292
Stock based compensation expense	16,711	-	16,711
Change in derivative liability financial instrument	-	113,328	113,328
Discount related to note payable	57,832	88,928	146,760
Impairment of debt from MediVision	3,152,043	-	3,152,043
Net decrease in current assets	719,198	-	719,198
Net decrease in accounts receivable – related parties	415,208	-	415,208
Net decrease in prepaid products	560,000	-	560,000
Net decrease in other assets	60,742	-	60,742
Net increase in accounts payable – related parties	13,144	-	13,144
Net decrease in current liabilities	(331,389)	-	(331,389)
Net cash provided by operating activities	77,529	-	77,526

Investing activities:
Acquisition of furniture and equipment	(41,151)	-	(41,151)
Net cash used in investing activities	(41,151)	-	(41,151)

Financing activities:
Principal payments on notes payable	(714,434)	-	(714,434)
Payments for financing fees	(40,000)	-	(40,000)
Advance to related parties	-	-	-
Proceeds from equity investment	3,999,972	-	3,999,972
Net cash provided by in financing activities	3,245,538	-	3,245,538
Net increase in cash and equivalents	3,281,916	-	3,281,916
Cash and equivalents, beginning of the period	2,224,625	-	2,224,625
Cash and equivalents, end of the period	$5,506,541	$-	$5,506,541

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)

	March 31, 2009
Assets	As Reported	Adjustments		As Restated
Current assets:
Cash and cash equivalents	$1,097,788		$-	$1,097,788
Accounts receivable, net	1,581,717		-	1,581,717
Receivables from related parties	517,300		-	517,300
Note receivable from related party	3,080,282		-	3,080,282
Inventories	1,057,182		-	1,057,182
Prepaid expenses and other current assets	193,292		-	193,292
Total current assets	7,527,561		-	7,527,561

Furniture and equipment, net	386,428		-	386,428
Restricted cash	158,172		-	158,172
Licensing agreement	273,808		-	273,808
Prepaid financing	72,134		-	72,134
AcerMed asset purchase, net	522,571		-	522,571
Capitalized imaging software	462,652		-	462,652
Capitalized software development	1,054,928		-	1,054,928
Prepaid products	460,000		-	460,000
Other assets	266,972		-	266,972
Total assets	$11,185,226		$-	$11,185,226

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$471,412		$-	$471,412
Accrued liabilities	902,231		-	902,231
Derivative liability financial instruments	-		18,908	18,908
Deferred extended warranty revenue	2,348,877		-	2,348,877
Customer deposits	44,191		-	44,191
Notes payable- current portion	1,641,082		(180,479)	1,460,603
Total current liabilities	5,407,793		(161,571)	5,246,222

Line of credit	150,000		-	150,000
Notes payable, less current portion	272,927		-	272,927
Total liabilities	5,830,720		(161,571)	5,704,240

Stockholders’ equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 35,000,000 shares authorized; 16,866,831 shares issued and outstanding	16,513,832		-	16,513,832
Additional paid-in-capital	7,908		(7,079)	829
Accumulated deficit	(11,167,234)		168,650	(10,998,584)
Total stockholders’ equity	5,354,506		161,571	5,516,077
Total liabilities and stockholders’ equity	$11,185,226	$		$11,185,226

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31, 2009
	As Reported	Adjustments	As Restated
Sales – products	$1,325,023	$-	$1,325,023
Cost of sales – products	690,330	-	690,330
Gross profit – products	634,693	-	634,693

Sales – products to related parties	119,080	-	119,080
Cost of sales – products to related parties	65,482	-	65,482
Gross profit – products to related parties	53,598		53,598

Sales – service	965,428	-	965,428
Cost of sales – service	329,184	-	329,184
Gross profit – service	636,244		636,244
Net revenues	2,409,531	-	2,409,531
Cost of sales	1,084,996	-	1,084,996
Gross profit	1,324,535		1,324,535
Operating expenses:
Sales and marketing	904,156	-	904,156
General and administrative	511,023	-	511,023
Research and development	710,344	-	710,344
Research and development – related parties	260,898	-	260,898
Total operating expenses	2,386,421	-	2,386,421
Loss from operations	(1,061,886)	-	(1,061,886)
Interest and other expense, net	(43,910)	(34,698)	(78,608)
Net loss before income taxes	(1,105,796)		(1,140,494)
Income taxes	(2,153)		(2,153)
Net loss	$(1,107,949)	$(34,698)	$(1,142,647)

Shares used in the calculation of basic and diluted
net loss per share	16,866,831	16,866,831	16,866,831

Basic and diluted net loss per share	$(0.07)	$-	$(0.07)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	March 31, 2009

	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(1,107,949)	$(34,698)	$(1,142,647)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	52,709	-	52,709
Amortization of AcerMed software license	47,506	-	47,506
Amortization of imaging software	42,059	-	42,059
Amortization of R&D – AcerMed software	95,903	-	95,903
Amortization of prepaid financing related to note payable	16,646	-	16,646
Stock based compensation expense	9,060	-	9,060
Change in derivative liability financial instrument	-	15,632	15,632
Discount related to note payable	-	19,065	19,065
Net decrease in current assets	301,288	-	301,288
Net increase in accounts receivable – related parties	(16,935)	-	(16,935)
Net decrease in other assets	610	-	610
Net decrease in current liabilities other than short-term borrowings	(155,221)	-	(155,221)
Net cash used in operating activities	(714,324)	-	(714,324)

Investing activities:
Acquisition of furniture and equipment	(25,092)	-	(25,092)
Net cash used in investing activities	(25,092)		(25,092)

Financing activities:
Principal payments on notes payable	(196,751)	-	(196,751)
Advance to related parties	(202,048)	-	(202,048)
Increase in discount/premium related to note payable	6,942		6,942
Proceeds from line of credit	4,436	-	4,436
Net cash used in financing activities	(387,421)	-	(387,421)
Net decrease in cash and equivalents	(1,126,837)	-	(1,126,837)
Cash and equivalents, beginning of the period	2,224,625	-	2,224,625
Cash and equivalents, end of the period	$1,097,788	$-	$1,097,788

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.           INVENTORIES

Inventories as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Raw materials	$555,899	$240,953
Work-in-process	520,824	392,440
Finished goods	681,150	357,932
	$1,757,873	$991,325

4              FURNITURE AND EQUIPMENT

Furniture and equipment as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Research and manufacturing equipment	$70,022	$196,655
Office furniture and equipment	1,058,813	1,050,106
Automobiles	143,065	182,662
Demonstration equipment	133,188	128,055
	1,405,088	1,557,478
Less: accumulated depreciation	(934,371)	(1,076,084)
	$470,717	$481,394

Depreciation expense was $260,420 and $225,588 for fiscal years ended 2010 and 2009, respectively.

5.           ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE

Accrued Liabilities

Accrued liabilities as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Accrued compensation	$915,581	$548,910
Accrued warranty expenses	172,725	98,599
Other accrued liabilities	621,310	468,393
	$1,709,616	$1,115,902

Accrued Warranty Expenses

Product warranty reserve changes as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Warranty balance at beginning of the year	$98,599	$67,000
Reductions for warranty services provided	(255,424)	(237,650)
Changes for accruals in current period	329,550	269,249
Warranty balance at end of the year	$172,725	$98,599

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.            ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE (CONTINUED)

Deferred Extended Warranty Revenue

In addition to the Company’s one-year warranty, the Company offers an extended warranty for an additional charge. The Company records the sale of the extended warranty as deferred revenue and amortizes the revenue over the term of the agreement, generally one to four years. At December 31, 2010 and 2009, deferred extended warranty revenue was $1,974,020 and $1,879,722, respectively.

6.           NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 consist of the following:

	2010	2009
Convertible note	$1,094,947	$1,244,472
United Mizrahi Bank Loan	1,500,000	1,500,000
Other	224,675	176,274
Total	2,819,622	2,920,746

Less: current portion	1,518,099	34,048
Long-term portion	$1,301,523	$2,886,698

Convertible note

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

On June 24, 2009, we entered into an Extension Agreement (the “Extension Agreement”) by and between us and the Holders.  Pursuant to the Extension Agreement, with respect to the Notes, the Holders agreed to extend the principal payments due thereon for 18 months, such that the first principal payment with respect to the Notes was due December 31, 2010, and extend the maturity date of the Notes to October 31, 2011.  As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to the Holders to purchase an aggregate of 500,000 shares of our common stock.  These New Warrants have an exercise price of $1 per share and expire on June 24, 2012. Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement with AccelMed, the conversion and exercise prices changed from $1.64 to $1.06 per share for the Notes and $1.87 to $1.21 per share for the Warrants.  Based on these changes, the Holders received an additional 371,157 and 333,686 shares of common stock under the Notes and Warrants, respectively. During the 1st quarter of 2010 the Holders converted an aggregate of $250,000 of the Convertible Notes principal balance into 219,780 shares of our common stock.

The fair value of the conversion option of the Note has been recorded in the balance sheet as a derivative financial liability. The fair value of the conversion option of the Note is determined based on a lattice valuation model and changes in the fair value of the conversion option is reported in earning each reporting period. As of December 31, 2010 and 2009 the total value of the conversion option was $70,400 and $229,398, respectively. The fair value of the Warrants and New Warrants has been recorded in the balance sheet as financial liabilities. The fair values of the Warrants and New Warrants are determined based on a lattice valuation model and changes in the fair value are reported in earning each reporting period. As of December 31, 2010 and 2009 the total value of the Warrants and New Warrants was $363,606 and $430,960, respectively.

United Mizrahi Bank Loan

The United Mizrahi Bank Loan was executed in connection with the close of the MediVision Asset Purchase.  (For more details on the United Mizrahi Bank Loan, Note 7.)

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued

7.            RELATED PARTY TRANSACTIONS

U.M. AccelMed, Limited Partnership

As of December 31, 2010, U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) is our largest shareholder with 13,338,603 shares of our common stock or 44%. On June 24, 2009, we entered into a Purchase Agreement with AccelMed.  Pursuant to the terms of the Purchase Agreement, we authorized the issuance and sale of up to an aggregate of 13,214,317 shares of our common stock and warrants to purchase up to an aggregate of 4,404,772 shares of our common stock in two installments. On the date of the Purchase Agreement, we completed the 1st installment, under which we issued to AccelMed 9,633,228 shares and a warrant to purchase up to 3,211,076 shares for an aggregate purchase price of $3,999,972.  The 1st Installment Warrant entitles AccelMed to purchase 3,211,076 shares of our common stock at an exercise price of $1.00 per share and expires on June 24, 2012. We recorded $3,552,599 of the aggregate purchase price of $3,999,972 to common stock, net of stock issuance costs and amount allocated to warrants. On May 26, 2010 the 2nd and final installment was completed, under which we issued to AccelMed 3,581,089 shares and a warrant to purchase up to 1,193,696 shares for an aggregate purchase price of $1,999,967. The 2nd installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012.  We recorded $1,346,326 of the aggregate purchase price of $1,999,967 to common stock, net of stock issuance costs and amount allocated to warrants. The remaining 124,286 shares of common stock were purchased from MediVision Medical Imaging Ltd. on January 6, 2010 at a purchase price of $0.70 per share.  As of April 8, 2011, AccelMed owns 13,338,603 shares of our common stock, or 44%.

The warrants issued to Accelmed include certain anti-dilution provisions which trigger if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula. We record the fair value of the warrants issued to AccelMed on June 24, 2009 and May 26, 2010, in the balance sheet as a derivative financial liability. The fair values of these warrants are determined based on a lattice valuation model and changes in the fair value of the warrants are reported in earning each reporting period. As of December 31, 2010 and 2009 the total value of these warrants was $1,169,280 and $1,082,133, respectively.

Pursuant to the terms of the Purchase Agreement, on June 24, 2009, the Company entered into an Agreement (the “ Voting Agreement ”) by and among (i) AccelMed, (ii) MediVision Medical Imaging Ltd. (“ MediVision ”), (iii) Agfa Gevaert N.V. (“ Agfa ”), (iv) Delta Trading and Services (1986) Ltd. (“ Delta ”), and (v) Gil Allon, Noam Allon, Ariel Shenhar and Yuval Shenhar (collectively, the “ Allon/Shenhar Group ” and together with Agfa and Delta, the “ Principal MV Shareholders ”). MediVision and the Principal MV Shareholders are referred to as the “ MediVision/Principal Shareholders Group .” Under the Voting Agreement, following the 1st Installment Closing Date, as long as each of AccelMed and the MediVision/Principal MV Shareholders Group holds between 25% and 50% of the outstanding shares of common stock, the Company agreed to use its best efforts and will take all actions (including, if necessary, amend its bylaws) to cause to be nominated for election to the Company’s Board of Directors, and each of AccelMed and the members of the MediVision/Principal MV Shareholders Group, agreed to vote its shares of common stock owned, whether directly or indirectly, and whether now owned or thereafter acquired, in favor of, the following nominees: (1) two “Independent Directors” as defined under the listing standards of The Nasdaq Capital Market, the identity of one will be designated and named by AccelMed and the identity of the other by the MediVision/Principal MV Shareholders Group; (2) three persons designated and named by AccelMed; (3) three persons designated and named by MediVision; and (4) one person designated and named jointly by AccelMed and MediVision who shall be a reputable individual from the Company’s industry.

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           RELATED PARTY TRANSACTIONS (CONTINUED)

The Voting Agreement will terminate when AccelMed ceases to own 10% of the common stock on a fully-diluted basis or the MediVision/Principal MV Shareholder Group ceases to own, in the aggregate, 10% of the common stock on a fully-diluted basis.

Gil Allon (the Company’s Chief Executive Officer), together with Noam Allon, President and Chief Executive Officer of MediVision and Gil Allon’s brother own 20.31% of MediVision’s ordinary shares. Ariel Shenhar (the Company’s Chief Financial Officer) owns 0.58% of MediVision’s ordinary shares. Agfa and Delta own 15.59% and 42.08% of MediVision’s ordinary shares, respectively.

MediVision Medical Imaging Ltd.

As of December 31, 2010, MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 9,096,481 shares of our common stock, or 30%.  As of April 8, 2011, MediVision owns 8,630,825 shares of our common stock, or 28%.

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

As payment for such assets, we agreed to assume a bank loan outstanding with Mizrahi Tefahot Bank Ltd. (the “United Mizrahi Bank”) in the amount of $1,500,000, to which we were previously a guarantor (For more details of the guaranty, see “Note 7. Related Party Transactions, United Mizrahi Bank Loan” below.), liabilities associated with the acquired assets on and after October 21, 2009, the closing date, and certain taxes, and extinguishment of all intercompany indebtedness owed to us with a principal amount of $4,178,622. On March 3, 2011, we and United Mizrahi Bank amended the terms of the loan to increase the principal amount thereunder from $1,500,000 to $2,250,000 and defer principal payments due thereon for 6 months. As consideration for the refinance of the note, the Company issued warrants to purchase an aggregate of 215,000 shares of the Company’s common stock. These Warrants have an exercise price of $1 per share and expire on March 3, 2014.

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7           RELATED PARTY TRANSACTIONS (CONTINUED)

The purchase price of the MediVision Asset Purchase was allocated to the assets acquired, liabilities assumed and noncontrolling interest in CCS using the fair values as determined by management at October 21, 2009. Goodwill was computed as follows:

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

In connection with the MediVision Asset Purchase, we recorded (1) financial assets of approximately $163,000 which represents cash, (2) tangible assets of approximately $311,000 which are primarily comprised of net accounts receivable, inventory and fixed assets, and (3) intangible assets of approximately $692,000 which are attributable to customer relationships and the Purchased Agreements related to the European operations of approximately $493,000 and intellectual property related to the Electro-optical Unit of approximately $199,000 which resulted from MediVision’s R&D activities performed in Israel. The intangible assets related to customer relationships and Purchased Agreements were valued on the date of acquisition at fair value and will be amortized over an estimated useful life of 8.2 years and will result in additional amortization expense of approximately $60,000 annually. During the year ended December 31, 2010 and 2009, the Company recognized $44,916 and $8,693, respectively, of amortization expense related to customer relationships and Purchased Agreements. At December 31, 2010, the carrying values of the intangible assets acquired from MediVision were as follows: intangible assets related to customer relationships were $411,863 and goodwill was $807,000. During the year ended December 31, 2010 the Company considered intangible assets related to the Electro-optical Unit, purchased from MediVision on October 21, 2009, to be impaired. During the year ended December 31, 2010 the Company recorded an impairment loss equal to the total value of Electro-optical Unit intangible assets of $199,000.

At December 31, 2010 the value of noncontrolling interest related to the business operations purchased from MediVision was $417,074.

Goodwill reflects the replacement cost of an assembled workforce associated with personal reputations, relationships and business specific knowledge and the value of expected synergies and the noncontrolling interest holders. The fair value of goodwill exceeds its carrying amount at December 31, 2010. The Company tests goodwill for impairment on an annual bases and between annual test periods if an event occurs or circumstances change that would reduce its carrying value. During the year ended December 31, 2009, in connection with the MediVision Asset Purchase, we recorded attorney and accounting services expenses of $52,500.

During the years ended December 31, 2010 and 2009, the Company recognized revenue of $1,234,596 and $188,683, respectively, and net losses of $319,689 and $121,333, respectively, related to the business operations purchased in connection with the MediVision Asset Purchase.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. RELATED PARTY TRANSACTIONS (CONTINUED)

The following unaudited pro forma information, prepared in accordance with Generally Accepted Accounting Principles, presents the results of operations for the twelve month period ended December 31, 2009 presented as though our of certain assets of MediVision had occurred on January 1, 2009.  This summary of unaudited pro forma results of operation is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually been attained had the acquisition taken place at the beginning of 2009:

Twelve Months ended December 31, 2009 As Restated
Total Revenue	$14,027,917

Net loss	(7,247,456)

Denominator for basic net loss per share	21,842,234

Net loss per share—Basic (1)	$(0.33)

(1) The amount of anti-dilutive shares for the twelve months ended December 31, 2009 is 520,748.

Escrow Agreement

Pursuant to the terms of the APA and an Escrow Agreement (the “Escrow Agreement”) between us, MediVision and Stephen L. Davis, Esq. dated June 24, 2009, MediVision deposited 5,793,452 shares (the “Escrow Shares”) of our common stock into escrow.  If MediVision fails to make certain payments under the APA, the Escrow Shares will be distributed to us or sold and the proceeds thereof distributed to us.  The agreement will terminate upon the later of (i) October 21, 2011 or (ii) the satisfaction and discharge of the $1,800,000 claim made by the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade & Labor to MediVision. MediVision satisfied the obligation under the ELOP Settlement Agreement on June 28, 2010 and the $1,800,000 claim made by the Office of Chief Scientist of the Israeli Ministry of Industry, Trade and Labor on November 16, 2009.

United Mizrahi Bank Loan

In 2005, we entered into a Secured Debenture (the “Debenture”) in favor of United Mizrahi Bank Ltd., in an amount of up to $2,000,000 (plus interest, commissions and all expenses). Under the terms of the Debenture, we guaranteed the payment of all of the debts and liabilities of MediVision to United Mizrahi Bank up to $2,000,000. The Debenture is secured by a first lien on all of our assets. On June 24, 2009, pursuant to the Purchase Agreement, we agreed, that upon consummation of the APA, to assume MediVision’s loan under the Debenture.  On October 23, 2009, we entered into a Secured Debenture (the “Secured Debenture”) with United Mizrahi Bank.  Under the Secured Debenture we agreed to assume MediVision’s loan under the Debenture in an amount of up to $1,500,000 (the “Loan Amount”).  We also agreed to secure the Loan Amount by granting United Mizrahi Bank a security interest in all or substantially all of our assets.  Under the Secured Debenture, United Mizrahi Bank may require the immediate payment of the entire Loan Amount upon certain events, which include among other things, our failure to make a payment on a due date or a breach or failure to perform its obligations pursuant to the Secured Debenture.  Upon failure to make a payment, we must pay, within seven days, the amount demanded by United Mizrahi Bank.  On March 3, 2011 we and United Mizrahi Bank Ltd amended the terms of the Secured Debenture to increase the Loan Amount from $1,500,000 to $2,250,000 and to defer principal payments due thereon for 6 months.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           RELATED PARTY TRANSACTIONS (CONTINUED)

The Loan Amount accrues interest at a rate equal to LIBOR plus 4.75%.  In addition, principal payments are required to be made in 18 equal monthly installments beginning January 31, 2011. We must maintain a cash balance of at least $400,000 at the United Mizrahi Bank, as long as the loan remains outstanding.  As the balance of the deposit is not legally restricted or held as a compensating balance against borrowings, it is not reported as restricted cash on the balance sheet at December 31, 2010. We are also subject to a debt covenant, whereby our cash plus accounts receivable must be at least 150% of the principal and interest outstanding under the loan. We did not make any principal payment to the United Mizrahi Bank in 2010.  On March 3, 2011, the Company, entered into a Refinance Agreement (the “Refinance Agreement ”) by and between the Company and Mizrahi Tefahot Bank Ltd. Pursuant to the terms of the Refinance Agreement, Mizrahi Tefahot Bank Ltd. agreed to increase the Loan Amount from $1,500,000 to $2,250,000 and defer principal payments due thereon for 6 months, such that the next principal payment with respect to the Notes will be due July 1, 2011.

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

Upon or immediately prior to an Exit Transaction, United Mizrahi may elect to waive all or any portion of the rights under the Warrant for $225,000 (the “Alternative Payment”).  If only a portion of the Warrant is waived or if the Warrant was partially exercised prior to the Exit Event, the Alternative Payment will be reduced proportionately.  In connection with the issuance of the Warrant to United Mizrahi Bank, we record the fair value of the Warrant, using a lattice valuation model, in the balance sheet as a derivative financial liability. Changes in the fair value of the Warrant are reported in earning each reporting period. As of December 31, 2010 and 2009 these options were recorded as derivative financial liability instruments and were at their fair value of $95,130 and $121,485, respectively.

On March 3, 2011, in consideration for the aforementioned refinance of the note, the Company issued warrants to Mizrahi Tefahot Bank Ltd. To purchase an aggregate of 215,000 shares of the Company’s common stock. These Warrants have an exercise price of $1 per share and expire on March 3, 2014.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           RELATED PARTY TRANSACTIONS (CONTINUED)

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

As of December 31, 2010 and 2009, OIS owed MediVision $0 and $41,847, respectively, related to the settlement of its business relationships with MediVision.

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

In 2009, until the completion of the MediVision Asset Purchase MediVision purchased products of approximately $225,000. Sales derived from product shipments to MediVision are made at transfer pricing which is based on similar volume discounts that are available to other resellers or distributors of our products.

Performed Research and Development.  Prior to July 2009, MediVision performed research and development services. MediVision billed us, on a monthly basis, at cost plus 12%. These research and development services include direct labor, consultants’ fees, travel expenses and the applicable portion of general and administrative expenses.  During the years ended December 31, 2009 we paid approximately $294,000 to MediVision for research and development services.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.           RELATED PARTY TRANSACTIONS (CONTINUED)

CCS Pawlowski GmbH

CCS Pawlowski GmbH, a German corporation (“CCS”), was a subsidiary of MediVision which owned 63% of CCS’ ownership interests.  We acquired this ownership interest in the MediVision Asset Purchase.

During the years ending December 31, 2009, CCS was our exclusive distributor of certain of our products in Germany and Austria. Products were sold to CCS at a volume driven discount according to the price list, set forth below. The volume discount table is applicable to all of our distributors, including CCS.

During 2009, prior to the MediVision APA, we sold products to CCS of approximately $113,000.  After completion of the MediVision Asset Purchase all inter-company amounts were eliminated upon consolidation.

MediStrategy, Ltd.

We entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Noam Allon, the Company’s Chief Technology Officer. All services provided by MS are performed solely by Noam Allon.  In 2010 and 2009, in consideration for the services provided, we agreed to pay MS an annual sum of $216,000 and $30,316. In addition, MS is to be paid an annual performance bonus of up to $40,000 upon achievement of goals specified under the terms of the services agreement as determined by MS, Noam Allon, and our Chairman of the Board.

8.           SHARE-BASED COMPENSATION

At December 31, 2010, we have five active stock-based compensation plans (the “Plans”). Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement. The plans generally expire ten years from the inception of the plans. Options granted under these agreements have a vesting period of up to four years. Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted cannot be less than 85% of the fair market value on the date of grant.

A summary of the Company’s plans as of December 31, 2010 is presented below:

Plan Name	Options Authorized Per Plan	Plan Expiration	Options Outstanding	Range of Exercise Prices	Available for Future Grants

2000 Option Plan	1,500,000	September 2010	1,213,836	$0.10 - $2.83	--
2003 Option Plan	750,000	October 2013	577,831	$0.16 - $1.96	2,833
2005 Option Plan	750,000	December 2015	750,000	$0.16 - $1.05	--
2009 Option Plan	750,000	January 2019	720,426	$0.55 - $0.65	26,351
2010 Option Plan	1,000,000	April 2020	172,500	$1.10	827,500
Individual Option Agreement	123,500	June 2012	123,500	$0.01	--
Individual Option Agreement	36,464	May 2013	36,464	$0.01	--
Individual Option Agreement	180,000	December 2019	180,000	$0.84	--
Total			3,774,557		856,684

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           SHARE-BASED COMPENSATION (CONTINUED)

In calculating compensation recorded related to stock option grants for the year ended December 31, 2010, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	2010	2009
Dividend yield	None	None
Expected volatility	83%	83%
Risk-free interest rate	3.69	3.11
Expected term (years)	10	10

The computation of expected volatility used in the Black-Scholes-Merton option-pricing model is based on the historical volatility of our share price. The expected term is estimated based on a review of historical and future expectations of employee exercise behavior.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the fiscal year ended December 31, 2010 is presented below:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2009	2,272,000	$0.72	5.64

Granted	1,659,759	$0.46	9.43	$481,330
Exercised	-	-	-	-

Forfeited/expired	(346,833)	$0.64	-	-

Outstanding at January 1, 2010	3,584,926	$0.60	6.01	$537,739

Granted	208,964	$0.91	9.04	-
Exercised	(3,223)	$0.55	-	-

Forfeited/expired	(16,110)	$0.61	-	-

Outstanding at December 31, 2010	3,774,557	$0.62	6.29	$868,148

Exercisable at December 31, 2010	3,067,927	$0.59	3.31	$797,662

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.           SHARE-BASED COMPENSATION (CONTINUED)

Options issued to non-employees reflected in the table above include 717,500 options outstanding on January 1, 2010. None of these shares were exercised in 2010. 86,464 options were granted to non-employees in 2010.  None of these options lapsed during the year ended December 31, 2010, resulting in 803,964 options outstanding and 647,297 exercisable at December 31, 2010 for non-employees.

The weighted-average grant-date fair value of OIS options granted during 2010 and 2009 was $0.91 and $0.46, respectively. The weighted-average grant-date fair value of OIS options exercised in 2010 was $0.55. There were no OIS options exercised in 2009.

We recorded an incremental expense of $34.667 and $32,220 for stock-based compensation during the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, we had $26,191 of unrecognized expense related to non-vested stock-based compensation, which is expected to be recognized through 2013. The total fair value of options vested during the years ended December 31, 2010 and 2009 was $34,667 and $32,220, respectively.

A summary of the status of nonvested shares at December 31, 2010 and changes during the year then ended, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at January 1, 2010	1,218,426	$0.62
Granted	208,964	0.91
Vested	(704,650)	0.77
Forfeited/Expired	(16,110)	0.61
Non-vested shares at December 31, 2010	706,630	$0.75

Non-vested shares relating to non-employees reflected in the table above include 250,000 and 156,667 shares outstanding at January 1, 2010 and December 31, 2010, respectively.

Abraxas

On December 9, 2009 we granted Abraxas employees options to purchase a total of 10,000 shares of Abraxas common stock. The options are exercisable at $5.00 per share, expire on December 9, 2019, and begin vesting quarterly over three years as follows: 34%, 33%, and 33%.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           FAIR VALUE MEASUREMENT

The following are the methods and assumptions we used to estimate the fair value of our financial instruments

Cash and cash equivalents
Due to their short term nature, carrying amount approximates fair value

Accounts receivable
Due to their short term nature, carrying amount approximates fair value

Trade accounts payable
Due to their short term nature, carrying amount approximates fair value

Long-term debt
Due to the short term nature of the current portion of long-term debt, the carrying amount approximates fair value. The noncurrent portion of long-term debt approximates fair value because of the variable rate terms of these instruments.

Derivative Liability Financial Instruments

Our financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or price paid to transfer a liability in an orderly transaction between market participants at the measurement date. A market or observable input is the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The standard characterizes inputs used in determining fair value according to a hierarchy that prioritizes those inputs based upon the degree to which they are observable. The three levels of the fair-value-measurement hierarchy are as follows:
•	Level 1 – inputs represent quoted prices in active markets for identical assets or liabilities (for example exchange-traded commodity derivatives).

•
Level 2- inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

•
Level 3- inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing as asset or liability (for example, an estimate of future cash flows used in a company’s internally developed present value in that company’s internally developed present value of future cash flows model that underlies the fair-value measurement).

In determining fair value, we utilize observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account in measuring fair value.

In arriving at fair-value estimates, we utilize the most observable inputs available for the valuation technique employed. If a fair-value measurement reflects inputs at multiple levels within the hierarchy, the fair-value measurement characterized based upon the lowest level of input that is significant to the fair-value measurement. For us, recurring fair-value measurements are performed for warrant liabilities and embedded conversion option liabilities related to notes payable.

All derivative liability financial instruments are recognized in the balance sheet at their fair value. Changes in the fair values of derivative liability financial instruments are reported in earnings. We do not hold any derivative liability financial instruments that reduce risk associated with hedging exposure and we have not designated any of our derivative liability financial instruments as hedge instruments.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           FAIR VALUE MEASUREMENT (Continued)

The Company has no items valued using Level 1 and Level 2 inputs. The following table sets forth the fair value hierarchy of the Company’s financial liabilities that were accounted for at fair value on a recurring bases as of December 31, 2010. No asset financial instruments were recorded at fair value on a recurring basis at December 31, 2010 and December 31, 2009.

The following table summarizes the valuation of our financial liabilities by the fair value hierarchy at December 31, 2010 and 2009.

2010
Liabilities at Fair Value:	Total	Level 1	Level 2	Level 3
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$70,400	-	-	$70,400

Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	363,606			363,606
United Mizrahi Bank	95,130	-	-	95,130
AccelMed	1,169,280	-	-	1,169,280
Total	$1,698,416	-	-	$1,698,416

2009
Liabilities at Fair Value:	Total	Level 1	Level 2	Level 3
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$229,398	-	-	$229,398

Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	430,960	-	-	430,960
United Mizrahi Bank	121,486	-	-	121,486
AccelMed	1,082,132	-	-	1,082,132
Total	$1,863,976	-	-	$1,863,976

The Company utilizes inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing as asset or liability. The company market data or assumptions that market participants would use in pricing the liability. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company uses an income approach to value its convertible debt and warrant derivative liability financial instruments. These instruments are valued using a lattice valuation model using market information as of the reporting date such as prevailing interest rates, the Company’s stock price volatility, and expected term.

There have been no transfers between Level 1, Level 2, or Level 3 categories.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           FAIR VALUE MEASUREMENT (Continued)

The embedded conversion option listed above was issued in connection with a convertible note issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”). The warrants listed above issued to the Holders were issued on October 27, 2007 and June 24, 2009 (See Note 6). The warrants issued to United Mizrahi Bank listed above were issued on October 26, 2009 (See Note 7). The warrants issued to U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) listed above were issued to on June 24, 2009 and May 26, 2010 (See Note 7).

The following table summarizes current derivative liability financial instruments.

	2010			2009
	Cost	Fair Value	Carrying Value	Cost	Fair Value	Carrying Value
Current Liabilities at fair value:
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$34,631	$70,400	$70,400	$34,631	$229,398	$229,398
Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	83,929	363,606	363,606	83,929	430,960	430,960
United Mizrahi Bank	40,139	95,130	95,130	40,139	121,486	121,486
AccelMed	813,471	1,169,280	1,169,280	201,291	1,082,132	1,082,132
Total current	$972,170	$1,698,416	$1,698,416	$359,990	$1,863,976	$1,863,976

The activity relating to derivative liability financial instruments valued on a recurring basis utilizing Level 3 inputs for the twelve months ended December 31, 2010 and December 31, 2009 is summarized below:

Conversion Option

	Conversion Option
	2010	2009

	The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.
Beginning Balance, January 1	$ 229,398	$ 34,631
Conversion	(76,923)	-
Other adjustments	-	-
Valuation Adjustment	(82,075)	194,767
Ending Balance, December 31,	$ 70,400	$ 229,398

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.           FAIR VALUE MEASUREMENT (Continued)

The activity relating to derivative liability financial instruments valued on a recurring basis utilizing Level 3 inputs for the twelve months ended December 31, 2010 and December 31, 2009 is summarized below:

Warrants

		2010
		Warrants
	The Tail Wind Fund Ltd. and Solomon Strategic Holdings	AccelMed	United Mizrahi Bank

Beginning Balance, January 1	$430,960	$1,082,133	$121,485
Conversion	-	-	-
Other adjustments	-		-
Valuation Adjustment	(67,354)	(87,147)	(26,355)
Ending Balance, December 31,	$363,606	$1,169,280	$95,130

		2009
		Warrants
	The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	AccelMed	United Mizrahi Bank
Beginning Balance, January 1	$3,268	$-	$-
Conversion	-	-	-
Other adjustments	-	-	-
Valuation Adjustment	427,692	1,082,133	121,485
Ending Balance, December 31,	$430,960	$1,082,133	$121,485

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.            INCOME TAXES

The income tax expense for the years ended December 31, 2010 and 2009 consisted of the following:

	Federal	State	Total
2010
Current	$(87,000)	$10,730	$(76,270)
Deferred	234,000	23,000	257,000
Change in valuation allowance	(234,000)	(23,000)	(257,000)
Total income tax expense	$(87,000)	$10,730	$(76,270)

	Federal	State	Total
2009	As Restated	As Restated	As Restated
Current	$-	$3,787	$3,787
Deferred	(1,974,000)	(280,000)	(2,254,000)
Change in valuation allowance	1,974,000	280,000	2,254,000
Total income tax expense	$-	$3,787	$3,787

In 2010 and 2009, we determined that it is not more-likely-than-not that we will be able to use any of our deferred tax asset in the future. Accordingly we have recorded a full valuation allowance against our deferred tax assets at December 31, 2010 and 2009.

The Company’s effective tax rate for the years ended December 31, 2010 and 2009 was 3% and 0%. The reconciliation of the statutory rate to the effective rate is as follows:

	2010	2009
Statutory rate	34%	34%
State income taxes, net of Federal benefit	6	6
Other	3
Change in valuation allowance	(40)	(40)
Total	3%	0%

         The Company did not incur material foreign income tax expense as of or for the years ended December 31, 2010 or 2009.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.           INCOME TAXES (CONTINUED)

The significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
Deferred tax assets:		As Restated
Net operating loss carry forwards	$3,502,000	$3,773,000
Inventory reserves	239,000	197,000
Payroll related accruals	245,000	165,000
Warranty accrual	71,000	39,000
Accounts receivable reserve	268,000	281,000
Uniform capitalization	33,000	19,000
Research and development tax credit	175,000	230,000
Deferred revenue	737,000	823,000
Total deferred tax assets	5,270,000	5,527,000
Valuation allowance	(5,249,000)	(5,506,000)
Net deferred tax assets	21,000	21,000
Deferred tax liabilities:
Depreciation	(21,000)	(21,000)
Net deferred tax assets	$-	$-

At December 31, 2010 and 2009, management reviewed recent operating results and projected future operating results, as well as the current conditions in the global economy and medical industry.  On each of these dates, management determined whether it was more-likely-than-not that a portion of the deferred tax assets attributable to net operating losses would be realized. Net operating loss expire beginning in 2017 through 2030.

We re-evaluate our estimates and assumptions we use in our financial statements on an ongoing and quarterly basis. We adjust these estimates and assumptions as needed and as circumstances change. If circumstances change in the future, we will adjust our estimates and assumptions accordingly. At the present time, we cannot determine whether our assumptions and estimates will change in the future. Based on historical knowledge, however, it is reasonably likely that there will be some changes in some of our estimates and assumptions. The Company did not identify any material uncertain tax positions or record any interest or penalties associated with uncertain tax positions as of and for the years ended December 31, 2010 and 2009. We do not expect the amount of unrecognized tax positions to increase or decrease in the next twelve months. We do not expect the amount of unrecognized tax positions if recognized to affect the effective tax rate in the next twelve months.

11.           COMMITMENTS AND CONTINGENCIES

The Company has no significant commitments and contingencies other than as disclosed in these financial statements and notes thereto.

Operating Leases

The Company leases its corporate headquarters and manufacturing facility under a cancelable operating lease that expires in June 2012. The lease agreement provides for minimum lease payments of $143,109 for the twelve months ended December 31, 2011 and $71,555 for the six months ended June 30, 2012. Abraxas leases a facility for their office under a non cancelable operating lease that expires in August 2013. The lease agreement provides for minimum lease payments of $128,503 and $156,751 for the twelve months ending December 31, 2011 and 2012, and $106,975 for the eight months ending August 2013, respectively. Rental expense charged to operations for all operating leases was $256,454 and $220,685 during the years ended December 31, 2010 and 2009, respectively.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.           WARRANTS

Warrant activity for the years ended December 31, 2010 and 2009 is summarized as follows:

	2010		2009
	Warrants	Weighted Average Exercise Price	Warrants	Weighted Average Exercise Price
Outstanding at beginning of year	4,950,168	$1.05	929,671	$1.79
Granted	1,254,961	1.01	4,333,497	1.02
Exercised	-	-	-	-
Lapsed	-	-	(313,000)	1.64
Outstanding at end of year	6,205,129	$1.03	4,950,168	$1.05
Currently exercisable	6,205,129	$1.03	4,950,168	$1.05

There were 6,205,129 warrants outstanding and exercisable as of December 31, 2010 with a weighted average remaining contractual life of 1.57 years and a weighted average exercise price of $1.03.  There is no intrinsic value of warrants outstanding at December 31, 2010.  There were an aggregate of 4,950,168 warrants outstanding and exercisable as of December 31, 2009 with a weighted average remaining contractual life of 2.59 years, a weighted average exercise price of $1.05. There is no intrinsic value of warrants outstanding at December 31, 2009.

We record the fair value of warrants in the balance sheet as financial liabilities. The fair values of warrants are determined based on a lattice valuation model and changes in the fair value of the warrants are reported in earning each reporting period.

13.           OTHER INCOME - SETTLEMENT

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

14.           SUBSEQUENT EVENTS

On March 3, 2011 the Company and United Mizrahi Bank Ltd amended the terms of the Secured Debenture to increase the Loan Amount from $1,500,000 to $2,250,000 and defer principal payments due thereon for 6 months (For additional details on this transaction see Note 7 Related Party Transactions). In consideration for the refinance of the note, the Company issued warrants to Mizrahi Tefahot Bank Ltd. To purchase an aggregate of 215,000 shares of the Company’s common stock. These Warrants have an exercise price of $1 per share and expire on March 3, 2014.

Item 9.                   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective because of the material weakness described below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” for the Company, as defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.  A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management believes that this evaluation provides a reasonable basis for its opinion.

Management identified the following control deficiency as of December 31, 2010 that constituted a material weakness in the Company’s internal control over financial reporting.

The Company did not maintain an effective control over derivative liability financial instrument policies. Management failed to properly analyze, account and record warrant and derivative liability financial transactions.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission applicable to smaller reporting company’s that permit the Company to provide only management’s report in this annual report.

PLAN FOR REMEDIATION OF MATERIAL WEAKNESSES

The Company’s management has been actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness. These remediation efforts are intended both to address the identified material weakness and to enhance our overall financial control environment. The Company plans to implement proper process of consultation with outside consultants in analyzing complex transactions.  The Company will enforce the need for proper documentation and analysis of each significant transaction as noted in each agreement.  Accounting position papers will be prepared on a timely manner and will be cleared with the Company’s independent auditors for appropriate accounting.

We recognize that continued improvement in our internal controls is necessary and are committed to continuing our significant investments as necessary to make these improvements in our internal controls over financial reporting other than related to the aforementioned material weakness.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.               Other Information

None.

PART III

Item 10.                   Directors, Executive Officers and Corporate Governance

Each director is elected for a one year term until the next annual meeting of shareholders and their successor is elected and qualified.

The following is a list of the names and ages of our directors and executive officers:

Name	Age	Position
Gil Allon	49	Director, and Chief Executive Officer
Ariel Shenhar	45	Chief Financial Officer, and Secretary
Noam Allon	51	Chief Technology Officer
John Brown	65	Chairman of the Board
Jonathan Phillips	37	Director
Merle Symes	59	Director
Yigal Berman	62	Director
Uri Geiger	43	Director
Menachem Inbar	62	Director
Uri Ram	62	Director
Barak Azmon	45	Director

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

Ariel Shenhar has served as a member of our Board of Directors from August 2000 until February 2011, as our Vice President and Chief Financial Officer since July 2002 and as our Secretary since August 2002. Mr. Shenhar also served as a member of the Board of Directors of MediVision from August 1994 through December 2004 and as its Vice President and Chief Financial Officer from January 1997 until May 2005. Mr. Shenhar served as a member of the Board of Directors of Fidelity Gold Real Estate Markets Ltd., an Israeli public company engaged in real estate, from 1994 to 1998, as an accountant at Nissan Caspi & Co. Certified Public Accountants in Jerusalem, Israel in 1996, and at Witkowski & Co. Certified Public Accountants in Tel Aviv, Israel from 1994 to 1995. Mr. Shenhar received his B.A. in Economics and Accounting in June 1992 and his M.B.A. in Finance, with distinction, in June 1999 both from the Hebrew University in Jerusalem, Israel, and has been a Certified Public Accountant since January 1997.

Noam Allon has served as a member of our Board of Directors from August 2000 until December 31, 2004 and as our Chief Technology Officer since October 21, 2009. Mr. Allon has served as a director and as President and Chief Executive Officer of MediVision since MediVision’s inception in June 1993.  Mr. Allon also serves as the CEO of OIS Global, OIS’s Israeli subsidiary, as the General Manager of the company’s European branch in Belgium, as well as the Co-CEO of our German subsidiary, CCS Pawlowski, GmbH.  Mr. Allon received his B. Sc. in Computer Science with distinction, from the Technion Israel Institute of Technology in Haifa, Israel in May 1986.

John H. Brown has served as an independent director and Chairman of our Board of Directors since February 2011. Mr. Brown has spent most of his career as a senior executive and director in the technology and pharmaceutical industries in the United States and abroad. From 2002 to 2007, he served as the President, CEO, and Board Member of Integrated Biosystems, Inc., a pharmaceutical machinery manufacturing company.   From 2008 to 2010 he was based in London and served as President of European, Middle Eastern and African operations as well as a Corporate Vice President for Bausch & Lomb.  Mr. Brown has led restructuring efforts and has overseen the operations of a broad range of companies in the technology and pharmaceutical industries throughout his career. Mr. Brown holds a Master of Business Administration in Finance from Harvard University and a Bachelor of Science in Engineering from Princeton University. The Company believes that Mr. Brown’s financial and business expertise, including a diversified background of management and directing companies, gave him the qualifications and skills to serve as a Director.

Jonathan R. Phillips has served as an independent director on our Board of Directors since August 2007. Mr. Phillips is currently a member of the Nomination and Compensation Committees of our Board of Directors. Since 2005, Mr. Phillips has been a Managing Director and Founder of Healthcare Growth Partners, a company that specializes in strategic and financial advisory services to healthcare technology companies. Also, he is currently Chairman of the Board of Directors of Streamline Health Solutions, a NASDAQ-listed company, and serves on its strategy, nomination and governance and compensation committees. Prior to founding Healthcare Growth Partners, Mr. Phillips served for five years, from 2000 to 2005, as a healthcare investment banker at William Blair & Company after working at Deloitte Consulting for over five years specializing in projects for healthcare and non-healthcare clients. He received an undergraduate degree from DePauw University and a Masters of Business Administration from Northwestern University. The Company believes that Mr. Phillips has the qualifications and skills to serve as a Director based upon his significant business experience, including a diversified background of managing and directing medical related companies.

Mr. Merle Symes has served as an independent director on our Board of Directors since August 2010. Mr. Symes served as an independent director on our Board of Directors from July 2005 to August 2007. Mr. Symes was also appointed to the Audit and Special Committees of our Board of Directors. Mr. Symes is the President and Founder of The Provenance Group, LLC, a firm specializing in corporate strategy and innovation, entrepreneurial ventures, and technology transfer, which he founded in 2002. From 2007 to 2009, Mr. Symes was President and CEO of Ulrich Medical USA.  From 1997 to 2002, Mr. Symes was Vice President External Technology and Director of Corporate Development in the Surgical Division at Bausch & Lomb, Inc. Mr. Symes received his B.S. in Chemical Engineering in 1973 from South Dakota School of Mines and Technology and his M.B.A., in Finance, in 1979 fro m the Wharton School of the University of Pennsylvania.  The Company believes that Mr. Symes has the qualifications and skills to serve as a Director based upon his accounting and finance expertise; his more than 13 years experience in the industry; and his more than 13 years of experience in executive and managerial positions in executive and management positions.

Yigal Berman has served as a director on our Board of Directors since August 2010. Mr. Berman is a member of the audit committee. Mr. Berman served as a member of our Board of Directors from January 2005 to March 2009. Mr. Berman also served as Chairman of the Board of Directors from January 2005 to March 2009, as well as Chairman of each of the Audit, Compensation, Option and Nomination Committees of our Board of Directors.  Mr. Berman resigned from the board of directors on March 13, 2009. Mr. Berman has also served as a member of the Board of Directors of MediVision from July 1996 through December 2004.  He rejoined the Board of directors of MediVision as chairman in September 2009. In addition, since 1991, Mr. Berman has served as Vice President of Finance and Secretary of Intergamma Investment Company Ltd and is serving today as director in all of their subsidiaries.  Since 1 989, Mr. Berman has served as a member of the Board of Directors of Delta Trading, the majority shareholder of MediVision. Mr. Berman received his B.A. in Economics and his M.B.A. in Business Management from the Tel Aviv University in Israel in April 1974 and December 1976, respectively.  The Company believes that Mr. Berman has the qualifications and skills to serve as a Director based upon his accounting 0and finance expertise; his years of experience on our Board of directors in the past; and his more than 19 years of experience in executive and managerial positions in executive and management positions.

Dr. Uri Geiger has served as a director on our Board of Directors since June 2009. Dr. Geiger is a member of the compensation and nominating committee. In 2008, Dr. Geiger founded AccelMed, a medical device investment company, which owns 44% of our common stock issued and outstanding. Since January 2009, Dr. Geiger has served as Chairman of A.M. AccelMed (1999) Ltd., AccelMed’s general partner. He is also a director with Medical Compression Systems Ltd. (TASE: MDCL) and the Chairman of Exalenz Bioscience Ltd. (TASE: EXEN) as well as a director on the Board of Directors of Edge Medical Ltd., Tau Hedge Funds Management BV, Non-Linear Technologies, and Peer Medical Ltd. From May 2006 to January 2009, Dr. Geiger served as the CEO of Exalenz Bioscience ltd, a developer of diagnostic medical equipment. Dr. Geiger received his doctorate from Columbia University’s Center for Law & Economics.  The Company believes that Dr Geiger’s education and business expertise, including a diversified background of management and directing medical device companies, gave him the qualifications and skills to serve as a Director.

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

Uri Ram has served as an independent director since March 2009. Mr. Ram is a member of the Compensation, Option and Nominations Committees of our Board. Currently, he serves as the Sr. Vice President and Chief Financial Officer of Gefen Inc. and is the CEO/Owner of Juram Ltd. and Irams Inc., which are management consulting companies that also invest in new startups. Since 1990, Mr. Ram has served as the President of Del-Ta Engineering & Equipment Ltd., a holding company with $30 million in sales. From 1991 to 2003, Mr. Ram served as the Senior VP of Inter-Gamma Investment Ltd. Inter-Gamma Investment Ltd. is a major shareholder of MediVision Medical Imaging Ltd., a significant shareholder. Mr. Ram has a Master of Arts degree from Israel National Defense College, and a Bachelor of Economics and Political sciences from Bar Ilan University and participated in an EMBA program at the Tel Aviv University. Mr. Ram is a retired Brigadier General of the Israeli Air Force. The Company believes that Mr. Ram has the qualifications and skills to serve as a Director based upon his business expertise and his experience in executive and managerial positions.

Dr. Barak Azmon has served as a independent director on our Board of Directors since February 2011. Dr. Azmon has spent most of his career as a senior executive in the medical device and ophthalmology industries and as an Ophthalmologist in Israel and abroad. Since 2007 he has been a Venture Partner in Accuitive Medical Ventures. Since 2001, he has served as the Chief Executive Officer of Notal Vision, a medical device and ophthalmology company. Dr. Azmon earned his doctorate degree from the Ben-Gurion University in Israel. The Company believes that Dr. Azmon has the qualifications and skills to serve as a Director based upon his industry and business expertise, including serving as an executive officer of a medical device companies and his over 10 years as Ophthalmologist.

Pursuant to the Voting Agreement, described below, AccelMed appointed Uri Geiger, Menachem Inbar, and Barak Azmon to serve on our Board of Directors.  The MediVision/Principal MV Shareholders Group (as defined therein) appointed Gil Allon, Uri Ram, and Yigal Berman to serve on our Board of Directors. (For additional details of the voting agreement, see Certain Relationships and Related Transactions, AccelMed, Voting Agreement below.)

Independent Directors

The rules of the SEC require that we, because we are not listed on any national securities exchange, choose a definition of director “independence” for purposes of determining which directors are independent. We have chosen to follow the definition of independence as determined by the Marketplace Rules of The Nasdaq National Market (“NASDAQ”). Pursuant to NASDAQ’s definition, John Brown, Uri Ram, Jonathan Phillips, Barak Azmon, and Merle Symes are independent directors.

Gil Allon, who is not an independent director, is currently a member of the nominations and compensation committees of our board of directors.

Audit Committee

We have an audit committee established by and amongst our board of directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements.  This Audit Committee is comprised of Uri Ram, Yigal Berman, Merle Symes, and Menachem Inbar. Our Board of Directors has determined that Yigal Berman, a member of the Audit Committee, qualifies as an audit committee financial expert. This qualification is based upon his education and experience, more fully described above in his biography.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, based solely on review of the Forms 3 and 4 furnished to us during the year ended December 31, 2010, our acting officers, directors and beneficial owners of more than 10% of our outstanding common stock filed, on a timely basis, all reports required by Section 16(a) of the Exchange Act except as follows: Gil Allon failed to timely file three Forms 4 reporting three separate transactions; MediVision Medical Imaging, Ltd. failed to timely file five Forms 4 reporting five separate transactions; and U.M. AccelMed, Limited Partnership failed to timely file one Form 4 reporting one transaction.

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

(e)           Nomination Procedures

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors since filing the proxy statement on Form 14A with the SEC on July 26, 2010.

Item 11.                   Executive Compensation

The following table shows the total compensation that we paid to Gil Allon, our chief executive officer, Ariel Shenhar, our chief financial officer, and Noam Allon, our chief technology officer for the last two fiscal years.  Mr. N. Allon assumed duties as an executive officer on October 21, 2009 when he transitioned from a MediVision representative to an OIS executive officer with the completion of the MediVision Asset Purchase. (For additional details of the MediVision Asset Purchase, see Consolidated Financial Statements for the Year Ended December 31, 2010, Notes to Consolidated Financial Statements, Note 7. Related party transactions, MediVision Asset Purchase). No other executive officer received more than $100,000 in total compensation during the last two fiscal years. Therefore, for purposes of this disclosure, Messrs. G. Allon, A. Shenhar and N. Allon are our only “named executive officers” for the last two fiscal years.
.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)	Option Awards ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All other Compensation ($) (i)		Total ($) (j)
Gil Allon	2010	$218,000		60,000	(2)	-	-		-	-	$7,222	(4)	$285,222
(Chief Executive Officer)	2009	$174,400	(1)	-		-	$13,539	(3)	-	-	$7,928	(4)	$195,867
Ariel Shenhar	2010	$212,000		50,000	(6)	-	-		-	-	$7,222	(8)	$269,222
(Vice President and Chief Financial Officer)	2009	$169,600	(5)	25,000	(9)	-	$16,878	(7)	-	-	$7,928	(8)	$219,406
Noam Allon Chief Technology	2010	$216,000		40,000	(10)	-	$-						$256,000
Officer	2009	$30,316	(11)	50,000	(12)	-	8,272	(13)					$88,588

(1)
Gil Allon’s 2009 salary represents his annual salary of $218,000 less $43,600, or 20% of his annual salary, which was received in the form of an option to purchase 272,500 shares of common stock on January 6, 2009.

(2) (3)
Gil Allon’s 2010 bonus is accrued as of December 31, 2010 and not paid as of April 8, 2011

Option awards represent the grant date fair value of stock options granted to Gil Allon our CEO on January 6, 2009 and November 18, 2009.

On January 6, 2009, we granted Gil Allon, our CEO, an option to purchase 272,500 shares of our common stock. The options, vested in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. These options were granted in lieu of $43,600 or 20% of Gil Allon’s annual salary.

On November 18, 2009, we granted Gil Allon, our CEO, an option to purchase 242,141 shares of common stock. The options vest in 4 equal semi-annual installments beginning on May 18, 2010, are exercisable at $0.65 per share and expire on November 18, 2019. (See Financial Statements for the Year Ended December 31, 2009, Notes to Consolidated Financial Statements, Note 8. Share-Based Compensation for the assumptions used to calculate the grant date fair value of the stock option award.  See also Outstanding Equity Awards at Fiscal Year-End Table below.)

(4)	Represents automobile expenses we paid for on behalf of Mr. Allon.
(5) (6)
Ariel Shenhar’s 2009 salary represents his annual salary of $212,000 less $42,400, or 20% of his annual salary, which was received in the form of an option to purchase 265,000 shares of common stock granted on January 6, 2009

Ariel Shenhar’s 2010 bonus is accrued as of December 31, 2010 and not paid as of April 8, 2011.

(7)
Option awards represent the fair value of stock options granted to Ariel Shenhar on January 6, 2009 and November 18, 2009.

On January 6, 2009, we granted Ariel Shenhar, our CFO, an option to purchase 265,000 shares of  our common stock. The options, vested in 12 equal monthly installments beginning on January 31, 2009, are exercisable at $0.16 per share and expire on January 6, 2019. These options were granted in lieu of $42,600 or 20% of Ariel Shenhar’s annual salary.

On November 18, 2009, we granted Ariel Shenhar, our CFO, an option to purchase 318,285 shares of common stock for compensation The options were valued at the grant date fair value, vest in 4 equal semi-annual installments beginning on May 18, 2010, are exercisable at $0.65 per share and expire on November 18, 2019. (See Financial Statements for the Year Ended December 31, 2009, Notes to Consolidated Financial Statements, Note 8. Share-Based Compensation for the assumptions used to calculate the grant date fair value of the stock option award.  See also Outstanding Equity Awards at Fiscal Year-End Table below.)

(8) (9) (10)
Represents automobile expenses we paid on behalf of Mr. Shenhar.

Ariel Shenhar’s 2009 bonus was paid in 2010.

Noam Allon’s 2010 bonus is accrued as of December 31, 2010 and not paid as of April 8, 2011

(11)
Noam Allon’s 2009 salary represents his fee from the time he assumed duties as an executive officer on October 21, 2009 when he transitioned from a MediVision representative to an OIS executive officer, with the completion of the MediVision Asset Purchase. (For additional details of the MediVision Asset Purchase, see Financial Statements for the Year Ended December 31, 2009, Notes to Consolidated Financial Statements, Note 7. Related party transactions, MediVision Asset Purchase).

(12) (13)
Noam Allon’s 2009 bonus was paid in 2010.

On December 23, 2009, we granted Noam Allon, Chief Technology Officer, an option to purchase 180,000 shares of common stock. The options were valued at the grant date fair value of the options, vested in 4 equal semi-annual installments beginning on June 23, 2010, are exercisable at $0.84 per share and expire on December 23, 2019. These options were granted in lieu of $29,642, or 20% of his annual fee.  (See Financial Statements for the Year Ended December 31, 2009, Notes to Consolidated Financial Statements, Note 8. Share-Based Compensation for the assumptions used to calculate the grant date fair value of the stock option award.  See also Outstanding Equity Awards at Fiscal Year-End Table below.)

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

On October 21, 2009, in connection with the consummation of the MediVision Asset Purchase. Mr. N. Allon assumed duties as an executive officer. In January 2004 we entered into a services agreement with MediStrategy Ltd. (“MS”), an Israeli company owned by Mr. N. Allon, for his services as our Chief Technology Officer. This agreement between OIS and MS was terminated effective January 1, 2010.  On December 23, 2009, Mr. N. Allon received stock options in lieu of the reduction of his fees. In addition, Mr. N. Allon received a $50,000 bonus plan for 2009, based on achieving specific milestones. As of January 1, 2010, OIS Global signed an agreement with MS for Noam Allon’s consulting service. Under the terms of the agreement, MS is to be compensated $13,272 monthly for Noam Allon’s  services effective October 1, 2009 through December 31, 2009 and approximately $18,000 monthly effective January 1, 2010 through December 31, 2010.

Outstanding Equity Award at Fiscal Year-end December 31, 2010
Option Awards								Stock Award
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)		Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
Gil Allon	40,000		-		-	$0.406	10/23/2012	-	-	-	-
(Chief Executive	320,000		-		-	$0.406	4/9/2013	-	-	-	-
Officer)	90,000		-		-	$0.681	10/22/2014	-	-	-	-
	130,000		-		-	$ 0.82	12/19/2015	-	-	-	-
	130,000		-		-	$ 1.05	12/19/2015	-	-	-	-
	20,000		-		-	$ 1.83	6/14/2016	-	-	-	-
	272,500	(1)	-		-	$ 0.16	1/6/2019	-	-	-	-
	121,000		121,000	(2)	-	$ 0.65	11/18/2019	-	-	-	-

Ariel Shenhar	200,000		-		-	$0.406	4/9/2013	-	-	-	-
(Vice President and Chief Financial Officer)	75,000		-		-	$0.681	10/22/2014
	115,000		-		-	$ 0.82	12/19/2015	-	-	-	-
	115,000		-		-	$ 1.05	12/19/2015	-	-	-	-
	265,000	(3)	-		-	$0.16	1/6/2019	-	-	-	-
	159,143		159,143	(4)	-	$0.65	11/18/2019	-	-	-	-

Noam Allon	150,000		-		-	$0.406	9/6/2011	-	-	-	-
(Business	30,000		-		-	$0.406	4/9/2013	-	-	-	-
Development Officer)	40,000		-		-	$0.681	10/24/2014	-	-	-	-
	90,000		90,000	(5)	-	$0.84	12/23/2019	-	-	-	-

(1)	These options were issued to Mr. Allon in lieu of $43,600, which comprised 20% of his annual salary for fiscal 2009. The options are valued at $2,686, the grant date fair value.

(2)	These options have not vested. They vest equally over two years every 6 months (1/4 every 6 months) beginning in May 18, 2010.
(3)	These options were issued to Mr. Shenhar in lieu of $42,400, which comprised 20% of his annual salary for fiscal 2009. The options are valued at $2,612, the grant date fair value.
(4)	These options have not vested. They vest equally over two years every 6 months (1/4 every 6 months) beginning in May 18, 2010.
(5)
On December 23, 2009, we granted Noam Allon, Business Development Officer, options to purchase 180,000 shares of common stock in lieu of $29,642, which comprised of 20% of his 2009 annual fee. The options vest in 4 equal semi-annual installments beginning on June 23, 2010, are exercisable at $0.84 per share and expire on December 23, 2019.

 Compensation of Directors

Director Compensation
Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($) (c)	Option Awards ($) (d)	Non-equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Jonathan Phillips	$20,000	(1)	-	-	-	-	-	$20,000
Merle Symes	$5,000	(2)	-	-	-	-	$260 (2)	$5,260
Yigal Berman	$5,000	(3)	-	-	-	-	$3,729 (3)	$8,729
Uri Ram	$18,000	(4)					$1,738 (4)	$19,738
Uri Geiger	$15,000	(5)					$337 (5)	$15,337
Menachem Inbar	$15,000	(6)	-	-	-	-	$3,391 (6)	$18,391

(1)	Mr. Phillips received $20,000 for his services as a Director.
(2) (3) (4)
Mr. Symes joined the board in August 2010. During 2010 he earned a fee of $5,000 and $260 for the reimbursement of out of pocket expenses.
Mr. Berman jointed the board in August 2010. During 2010 he received $5,000 for his services as a Director and $3,729 for the reimbursement of out of pocket expenses.
Mr. Ram received $18,000 for his services as a Director and $1,738 for the reimbursement of out of pocket expenses.

(5)	Dr Geiger received $15,000 for his services as a Director and $337 for the reimbursement of out of pocket expenses.
(6)	Mr. Inbar received $15,000 for his services as a Director and $3,391 for the reimbursement of out of pocket expenses.

 Director Compensation Arrangements

Pursuant to a letter agreement executed on August 31, 2007 between Mr. Phillips and us, and as amended on October 30, 2009, we agreed to the following in connection with his service as a director: (i) to pay Mr. Phillips, in four equal quarterly installments, an annual retainer in the aggregate amount of $20,000 for attendance at up to three Board or Committee meetings per quarter, (ii) to pay Mr. Phillips a fee of $100 per hour, not to exceed $500 per day, for attendance at meetings in excess of three Board meetings per quarter.

Pursuant to a letter agreement dated October 29, 2010 between Mr. Symes and OIS, OIS agreed, in connection with his service as a director, to pay Mr. Symes, in four equal quarterly installments, an annual retainer in the aggregate amount of $20,000 and reimburse for travel expenses according to our travel policy.

Pursuant to a board resolution on December 15, 2010, we agreed, in connection with his service as a director, to pay Mr. Berman, in four equal quarterly installments, an annual retainer in the aggregate amount of $20,000.

Pursuant to a letter agreement dated October 1, 2010 between Mr. Ram and us, we agreed, in connection with his service as chairman of the board: to pay Mr. Ram, in four equal quarterly installments, an annual retainer in the aggregate amount of $30,000. On February 11, 2010, Mr. Ram ceased being the Chairman of the Board of Directors and, therefore, his annual compensation was reduced to $20,000.

Pursuant to the Voting Agreement, AccelMed appointed Uri Geiger and Menachem Inbar to serve on our Board of Directors. Pursuant to this agreement, we have agreed to pay $20,000 per year to Uri Geiger and Menachem Inbar. For more information on this agreement see Item 10, Directors, Executive Officers and Corporate Governance section, See also Financial Statements for the year ending December 31, 2009, Notes to Consolidated Financial Statements, Note 7 Related Party Transactions, U.M. AccelMed, Limited Partnership.

No standard arrangement regarding compensation of the directors has been adopted by the Board and, except as noted above, we have not paid any director compensation.

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth as of April 8, 2011, certain information regarding the ownership of our voting securities by each shareholder known to our management to be (i) the beneficial owner of more than 5% of the our outstanding common stock, (ii) our directors during the last fiscal year and nominees for director, and (iii) all executive officers and directors as a group. Unless otherwise noted, we believe that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares. Unless otherwise noted, the address of each beneficial owner named below is our corporate address.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Management and the Board

Gil Allon	1,183,035	(2)	3.8%

Ariel Shenhar	959,143	(3)	3.1%

Noam Allon	310,000	(4)	1.0%

Jonathan R. Phillips	75,000	(5)	*

Uri Ram	30,000	(6)	*

John H. Brown	75,000	(7)	*

Merle Symes	30,000	(8)	*

Yigal Berman	30,000	(9)	*

Barak Azmon	30,000	(10)	*

Uri Geiger	30,000	(11)	*

Menachem Inbar	30,000	(12)	*

Directors and Officers as a group (total of 5 persons)	2,782,178	(13)	8.4%

5% Shareholders

MediVision Medical Imaging Ltd.(14) P.O. Box 45, Industrial Park Yokneam Elit 20692 Israel	8,630,825	(15)	28.5%

U.M. AccelMed, Limited Partnership (16) 6 Hachoshlim St. Herzliya Pituach, 46120 Israel	17,743,375	(17)	51.1%

The Tail Wind Advisory & Management Ltd. (18) 77 Long Acre London, WC2E 9LB United Kingdom	2,281,596	(19)	7.0%
_________________
*  Less than 1% ownership

(1)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Under those rules and for purposes of the table above (a) if a person has decision making power over either the voting or the disposition of any shares, that person is generally deemed to be a beneficial owner of those shares; (b) if two or more persons have decision making power over either the voting or the disposition of any shares, they will be deemed to share beneficial ownership of those shares, in which case the same shares will be included in share ownership totals for each of those persons; and (c) if a person held options to purchase shares that were exercisable on, or became exercisable within 60 days of April 8, 2011, 2011, that person will be deemed to be the beneficial owner of those shares and those shares (but not shares that are subject to options held by any other stockholder) will be deemed to be outstanding for purposes of computing the percentage of the outstanding shares that are beneficially owned by that person.

(2)	Represents options to purchase 1,063,035 shares of common stock, indirect beneficial ownership by spouse of stock options to purchase 60,000 shares and 60,000 shares of common stock.
(3)	Represents options to purchase 929,143 shares of common stock and 30,000 shares of common stock.
(4)	Represents shares subject to stock options.
(5)	Represents options to purchase 60,000 shares of common stock and 15,000 shares of common stock.
(6)	Represents shares subject to stock options.
(7)	Represents shares subject to stock options.
(8) (9) (10) (11) (12) (13)
.Represents options to purchase 30,000 shares of common stock
Represents options to purchase 30,000 shares of common stock
Represents options to purchase 30,000 shares of common stock
Represents options to purchase 30,000 shares of common stock
Represents options to purchase 30,000 shares of common stock
Represents options to purchase 2,677,178 shares of common stock and 105,000 shares of common stock

(14)
The members of the Board of Directors of MediVision hold sole voting and dispositive power over the shares of Common Stock beneficially owned by MediVision. The members of MediVision’s Board of Directors are Noam Allon, Yigal Berman, Doron Maor, Mira Nesher and Amnon Roffe.  MediVision’s Board may act upon approval of a majority of the board present and voting on an action, assuming a quorum is met.  Each of Noam Allon, Yigal Berman, Doron Maor, Mira Nesher and Amnon Roffe expressly disclaims any equitable or beneficial ownership of the shares of Common Stock beneficially owned by MediVision.

(15)	Represents shares of common stock.
(16)
Moshe Arkin shares voting and dispositive power over the shares of Common Stock held by AccelMed with M. Arkin (1999) Ltd., A.M. AccelMed Management (2009), Ltd. and U.M. AccelMed.  Mr. Arkin is the sole director and beneficial owner of 99.9% of the outstanding shares of M. Arkin (1999) Ltd., which beneficially owns 80% of A.M. AccelMed Management (2009), Ltd., which is the general partner of AccelMed.  Each of Mr. Arkin, M. Arkin (1999) Ltd. and A.M. AccelMed Management (2009), Ltd. expressly disclaim equitable and beneficial ownership of the shares of Common Stock held by AccelMed.

(17)	Represents 13,338,603 shares of our common stock and warrants to purchase 4,404,772 of our common stock at $1.00 per share, respectively
(18) (19)
David Crook is the CEO and controlling shareholder of Tail Wind Advisory & Management Ltd., a UK corporation authorized and regulated by the Financial Services Authority of Great Britain, which is the investment manager for Tail Wind. Mr. Crook may be deemed to share voting and dispositive power with Tail Wind over the shares of Common Stock held by Tail Wind. Each of Mr. Crook and Tail Wind Advisory & Management Ltd. expressly disclaim equitable and beneficial ownership of the shares of Common Stock held by Tail Wind.
Represents 131,868 shares of common stock, 920,097 of shares issuable upon conversion of Convertible Notes due February 28, 2011, and warrants to purchase 1,239,396 of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2010, with respect to our equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,220,757	(1)	$0.79	856,684	(2)
Equity compensation plans not approved by security holders	1,553,800	(3)	$0.38
Total	3,774,557		$0.62	856,684

(1)
Represents 172,500 options granted under our 2010 Stock Option Plan, 720,426 options granted under our 2009 Stock Option Plan, 750,000 options granted under our 2005 stock option plan, and 577,831 options granted under our 2003 Stock Option Plan.

(2)
Represents 827,500 available for grant under the 2010 Stock Option Plan, 26,351 shares available for grant under the 2009 Stock Option Plan and 2,833 shares available for grant under the 2003 Stock Option Plan to our employees, directors, and consultants. Upon the expiration, cancellation or termination of unexercised options, shares subject to options under the plan will again be available for the grant of options under the applicable plan.

(3)
Includes 1,213,836 shares subject to options granted under the 2000 Stock Option Plan (the “2000 Plan”), an option to purchase 159,964 shares of our common stock which was issued to Alon Baraket for acting as the placement agent in the sale and issuance of securities to AccelMed, and an option to purchase 180,000 shares of our common stock which was issued to Noam Allon for consulting services during 2009.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence

(a)           Related Party Transactions

See Item 8. Financial Statements and Supplementary Data, Notes to Consolidated Financial Statements, Note 7. Related Party Transactions.

(b)           Significant ownership

AccelMed holds a 44% ownership of our common stock.

MediVision holds a 29% ownership of our common stock.

(c)           Directors

John Brown, Uri Ram, Jonathan Phillips, Barak Azmon, and Merle Symes are independent directors as defined by the NASDAQ Marketplace Rules. Gil Allon, who is not an independent director, is a member of the Compensation and Nomination Committee of our Board of Directors.

Item 14.                   Principal Accounting Fees and Services

For the fiscal years ended December 31, 2010 and December 31, 2009, Perry-Smith LLP has billed us the following fees for services rendered in connection with the audit and other services in respect to these years:

	2010	2009

Audit Fees (1)	$92,917	$87,500

Tax Fees (2)	28,940	20,000

All Other Fees (3)	28,245	20,560

Total	$150,102	$128,060

(1)
Services rendered for the audit of our annual financial statements included in our report on Form 10-K and the reviews of the financial statements included in our reports on Form 10-Q filed with the SEC.

(2)	Services in connection with the preparation of tax returns and the provision of tax advice.

(3)	Services related to Form S-1 and other miscellaneous securities filings.

All (100%) of the fees described above were approved by our Audit Committee.

It is the Audit Committee’s policy to pre-approve all audit and non-audit engagements of our independent auditor.

Item 15.                   Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Footnote Reference

2.1	Asset Purchase Agreement dated June 24, 2009, by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(5)

3.1	Articles of Incorporation of Ophthalmic Imaging Systems.	(1)

3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems).	(2)

3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series B Preferred Stock of Ophthalmic Imaging Systems).	(3)

3.4	Certificate of Amendment to Articles of Incorporation of Ophthalmic Imaging Systems.	(4)

3.5	Amended and Restated Bylaws of Ophthalmic Imaging Systems.	(4)

4.1	Specimen of Stock Certificate.	(1)

Exhibit Number	Description of Exhibit	Footnote Reference

4.2	Purchase Agreement dated October 29, 2007 among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(7)

4.3	Form of Convertible Notes dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(7)

4.4	Form of Warrant dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(7)

4.5	Registration Rights Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc.	(7)

4.6	Warrant dated June 24, 2009, issued in favor of U.M. AccelMed, Limited Partnership	(5)

4.7	Warrant dated May 25, 2010, issued in favor of U.M. AccelMed, Limited Partnership	(6)

4.8	Warrant agreement dated March 3, 2011 between Ophthalmic Imaging Systems and Mizrahi Tefahot Bank Ltd.	*

10.1	Lease Agreement, dated as of April 21, 2001, between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(8)

10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(9)

10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(9)

10.4	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to Ophthalmic Imaging Systems by Steven R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark Office).	(1)

10.5	Form of International Distribution Agreement used by Ophthalmic Imaging Systems and sample form of End User Software License Agreement.	(1)

10.6	Rental Agreement dated May 1, 1994 by and between Ophthalmic Imaging Systems and Robert J. Rossetti.	(10)

Exhibit Number	Description of Exhibit	Footnote Reference
10.7	Ophthalmic Imaging Systems’ 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(11)+

10.8	Form of Indemnification Agreement between Ophthalmic Imaging Systems and each of its directors, officers and certain key employees.	(12)

10.9	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United States Binational Industrial Research and Development Foundation, MediVision and Ophthalmic Imaging Systems.	(13)

10.10	2000 Stock Option Plan.	(8)+

10.11	2003 Stock Option Plan.	(14)

10.12	2005 Stock Option Plan.	(4)+

10.13	2009 Stock Option Plan.	(4)+

10.14	2010 Stock Option Plan.	(18)+

10.15	Loan and Security Agreement dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(9)

10.16	Promissory Note dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(9)

10.17	Secured Debenture dated as of July 20, 2005 by and between Ophthalmic Imaging Systems and United Mizrahi Bank Ltd.	(15)

10.18	Research and Development Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(15)

10.19	Distribution Agreement dated as of February 14, 2006 by and between Ophthalmic Imaging Systems and CCS Pawlowski GmbH.	(15)

10.20	Distribution Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.	(15)

10.21	Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems, MediStrategy Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.	(15)

10.22	Employment Agreement dated December 1, 2001 between Ophthalmic Imaging Systems and Gil Allon.	(16)+

10.23	Amendment to Employment Agreement dated April 12, 2006 between Ophthalmic Imaging Systems and Gil Allon.	(16)+

10.24	Employment Agreement dated July 11, 2002, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.25	Amendment to Employment Agreement dated December 3, 2003, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

Exhibit Number	Description of Exhibit	Footnote Reference
10.26	Amendment to Employment Agreement dated February 29, 2004, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.27	Amendment to Employment Agreement dated April 12, 2006, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.28	Letter Agreement dated March 12, 2009, between Ophthalmic Imaging Systems and Uri Ram.	(4)+

10.30	Letter Agreement dated August 31, 2007, between Ophthalmic Imaging Systems and William Greer.	(4)+

10.31	Letter Agreement dated October 30, 2009, between Ophthalmic Imaging Systems and William Greer.	(4)+

10.32	Letter Agreement dated August 31, 2007, between Ophthalmic Imaging Systems and Jonathan Phillips.	(4)+

10.33	Letter Agreement dated October 30, 2009, between Ophthalmic Imaging Systems and Jonathan Phillips.	(4)+

10.34	Letter Agreement dated October 29, 2010, between Ophthalmic Imaging Systems and Merle Symes.	*+

10.35	Letter Agreement dated February 8, 2011, between Ophthalmic Imaging Systems and John Brown	* +

10.36	Letter Agreement dated February 8, 2011, between Ophthalmic Imaging Systems and Barak Azmon.	*+

10.37	Purchase Agreement dated June 24, 2009, by and between Ophthalmic Imaging Systems and U.M. AccelMed, Limited Partnership.	(5)

10.39	Agreement dated June 24, 2009, by and among U.M. AccelMed, Limited Partnership, MediVision Medical Imaging Ltd., Agfa Gevaert N.V., Delta Trading and Services (1986) Ltd., Gil Allon, Noam Allon, Ariel Shenhar and Yuval Shenhar. 10.38 Form of Indemnification Agreement.	(5)

10.40	Extension Agreement dated June 24, 2009, by and between the Company, The Tail Wind Fund Ltd. and Solomon Strategic Holdings.	(5)

14	Code of Ethics.	(9)

23.1	Consent of Perry-Smith LLP, Independent Auditors.	*

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002.	*

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002.	*

________________________

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Ophthalmic Imaging Systems’ Registration Statement on Form S-18, number 33-46864-LA.

(2)	Incorporated by reference to Exhibit A of Exhibit 1 of Ophthalmic Imaging Systems’ Form 8-K, filed on January 2, 1998.

(3)	Incorporated by reference to Exhibit 3.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on November 24, 1999.

(4)	Incorporated by reference to Ophthalmic Imaging Systems Annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 29, 2010.

(5)	Incorporated by reference to Ophthalmic Imaging Systems Form 8-K filed on June 29, 2009

(6)	Incorporated by reference to Ophthalmic Imaging Systems Form 8-K filed on May 27, 2010

(7)	Incorporated by reference to Ophthalmic Imaging Systems’ Form 8-K filed on October 31, 2007.

(8)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.

(9)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.

(10)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended August 31, 1994, filed on November 29, 1994.

(11)	Incorporated by reference to Ophthalmic Imaging Systems’ Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

(12)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(13)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.

(14)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 25, 2004.

(15)	Incorporated by reference to Exhibit 99.2 of Ophthalmic Imaging Systems’ Form 8-K filed on July 25, 2005.

(16)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 29, 2006.

(17)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 29, 2010.

(18)	Incorporated by reference to Ophthalmic Imaging Systems’ Form S-8 Registration Statement, file on November 2, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: April 13, 2011	By:	/s/ Gil Allon
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gil Allon
Gil Allon	Director	April 13, 2011

/s/ John Brown
John Brown	Director, Chairman of the Board	April 13, 2011

/s/Uri Ram
Uri Ram	Director	April 13, 2011

/s/ Jonathan R. Phillips
Jonathan R. Phillips	Director	April 13, 2011

/s/ Merle Symes
Merle Symes	Director	April 13, 2011

/s/ Yigal Berman
Yigal Berman	Director	April 13, 2011

/s/ Uri Geiger
Uri Geiger	Director	April 13, 2011

/s/ Menachem Inbar
Menachem Inbar	Director	April 13, 2011

/s/ Barak Azmon
Barak Azmon	Director	April 13, 2011