Form 10-Q
period 2011-03-31
OPHTHALMIC IMAGING SYSTEMS
filed 2011-05-13
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes  ☐   No ☒

As of May 13, 2011, 30,304,151 shares of common stock, no par value, were outstanding.

OPHTHALMIC IMAGING SYSTEMS

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I.      FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Ophthalmic Imaging Systems Condensed Consolidated Balance Sheets (Unaudited)

Assets	March 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$2,795,627	$3,905,910
Accounts receivable, net	3,688,335	4,088,269
Inventories, net	1,635,996	1,757,873
Prepaid expenses and other current assets	495,063	357,380
Total current assets	8,615,021	10,109,432

Furniture and equipment, net	458,035	470,717
Capitalized imaging software, net	126,180	168,239
Capitalized software development, net	287,704	383,607
AcerMed asset purchase, net	142,523	190,029
Goodwill	807,000	807,000
Customer relationship intangible assets, net	394,488	411,863
Other intangible assets, net	57,815	66,075
Other assets	32,738	12,524
Total assets	$10,921,504	$12,619,486

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$934,087	$1,256,515
Accrued liabilities	1,421,416	1,709,616
Derivative liability financial instruments	1,369,182	1,698,416
Deferred extended warranty revenue-current portion	1,978,094	1,722,235
Customer deposits	276,670	312,731
Notes payable-current portion	1,470,897	1,518,099
Total current liabilities	7,450,346	8,217,612

Deferred extended warranty revenue, less current portion	252,346	251,785
Notes payable, less current portion	1,807,773	1,301,523
Total liabilities	9,510,465	9,770,920

Commitments and contingencies

Equity
Ophthalmic Imaging Systems’ stockholders' equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010
Common stock, no par value, 100,000,000 shares authorized; 30,304,151 shares issued and outstanding at March 31, 2011 and December 31, 2010	21,722,550	21,708,743
Additional paid-in-capital	139,095	65,544
Accumulated deficit	(20,826,730)	(19,284,427)
Cumulative translation adjustment	(31,303)	(58,368)
Total Ophthalmic Imaging Systems’ stockholders’ equity	1,003,612	2,431,492
Noncontrolling interest	407,427	417,074
Total equity	1,411,039	2,848,566
Total liabilities and stockholders' equity	$10,921,504	$12,619,486

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Operations (Unaudited)

	Three months ended March 31,
	2011	2010
Sales - products	$2,266,224	$3,119,125
Cost of sales - products	1,210,788	1,135,909
Cost of sales – amortization	185,469	185,468

Gross profit - products	869,967	1,797,748

Sales - service	1,197,716	$1,014,190
Cost of sales - service	675,588	545,376
Gross profit - service	522,128	468,814

Total net sales	3,463,940	4,133,315
Cost of sales	2,071,845	1,866,753
Gross profit	1,392,095	2,266,562

Operating expenses:
Sales and marketing	1,716,821	1,544,594
General and administrative	618,889	516,879
Research and development	849,406	844,198
Total operating expenses	3,185,116	2,905,671
Loss from operations	1,793,021	639,109

Other income (expense)
Change in fair value of derivative financial liabilities	329,234	(768,605)
Interest expense	(62,663)	(70,013)
Other expenses	(21,773)	(51,722)
Interest income	9,135	10,359
Total other expense, net	253,933	(879,981)

Net loss before taxes	(1,539,088)	(1,519,090)
Income tax (expense) benefit	(12,862)	12,876

Net loss	(1,551,950)	(1,506,214)
Less: noncontrolling interest’s share	9,647	11,224
Net loss attributable to Ophthalmic Imaging Systems	$(1,542,303)	$(1,494,990)
Shares used in the calculation of basic and diluted net loss per share	30,304,151	26,518,618

Basic and diluted net loss per share (1)	$(0.05)	$(0.06)

(1)	The amount of anti-dilutive shares for the three months ended March 31, 2011 and 2010 were 1,164,096 and 1,665,711 respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended March 31,
	2011	2010
Net loss attributable to Ophthalmic Imaging Systems	$(1,542,303)	$(1,494,990)
Other comprehensive loss
Foreign currency translation	27,065	(19,789)
Comprehensive net loss	$(1,515,238)	$(1,514,779)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Ophthalmic Imaging Systems
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2011	2010
Operating activities:
Net loss	$(1,551,950)	$(1,506,214)
Adjustments to reconcile net loss to net cash used in
operating activities
Depreciation and amortization	60,387	77,305
Loss on disposal of equipment	-	1,541
Stock based compensation expense Warranty Expense	13,807 17,713	9,125 52.300
Change in fair value of derivative liability financial instruments	(329,234)	768,605
Amortization of AcerMed software license	47,506	47,506
Amortization of imaging software	42,059	42,059
Amortization of R&D	95,902	95,902
Amortization of prepaid financing related to note payable	-	16,646
Discount related to note payable	17,561	43,003
Amortization of customer relationship intangibles	23,289	15,030
Net decrease in accounts receivable – customer	489,862	392,789
Provision for bad debt	(89,024)	1,197
Net decrease (increase) in inventories	120,282	(176,598)
Net increase in prepaid and other assets	(137,682)	(390,659)
Net (increase) decrease in other assets	(17,962)	10,611
Net decrease in accounts payable – related parties	-	(7,514)
Net (decrease) increase in other liabilities other than short-term borrowings	(398,690)	461,207
Net cash used in operating activities	(1,596,174)	(46,159)
Investing activities:
Purchase of furniture and equipment	(48,057)	(63,727)

Financing activities:
Principal payments on notes and leases payable	(243,594)	(20,533)
Principal payments on notes payable - auto	(1,716)	(10,679)
Notes payable – Abraxas	-	43,400
Payments for financing fees	-	(10,960)
Proceeds from refinance	750,000	-
Net cash provided by financing activities	504,690	1,228

Effect of exchange rate changes on cash and cash equivalents	29,258	(23,340)

Net decrease in cash and equivalents	(1,110,283)	(131,998)
Cash and equivalents, beginning of the period	3,905,910	5,406,239
Cash and equivalents, end of the period	$2,795,627	$5,274,241

Non-cash financing for the three months ended March 31, 2010:
- $250,000 of our convertible notes payable was converted into shares of our common stock.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

Three Month Periods ended March 31, 2011 and 2010

(Unaudited)

Note 1.	Critical Accounting Policies Basis of Presentation

    The accompanying unaudited condensed consolidated balance sheet as of March 31, 2011, condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the consolidated comprehensive loss and consolidated cash flows for the three months ended March 31, 2011 and 2010 have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report of Ophthalmic Imaging Systems’ (the “Company”) for the year ended December 31, 2010 on Form 10-K. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and results of operations for the periods presented. The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year.  Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current period.

Revenue Recognition

    The Company’s revenue recognition policies are in compliance with applicable accounting rules and regulations  including FASB Accounting Standards Codification Topic 985, Software, Topic 605, Revenue and Subtopic 25, Multiple-Element Arrangements. The significant deliverables in the multiple-element arrangements that the company engages in represent hardware and software product sales, installation and training services, and support services. These deliverables qualify for separate units of accounting.  Under accounting for revenue with multiple element arrangements, the multiple components of the Company’s revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

    Revenue for products is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If the Company make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, the Company concluded that consideration received from customer agreements is reliably measurable because the amount of the consideration is fixed and no specific refund rights are included in the arrangement. The Company defers 100% of the revenue from sales shipped during the period that we believe may be uncollectible. When contract terms include multiple elements that are considered separate units of accounting, the consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price. The best estimate of selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis. Separation of consideration received in such arrangements is determined based on a selling price hierarchy for determining the selling price of a deliverable, which is based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. The Company determines the selling price for deliverables based on vendor-specific objective evidence of selling price determined based on the price charged for each deliverable sold separately.

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

    The Company does not have a general policy for cancellation, termination, or refunds associated with the sale of our products and services.  All items are on one quote/purchase order with payment terms specified for the whole order.  Occasionally, the Company have customers who require specific acceptance tests and, accordingly, The Company does not recognize such revenue until these specific tests are met.

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

    The Company calculates its tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future.  In making this determination, the Company assess the amount of our unlimited and capped net operating losses amounts the Company will more likely than not be able to use, as well as the deferred tax asset amount related to the temporary differences of the Company’s balance sheet accounts.

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

The Company does not currently allocate taxes between the Company and its subsidiary, Abraxas, due to the immaterial impact of Abraxas on our tax provision.

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

The Company has not recorded an impairment loss related to goodwill or other intangible assets during the three months ended March 31, 2011 and 2010, respectively.

Software Capitalization

    In 2008, the Company capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed, upon modification by the Company’s research and development, team to our customers. The amount that the Company capitalized for this software was $570,077.  During the first three months of 2009, the Company began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the three months ended March 31, 2011 in the amount of $47,506. The carrying value of this asset at March 31, 2011 and December 31, 2010 was $142,523 and $190,029, respectively.

    The Company also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. The Company believes that the software was technologically feasible when it began to capitalize the costs because it had worked with a model/prototype that had been in the market before our acquisition. The amount of development that was capitalized in connection with this software is $1,150,831.  During the first three months of 2009, the Company began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three months ended March 31, 2011 was $95,903. The carrying value of this asset at March 31, 2011 and December 31, 2010 was $287,704 and $383,607, respectively.

    In 2008, the Company also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, the Company began to sell this software and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three months ended March 31, 2011 was $42,059. The carrying value of this asset at March 31, 2011 and December 31, 2010 was $126,180 and $168,239, respectively.

Warranty Reserve

    The Company’s warranty reserve contains two components, a general product reserve recorded on a per product basis and a specific reserve. The product reserve is calculated based on a fixed dollar amount per product shipped each quarter.  Specific reserves usually arise from the introduction of new products. When a new product is introduced, the Company reserve for specific problems arising from potential issues, if any. As issues are resolved, we reduce the specific reserve. These types of issues can cause our warranty reserve to fluctuate outside of sales fluctuations.

    The Company estimate’s the cost of the various warranty services by taking into account the estimated cost of servicing routine warranty claims in the first year, including parts, labor and travel costs for service technicians. The Company analyzes the gross profit margin of our service department, the price of our extended warranty contracts, factor in the hardware costs of the various systems, and use a percentage to calculate the cost per system to use for the first year manufacturer’s warranty.

    During the three months ended March 31, 2011 and 2010 the general warranty reserve increased from $141,022 to $183,138 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

Convertible Notes and Warrants

    The Company issued convertible notes (the “Notes”) which are convertible into shares of our common stock and warrants (the “Warrants”) to purchase shares of our common stock. The anti-dilution provisions present in the conversion option of the Notes and Warrants trigger if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price.  Once triggered, the exercise price will be adjusted pursuant to a weighted-average formula. The fair value of the conversion option of the Note has been recorded in the balance sheet as a derivative financial liability. The fair value of the conversion option of the Note is determined based on a lattice valuation model and the changes in the fair value of the conversion option is reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total value of the conversion option was $39,478 and $70,400, respectively. The fair value of the Warrants has also been recorded in the balance sheet as derivative financial liabilities. The fair values of the Warrants are determined based on a lattice valuation model and the changes in the fair value are reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total value of the Warrants was $1,329,704 and $1,628,016, respectively.

Derivative Liability Financial Instruments

    Derivative liability financial instruments are comprised of warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note. Anti-dilution provisions present in these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. The Company records all derivative liability financial instruments in the balance sheet within the Derivative Liability Financial Instruments statement caption at fair value. Changes in the fair values of these instruments are reported in the results of operations for the period. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure and, accordingly, the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

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

Recently Issued Accounting Guidance

Adopted

    On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of  this update did not result in a change in the units of accounting, the way the Company allocates the arrangement consideration to various units of accounting or the pattern and timing of revenue recognition. The adoption of this Update did not have a material effect on the Consolidated Financial Statements.

    On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in Note 7 to the Consolidated Financial Statements.

    On January 1, 2011, the Company adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The adoption of these changes had no impact on the Consolidated Financial Statements.

    On January 1, 2011, the Company adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the Consolidated Financial Statements.

Note 2.	Inventories

Inventories, which consist primarily of purchased system parts, subassemblies and assembled systems, are stated at the lower of cost (determined using the first-in, first-out method) or market.

Inventories consist of the following:

	As of March 31, 2011	As of December 31, 2010
Raw materials	$443,671	$555,899
Work-in-process	467,793	520,824
Finished goods	724,532	681,150
	$1,635,996	$1,757,873

Note 3.	Loss Per Share

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

U.M. AccelMed, Limited Partnership

As of March 31, 2011, U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) is our largest shareholder with 13,338,603 shares of our common stock or 44%.  On June 24, 2009 AccelMed acquired 9,633,228 shares and a warrant to purchase up to 3,211,076 shares of our common stock for an aggregate purchase price of $3,999,972.  The 1st installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012. We recorded $3,552,599 of the aggregate purchase price of $3,999,972 to common stock, net of stock issuance costs and the remaining amount allocated to warrants. On May 26, 2010 the 2nd and final installment was completed, under which we issued to AccelMed 3,581,089 shares and a warrant to purchase up to 1,193,696 shares for an aggregate purchase price of $1,999,967. The 2nd installment warrant has an exercise price of $1.00 per share and expires on June 23, 2012. We recorded $1,346,326 of the aggregate purchase price of $1,999,967 to common stock, net of stock issuance costs and the remaining amount allocated to warrants. The remaining 124,286 shares of common stock were purchased from MediVision Medical Imaging Ltd. on January 6, 2010 at a purchase price of $0.70 per share.

The warrants issued to AccelMed include certain anti-dilution provisions which trigger if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula. We record the fair value of the warrants issued to AccelMed on June 24, 2009 and May 26, 2010, in the balance sheet as a derivative financial liability. The fair values of these warrants are determined based on a lattice valuation model and changes in the fair value of the warrants are reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total values of these warrants were $928,085 and $1,169,280, respectively.

MediVision Medical Imaging Ltd.

As of March 31, 2011, MediVision Medical Imaging Ltd., an Israeli corporation (“MediVision”), is our second largest shareholder with 8,630,825 shares of our common stock, or 29%.

On October 21, 2009 we purchased substantially all the assets of MediVision (the “MediVision Asset Purchase”). At March 31, 2011, the carrying values of the assets acquired from MediVision were as follows: intangible assets related to customer relationships and goodwill were $394,488 and $807,000, respectively. During the three months ended March 31, 2011 and 2010, the Company recognized revenue of $253,511 and $282,825 and net losses of $86,137 and $86,010 related to the business operations purchased in connection with the MediVision Asset Purchase, respectively. As of March 31, 2011, the noncontrolling interest related to the business operations purchased from MediVision was $407,427.

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

MediStrategy, Ltd.

Effective January 1, 2010, OIS Global entered an agreement with MediStrategy Ltd., an Israeli company owned by Noam Allon (“MS”), for Mr. Allon’s consulting services. Under the agreement, MS will be compensated a monthly amount of approximately $18,000.

Note 5.	Share-based Compensation

At March 31, 2011, we have six active stock-based compensation plans (the “Plans”).  Options granted under these plans generally have a term of ten years from the date of grant unless otherwise specified in the option agreement.  The plans generally expire ten years from the inception of the plans.  The majority of options granted under these agreements have a vesting period of three to four years.  Incentive stock options under these plans are granted at fair market value on the date of grant and non-qualified stock options granted can not be less than 85% of the fair market value on the date of grant.

A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2011 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	3,774,557	$0.62	6.29	$868,148
Granted	450,000	$0.83	9.95	-
Exercised	-	-	-	-
Forfeited/Expired	(128,000)	$0.63	-	-
Outstanding at March 31, 2011	4,096,557	$0.64	6.17	$696,415
Exercisable at March 31, 2011	3,061,594	$0.59	3.06	$673,551

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

As of March 31, 2011, we had $66,364 of unrecognized expenses related to non-vested stock-based compensation, which is expected to be recognized through 2014.  The total fair value of options vested and the incremental expense for stock-based compensation during the three months ended March 31, 2011 and 2010 was $13,807 and $9,125, respectively.

In calculating compensation related to stock option grants for the three months ended March 31, 2011, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions: dividend yield none; expected volatility of 83%, risk-free interest rate of 3.36% and expected term of 10 years.

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

Note 6.	Notes Payable

Notes payable at March 31, 2011 and December 31, 2010 consist of the following:

	March 31, 2011	December 31, 2010
Convertible note	$870,843	$1,094,947
United Mizrahi Bank Loan	2,176,448	1,500,000
Other	231,379	224,675
Total	3,278,670	2,819,622

Less: current portion	1,470,897	1,518,099
Long-term portion	$1,807,773	$1,301,523

As of March 31, 2011, the Company’s long-term debt payment obligations for each of the next five years are:

Long term debt
2012	$687,807
2013	737,706
2014	374,721
2015	7,539
2016	-
$1,807,773

Convertible note

On October 29, 2007, we issued 6.5% convertible notes (the “Notes”), which are convertible into shares of our common stock and warrants (the “Warrants”), to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”) to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share.  These warrants expire on December 10, 2012.

On June 24, 2009, we entered into an Extension Agreement (the “Extension Agreement”) by and between us and the Holders.  Pursuant to the Extension Agreement, with respect to the Notes, the Holders agreed to extend the principal payments due thereon for 18 months, such that the first principal payment of $208,333 was due December 31, 2010. Principal payments of $229,167 are due on April 30, 2011, June 30, 2011, August 30, 2011, and October 31, 2011, the extend maturity date of the Notes. As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to the Holders to purchase an aggregate of 500,000 shares of our common stock.  These New Warrants have an exercise price of $1.00 per share and expire on June 24, 2012. Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement with AccelMed, the conversion and exercise prices changed from $1.64 to $1.06 per share for the Notes and $1.87 to $1.21 per share for the Warrants.  Based on these changes, the Holders received an additional 371,157 and 333,686 shares of common stock under the Notes and Warrants, respectively. During the 1st quarter of 2010, the Holders converted an aggregate of $250,000 of the Convertible Notes principal balance into 219,780 shares of our common stock.

The anti-dilution provisions present in the conversion option of the Note, Warrants, and New Warrants, which trigger if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula. The fair value of the conversion option of the Note has been recorded in the balance sheet as a derivative financial liability. The fair value of the conversion option of the Note is determined based on a lattice valuation model and changes in the fair value of the conversion option is reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total value of the conversion option was $34,478 and $70,400, respectively. The fair value of the Warrants and New Warrants has been recorded in the balance sheet as derivative financial liabilities. The fair values of the Warrants and New Warrants are determined based on a lattice valuation model and changes in the fair value are reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total value of the Warrants and New Warrants was $316,044 and $363,606, respectively.

United Mizrahi Bank Loan

On October 23, 2009, we entered into a Secured Debenture (the “Secured Debenture”) with United Mizrahi Bank.  Under the Secured Debenture we agreed to assume MediVision’s loan under the Debenture in an amount of up to $1,500,000 (the “Loan Amount”).  We also agreed to secure the Loan Amount by granting United Mizrahi Bank a security interest in all or substantially all of our assets.  Under the Secured Debenture, United Mizrahi Bank may require the immediate payment of the entire Loan Amount upon certain events, which include among other things, our failure to make a payment on a due date or a breach or failure to perform its obligations pursuant to the Secured Debenture.  Upon failure to make a payment, we must pay, within seven days, the amount demanded by United Mizrahi Bank. The Loan amount accrues interest at a rate equal to LIBOR, plus 4.75%. We must maintain a cash balance of at least $400,000 at United Mizrahi Bank as long as the loan remains outstanding.  As the balance of the deposit is not legally restricted or held as a compensating balance against borrowings, it is not reported as restricted cash on the balance sheet as of  March 31, 2011. We are also subject to a debt covenant, whereby our cash plus accounts receivable must be at least 150% of the principal and interest outstanding under the loan.

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

The exercise price is, subject to the happening of certain events, including, but not limited to, the payment of a stock dividend or a stock split.  The Warrant also includes certain anti-dilution provisions if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price, then the exercise price will be adjusted pursuant to a weighted-average formula. Upon or immediately prior to an Exit Transaction, United Mizrahi may elect to waive all or any portion of the rights under the Warrant for $225,000 (the “Alternative Payment”).  If only a portion of the Warrant is waived or if the Warrant was partially exercised prior to the Exit Event, the Alternative Payment will be reduced proportionately.  We record the fair value of the Warrant, using a lattice valuation model, in the balance sheet as a derivative liability financial instrument. Changes in the fair value of the Warrant are reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the fair value of the warrants was $85,575 and $95,130, respectively.

On March 3, 2011, the Company, entered into a Refinance Agreement (the “Refinance Agreement”) by and between the Company and United Mizrahi Bank. Pursuant to the terms of the Refinance Agreement, United Mizrahi Bank agreed to increase the Loan Amount from $1,500,000 to $2,250,000 and defer principal payments due thereon for 6 months, such that the next principal payment of $62,500 will be due July 1, 2011. Thereafter principal payments of $62,500 will be due each month until maturity of the debt in June 2014. In consideration for the refinance of the note, the Company issued warrants to Mizrahi Tefahot Bank Ltd. to purchase an aggregate of 215,000 shares of the Company’s common stock (the “Refinance Warrants”). The Refinance Warrants have an exercise price of $1.00 per share and expire on March 3, 2014. We recorded the Refinance Warrants in the balance sheet as an equity instrument. The Refinance Warrants do not meet the definition of derivative instruments in accordance with ASC 815. The Warrants were measured at fair value on the date of the transaction, March 3, 2011, and recorded within Additional paid-in-capital, a component of Ophthalmic Imaging Systems’ stockholders’ equity. The $73,552 value ascribed to the Refinance Warrants was estimated on March 3, 2011 using a lattice valuation model with the following assumptions: risk-free interest rate of 1.18%; expected life 3 years, expected volatility 83% and an expected dividend yield of 0.0%. The Company treated the Refinance Agreement as a debt modification as the terms of the Refinance Agreement were not substantively different than the original agreement. In accordance with ASC 470, the Company recorded interest expense based on a new effective interest rate which was determined based on the carrying amount of the instrument.

Note 7.	Fair Value Measurement

The following are the methods and assumptions we used to estimate the fair value of our financial instruments:

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

• Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (for example, quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets not considered to be active, inputs other than quoted prices that are observable for the asset or liability, or market-corroborated inputs).

• Level 3 – inputs that are not observable from objective sources, such as the Company’s internally developed assumptions used in pricing as asset or liability (for example, an estimate of future cash flows used in a company’s internally developed present value in that company’s internally developed present value of future cash flows model that underlies the fair-value measurement).

In determining fair value, we utilize observable market data when available, or models that incorporate observable market data. In addition to market information, we incorporate transaction-specific details that, in management’s judgment, market participants would take into account when measuring fair value.

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

The Company has no items valued using Level 1 and Level 2 inputs. The following table sets forth the fair value hierarchy of the Company’s financial liabilities that were accounted for at fair value on a recurring bases as of March 31, 2011 and December 31, 2010. No asset financial instruments were recorded at fair value on a recurring basis at March 31, 2011 and December 31, 2010.

The following table summarizes the valuation of our financial liabilities by the fair value hierarchy at March 31, 2011 and December 31, 2010:

March 31, 2011
Liabilities at Fair Value:	Total	Level 1	Level 2	Level 3
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$39,478	-	-	$39,478

Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	316,044	-	-	316,044
United Mizrahi Bank	85,575	-	-	85,575
AccelMed	928,085	-	-	928,085
Total	$1,369,182	-	-	$1,369,182

December 31, 2010
Liabilities at Fair Value:	Total	Level 1	Level 2	Level 3
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$70,400	-	--	$70,400

Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	363,606	-	-	363,606
United Mizrahi Bank	95,130	-	-	95,130
AccelMed	1,169,280	-	-	1,169,280
Total	$1,698,416	-	-	$1,698,416

The Company utilizes inputs that are not observable from objective sources, such as the Company’s internally developed assumptions. The Company uses market data or assumptions that market participants would use in pricing its instruments. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy. The Company uses an income approach to value its convertible debt and warrant derivative liability financial instruments. These instruments are valued using a lattice valuation model using market information as of the reporting date such as prevailing interest rates, the Company’s stock price volatility, and expected term.

The embedded conversion option listed above was issued in connection with a convertible note issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”). The warrants listed above issued to the Holders were issued on October 27, 2007 and June 24, 2009 (See Note 6). The warrants issued to United Mizrahi Bank listed above were issued on October 26, 2009 (See Note 6). The warrants issued to U.M. AccelMed, Limited Partnership, an Israeli limited partnership (“AccelMed”) listed above were issued to on June 24, 2009 and May 26, 2010 (See Note 4).

The following table summarizes current derivative liability financial instruments.

	March 31, 2011
	Cost	Fair Value	Carrying Value
Current Liabilities at fair value:
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$34,631	$39,478	$39,478
Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	83,929	316,044	316,044
United Mizrahi Bank	40,139	85,575	85,575
AccelMed	813,471	928,085	928,085
Total current	$972,170	$1,369,182	$1,369,182

	December 31, 2010
	Cost	Fair Value	Carrying Value
Current Liabilities at fair value:
Loan conversion option
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	$34,631	$70,400	$70,400
Warrants
The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	83,929	363,606	363,606
United Mizrahi Bank	40,139	95,130	95,130
AccelMed	813,471	1,169,280	1,169,280
Total current	$972,170	$1,698,416	$1,698,416

The activity relating to derivative liability financial instruments valued on a recurring basis utilizing Level 3 inputs for the three months ended March 31, 2011 is summarized below:

Conversion Option First Quarter Ended March 31, 2011 The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.
Beginning Balance	$70,400
Conversion	-
Other adjustments	-
Valuation Adjustment	(30,922)
Purchases, sales, issuances, and settlements	-
Transfers into and (or) out of Level 3	-
Ending Balance	$39,478

	Warrants First Quarter Ended March 31, 2011
	The Tail Wind Fund Ltd. and Solomon Strategic Holdings	AccelMed	United Mizrahi Bank
Beginning Balance	$363,606	$1,169,280	$95,130
Conversion	-	-	-
Other adjustments	-	-	-
Valuation Adjustment	(47,562)	(241,195)	(9,555)
Purchases, sales, issuances, and settlements	-	-	-
Transfers into and (or) out of Level 3	-	-	-
Ending Balance	$316,044	$928,085	$85,575

Note 8.

We recorded a gain of $329,234 and a (loss) of $(768,805) as a result of the changes in fair value of derivative liability financial instruments during the quarter ended March 31, 2011 and 2010, respectively.

There were no purchases, sales, issuances, or settlements of Level 3 financial instruments. Additionally, there were no transfers of financial instruments into or out of Level 3.

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

The following provides a reconciliation of changes in our warranty reserve:

	Unaudited Three Months Ended March 31,
	2011	2010
Warranty balance at beginning of period	$172,725	$98,599

Reductions for warranty services provided	(7,300)	(9,877)

Changes in accrual for warranties issued in the current period	58,907	74,800

Changes in the accrual for warranties existing at the beginning of the current period	(41,194)	(22,500)

Warranty balance at end of period	$183,138	$141,022

Note 9.	Segment Reporting

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

All significant intercompany balances and transactions have been eliminated in consolidation.

The following presents our financial information by segment for the three months ended March 31, 2011 and 2010:

	Three months ended March 31, 2011

	OIS	Abraxas	Other	Total

Statement of Operations:
Net revenues	$2,929,787	$360,040	$174,113	$3,463,940

Gross profit	1,536,471	(235,316)	90,940	1,392,095

Operating loss	(650,840)	(1,126,473)	(15,708)	(1,793,021)

Net loss (consolidated)				(1,551,950)

	Three months ended March 31, 2010

	OIS	Abraxas	Other	Total

Statement of Operations:
Net revenues	$3,242,560	$766,565	$124,190	$4,133,315

Gross profit	1,912,614	270,642	83,306	2,266,562

Operating loss	(162,160)	(457,342)	(19,607)	(639,109)

Net loss (consolidated)				(1,506,214)

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

As of March 31, 2011, we had stockholders’ equity of $1,411,039 and our current assets exceeded our current liabilities by $1,164,675.

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

Revenue Recognition

The Company’s revenue recognition policies are in compliance with applicable accounting rules and regulations  including FASB Accounting Standards Codification Topic 985, Software, Topic 605, Revenue and Subtopic 25, Multiple-Element Arrangements. The significant deliverables in the multiple-element arrangements that the company engages in represent hardware and software product sales, installation and training services, and support services. These deliverables qualify for separate units of accounting. Under accounting for revenue with multiple element arrangements, the multiple components of the Company’s revenue are considered separate units of accounting in that revenue recognition occurs at different points of time for (1) product shipment, (2) installation and training services, and (3) service contracts based on performance or over the contract term as we incur expenses related to the contract revenue.

Revenue for products is recognized when title passes to the customer, which is upon shipment, provided there are no conditions to acceptance, including specific acceptance rights. If the Company make an arrangement that includes specific acceptance rights, revenue is recognized when the specific acceptance rights are met. Upon review, the Company concluded that consideration received from customer agreements is reliably measurable because the amount of the consideration is fixed and no specific refund rights are included in the arrangement. The Company defers 100% of the revenue from sales shipped during the period that we believe may be uncollectible. When contract terms include multiple elements that are considered separate units of accounting, the consideration is allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price. The best estimate of selling price is determined in a manner that is consistent with that used to determine the price to sell the deliverable on a stand alone basis. Separation of consideration received in such arrangements is determined based on a selling price hierarchy for determining the selling price of a deliverable, which is based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. The Company determines the selling price for deliverables based on vendor-specific objective evidence of selling price determined based on the price charged for each deliverable sold separately.

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

The Company does not have a general policy for cancellation, termination, or refunds associated with the sale of our products and services.  All items are on one quote/purchase order with payment terms specified for the whole order.  Occasionally, the Company have customers who require specific acceptance tests and, accordingly, The Company does not recognize such revenue until these specific tests are met.

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

We calculate our tax provision quarterly and determine the amount of our deferred tax asset that will more-likely-than-not be used in the future.  In making this determination, we have to assess the amount of our unlimited and capped net operating loss amounts we will more likely than not be able to use, as well as the deferred tax asset amount related to the temporary differences of our balance sheet accounts.

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

The Company has not recorded an impairment loss related to goodwill or other intangible assets during the three months ended March 31, 2011 and 2010, respectively.

Software Capitalization

In 2008, we capitalized our EMR and PM software that we acquired from AcerMed through the bankruptcy court.  This software was purchased with the intention that it would be sold, leased or marketed upon modification by our research and development team to our customers. The amount that we capitalized for this software was $570,077.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  Our EMR and PM software was amortized during the three months ended March 31, 2011 in the amount of $47,506. The carrying value of this asset at March 31, 2011 and December 31, 2010 was $142,523 and $190,029, respectively.

We also capitalized the development costs incurred to prepare this software for sale. Development costs were capitalized once technological feasibility was established. We believe that the software was technologically feasible when we began to capitalize the costs because we had worked with a model/prototype that had been in the market before our acquisition. The amount of development that we capitalized in connection with this software is $1,150,831.  During the first three months of 2009, we began to sell this software, and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three months ended March 31, 2011 was $95,903. The carrying value of this asset at March 31, 2011 and December 31, 2010 was $287,704 and $383,607, respectively.

In 2008, we also capitalized $504,711 of costs associated with the development of a web-based software once technological feasibility was established. During the first three months of 2009, we began to sell this software and amortize this asset using the straight line method of amortization over the economic life of the asset, which we concluded to be three years.  The amount of this asset that was amortized during the three months ended March 31, 2011 was $42,059. The carrying value of this asset at March 31, 2011 and December 31, 2010 was $126,180 and $168,239, respectively.

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

During the three months ended March 31, 2011 and 2010 the general warranty reserve increased from $141,022 to $183,138 due to the increase in product shipments versus the amount of replacements, repairs or upgrades performed.

Convertible Notes and Warrants

We issued convertible notes (the “Notes”) which are convertible into shares of our common stock and warrants (the “Warrants”) to purchase shares of our common stock. The anti-dilution provisions present in the conversion option of the Notes and Warrants trigger if we issue or sell any equity securities or securities convertible into equity, options or rights to purchase equity securities at a per share selling price less than the exercise price.  Once triggered, the exercise price will be adjusted pursuant to a weighted-average formula. The fair value of the conversion option of the Note has been recorded in the balance sheet as a derivative financial liability. The fair value of the conversion option of the Note is determined based on a lattice valuation model and the changes in the fair value of the conversion option is reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total value of the conversion option was $39,478 and $70,400, respectively. The fair value of the Warrants has also been recorded in the balance sheet as derivative financial liabilities. The fair values of the Warrants are determined based on a lattice valuation model and the changes in the fair value are reported in earnings each reporting period. As of March 31, 2011, and December 31, 2010, the total value of the Warrants was $1,329,704 and $1,628,016, respectively.

Derivative Liability Financial Instruments

Derivative liability financial instruments are comprised of warrants to purchase shares of our common stock and embedded conversion options issued in connection with a convertible note. Anti-dilution provisions present in these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. The Company records all derivative liability financial instruments in the balance sheet within the Derivative Liability Financial Instruments statement caption at fair value. Changes in the fair values of these instruments are reported in the results of operations for the period. The Company does not hold any derivative liability financial instruments that reduce risk associated with hedging exposure and, accordingly, the Company has not designated any of its derivatives liability financial instruments as hedge instruments.

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

Recently Issued Accounting Guidance

Adopted

On January 1, 2011, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. The adoption of this update did not result in a change in the units of accounting, the way the Company allocates the arrangement consideration to various units of accounting or the pattern and timing of revenue recognition. The adoption of this update did not have a material effect on the Consolidated Financial Statements.

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). These changes were applied to the disclosures in Note 7 to the Consolidated Financial Statements.

On January 1, 2011, the Company adopted changes issued by the FASB to the testing of goodwill for impairment. These changes require an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors. This will result in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2011, the Company adopted changes issued by the FASB to the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The adoption of these changes had no impact on the Consolidated Financial Statements.

Results of Operations

Sales

Our sales for the three months ended March 31, 2011 were $3,463,940, representing a 16% decrease from sales of $4,133,315 for the three months ended March 31, 2010.  The decrease in sales is primarily due to a decrease in product sales of $852,901 during the three months ended March 31, 2011 compared to the same period in 2010. During the first quarter of 2011 Abraxas hired a full time Chief Executive Officer. The major factor in the decrease in product sales is attributable to a decrease in EMR/PM product sales. Contributing to this decline was a shift of focus and priorities of Abraxas management during the transition of the new Chief Executive Officer.

Product sales accounted for approximately 65% and 75% of our sales for the three months ended March 31, 2011 and 2010, respectively. Service sales accounted for approximately 35% and 25% of our sales for the three months ended March 31, 2011 and 2010, respectively

Gross Profit

Gross profit on product sales were approximately 38% and 58% during the three months ended March 31, 2011 and 2010, respectively. Gross profit on product sales decreased due to the decrease in product revenue in relation to fixed costs and a decrease in software sales which contain higher profit margin.

Gross profit on service sales were approximately 44% and 46% during the three months ended March 31, 2011 and 2010, respectively. Gross profit on service sales decreased due to an increase in fixed costs relative to service sales. The increase in fixed costs is due to additional service personnel hired during the three months ended March 31, 2011.

Sales and Marketing Expenses

Sales and marketing expenses accounted for approximately 50% and 37% of total revenues during the three months ended March 31, 2011 and 2010, respectively.  Sales and marketing expenses increased to $1,716,821 versus $1,544,594 during the three months ended March 31, 2011 and 2010, respectively, representing an increase of $172,227 or 11%. This increase was primarily due to the addition of new sales representatives to support the new product and revenue streams.

General and Administrative Expenses

General and administrative expenses were $618,889 and $516,879 during the three months ended March 31, 2011 and 2010, respectively, representing an increase of $102,010 or 20%. This increase was primarily due to an increase in Abraxas payroll related expenses of approximately $49,000 primarily due to the hiring of Abraxas’ Chief Executive Officer and an increase in consulting expense of approximately $51,000 primarily due to the addition of new board members and additional quality control consulting expenditures. General and administrative expenses accounted for approximately 18% and 13% of revenues during the three months ended March 31, 2011 and 2010, respectively.

Research and Development Expenses

Research and development expenses were $849,406 and $844,198 during the three months ended March 31, 2011 and 2010, respectively, representing an increase of $5,208 or 1%.  These expenses accounted for approximately 25% and 20% of revenues during the three months ended March 31, 2011 and 2010, respectively.

Our research and development expenses are derived primarily from our continued research and development efforts on new digital image capture products and our EMR and PM software.

Other Income (Expenses), Net

Other income (expenses) was $253,933 and $(879,981) during the three months ended March 31, 2011 and 2010, respectively, representing an increase of $1,133,914 or 129%. The increase is attributable to an increase of $1,097,839 related to the change in the fair value of derivative liability financial instruments.

Income Taxes

Income tax (expense) benefit was ($12,862) and $12,876 during the three months ended March 31, 2011 and 2010, respectively.   We calculate our tax provision quarterly and assess how much deferred tax asset is more likely than not to be used in the future.  At this time, due to our current losses and the current state of the economy, we have established a 100% valuation allowance against our deferred tax asset.

Net loss

We recorded net loss of $1,542,303 or $0.05 basic net loss per share and a net loss of $1,494,990 or $0.06 basic net loss, for the quarter ended March 31, 2011 and 2010, respectively.  Net loss for the three months ended March 31, 2011 is mainly attributable to the decrease in sales of $669,375, an increase in cost of sales of $205,092, an increase in total operating expenses of $279,445, offset by an increase in other income related to the change in the fair value of derivative liability financial instruments of $1,097,839.

Balance Sheet

Our assets decreased by $1,697,982 as of March 31, 2011 as compared to December 31, 2010.  This decrease was primarily due to a decrease in cash of $1,110,283, a decrease in accounts receivable of approximately $400,000, the amortization of our EMR and PM software of $47,506, amortization of capitalized software development related to our EMR and PM software of $95,902 and the amortization of our web-based software of $42,059.

Our liabilities decreased by $260,455 as of March 31, 2011 as compared to December 31, 2010 primarily due to a decrease in accounts payable of $322,428, a decrease in accrued liabilities of $288,200, a decrease in derivative liability financial instruments of $329,234, offset by a increase in notes payable of $459,048 and deferred extended warranty revenue of $256,420.

Our stockholders’ equity decreased by $1,437,527 as of March 31, 2011 as compared to December 31, 2010 primarily due to a net loss for the three months of $1,551,950, offset by an increase in additional paid-in-capital of $73,551 related to the issuance of a warrant.

Liquidity and Capital Resources

Cash used in operating activities was $1,596,174 during the three months ended March 31, 2011 as compared to cash used of $46,159 during the three months ended March 31, 2010.  The cash used in operations during the first three months of 2011 was principally from our net loss of $1,551,950, a change in the fair value of derivative financial instruments of $329,234, an increase in prepaid and other assets of $137,682, a decrease in other liabilities of $380,977, offset by a decrease in gross accounts receivables of approximately $400,000, a decrease in inventory of $120,282, depreciation and amortization of $245,854.

Cash used in investing activities was $48,057 during the three months ended March 31, 2011 as compared to cash used of $63,727 during the three months ended March 31, 2010.  The cash used of $48,057 was due to the investment in capital equipment such as demo equipment, computers and software used internally.  We anticipate continued capital expenditures in connection with our ongoing efforts to upgrade our existing management information and corporate communication systems.  We also anticipate that related expenditures, if any, will be financed from our cash flows from operations or other financing arrangements available to us, if any.

We generated cash in financing activities of $504,690 during the three months ended March 31, 2011 as compared to cash generated of $1,228 during the three months ended March 31, 2010.  The cash generated in financing activities during the three months ended March 31, 2011 was from a loan of $750,000, offset by principal payments on notes and lease obligations of $245,310.

On March 31, 2011, our cash and cash equivalents were $2,795,627. Management anticipates that additional sources of capital beyond those currently available to us may be required to continue funding for research and development of new products and to continue our investment in our sales and marketing efforts.

We will continue to evaluate alternative sources of capital to meet our growth requirements, including other asset or debt financing, issuing equity securities and entering into other financing arrangements. There can be no assurance, however, that any of the contemplated financing arrangements will be available and, if available, can be obtained on terms favorable to us.

Trends

Under the American Recovery and Reinvestment Act of 2009 (the “American Recovery Act”), physicians who implement a certified EMR software program and become meaningful users between 2010 and 2012 will each be eligible for $44,000 to $63,750 in incentive payments. Physicians who become meaningful users between 2012 and 2014 will be eligible for lower payments.  Physicians who have not become meaningful users by 2014 will not qualify for any payments. In addition, beginning in 2016, Medicare reimbursement will begin to decrease for clinics that do not meet the above criteria. The Centers for Medicare and Medicaid Service’s (CMS) final rule on Meaningful Use of and Electronic Heath Record (EHR) and EHR Standards and Certification Regulations released on July 13, 2010, clarifies provisions under the American Recovery and Reinvestment Act. We anticipate this legislation will have positive effects on our sales as physicians adopt EMR software programs at higher rates than they do currently. On December 17, 2010 and December 28, 2010 Abraxas and OIS EMR VERSION 4.1.7 were 2011/2012 compliant and certified as a Complete EHR by the Certification Commission for Health Information Technology (CCHIT®), an Office of the National Coordinator for Health Information Technology -Authorized Testing and Certification Body, in accordance with the applicable eligible provider certification criteria adopted by the Secretary of Health and Human Services. The 2011/2012 criteria support the Stage 1 meaningful use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act of 2009.

Off-Balance Sheet Arrangements

None.

ITEM 4.      CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of its “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, these officers concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

As of December 31, 2010, management of the Company, with the participation of the Company’s Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. Disclosure controls and procedures are defined as the controls and other procedures of the Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act are accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were not effective over derivative liability financial instrument policies. Management failed to properly analyze, account and record warrant and derivative liability financial transactions. As of December 31, 2010 management concluded that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting. Management concluded that internal controls over financial reporting were not effective at December 31, 2010.

As of March 31, 2011 management has remediated the material weakness by implementing a proper process of consultation with outside consultants to analyze complex transactions.  The Company has enforced the need for proper documentation and analysis of each significant transaction entered into. The Company has prepared accounting position papers on a timely manner that have been cleared with the Company’s independent auditors.

There have been no other changes in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
Date: May 13, 2011

	By:	/s/ Gil Allon
	Name: Title:	Gil Allon, Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
	Name: Title:	Ariel Shenhar, Chief Financial Officer (Principal Accounting and Financial Officer)