Form 10-K/A
period 2010-12-31
OPHTHALMIC IMAGING SYSTEMS
filed 2011-07-01
CIK 885317

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

OPHTHALMIC IMAGING SYSTEMS
FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Explanatory Note

Ophthalmic Imaging Systems (“we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2011 (the “Original Filing”). This Amendment No. 1 is being filed solely to (1) amend and restate in its entirety Item 8. Financial Statements and Supplementary Data, Note 2. Restatement of Consolidated Financial Statements and Item 9A Controls and Procedures and to reflect that our restatements for the fiscal years ended December 31, 2007 and 2008 relate solely to our valuation and accounting for the relative fair value of warrants and the beneficial conversion feature of the debt issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. on October 27, 2007 and (2) amend and restate in its entirety Item 9A, Controls and Procedures, to clearly state that management concluded that internal control over financial reporting were not effective at December 31, 2010.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update any disclosures affected by subsequent events.  Except as noted above, this Amendment No. 1 continues to speak as of the date of the Original Filing, and does not modify, amend or update in any way the financial statements or any other item or disclosures in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC.

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

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010 and 2009

	Ophthalmic Imaging Systems’ Stockholders’ Equity
	Common Stock		Additional Paid in	Accumulated	Cumulative	Non-Controlling	Total Stockholders’
	Shares	Amount	Capital	Deficit	Translation	Interest	Equity
Balance as previously stated, January 1, 2009	16,866,831	$16,504,773	$966	$(10,059,285)	—	—	$6,446,454
Restated Balance, January 1, 2009	16,866,831	16,504,773	762,580	(10,576,615)	—	—	6,690,738

Cumulative effect of change of accounting for warrants and loan conversion option	—	—	(762,580)	720,676			(41,904)
Net loss, restated	—	—	—	(7,003,545)	—	$(8,511)	(7,012,056)
Stock based compensation	—	32,220	—	—	—	—	32,220
Stock issuance, net of $158,899 issuance cost	9,633,228	3,444,984	47,044	—	—	—	3,492,029
Noncontrolling interest	—	—	—	—	—	473,000	473,000
Cumulative translation	—	—	—	—	2,241	—	2,241
Balance, December 31, 2009	26,500,059	19,981,977	47,044	(16,859,483)	2,241	464,489	3,636,268

Net loss	—	—	—	(2,424,944)	—	(47,415)	(2,472,359)
Stock based compensation		34,667					34,667
Debt conversion at $1.14 per share	219,780	250,000	—	—	—	—	250,000
Stock issuance, net of $22,960 issuance cost	3,581,089	1,440,326	18,500	—	—	—	1,458,826
Stock option conversion	3,223	1,773					1,773
Cumulative translation	—	—	—	—	(60,609)	—	(60,609)
Balance, December 31, 2010	30,304,151	$21,708,743	$65,544	$(19,284,427)	$(58,368)	$417,074	$2,848,566

The accompanying notes are an integral
part of these consolidated financial statements.

OPHTHALMIC IMAGING SYSTEMS
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Years Ended December 31, 2010 and 2009

	2010	2009 As Restated
Cash flows from operating activities:
Net loss	$(2,472,359)	$(7,012,056)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260,420	225,588
Amortization	102,538	11,636
Loss on disposal of assets	18,143	207
Impairment of intangible asset	199,000	-
Stock based compensation expense	34,677	32,220
Warranty expense	239,550	202,249
Discount related to note payable	66,427	191,026
Change in accounts receivable	(1,315,895)	(1,244,171)
Provision for bad debt	(62,651)	425,598
Write-off of MediVision assets	-	3,152,042
Change in related party receivable	-	500,365
Change in fair value of derivative liability financial instruments	(683,742)	1,466,805
Change in prepaid products	-	560,000
Change in inventories	(774,961)	307,939
Change in prepaid expenses and other current assets	(177,930)	53,967
Amortization of prepaid financing related to note payable	22,195	66,585
Amortization of Symphony Web software	168,236	168,236
AcerMed software license amortization	573,635	573,635
Change in other assets	3,668	49,317
Change in accounts payable	389,513	(13,968)
Change in accounts payable – related parties	(58,883)	41,847
Change in accrued liabilities	351,358	(253,749)
Change in deferred extended warranty revenue	94,285	(31,102)
Change in customer deposits	(246,375)	463,781

Net cash used in operating activities	(3,269,151)	(62,003)

Cash flows from investing activities:
APA acquisition, net of cash acquired	-	(1,235,523)
Acquisition of furniture and equipment	(267,885)	(132,951)
Net cash used in investing activities	(267,885)	(1,368,474)

Cash flows from financing activities:
Principal payments on notes payable	(13,287)	(732,984)
Proceeds from note payable	113,314	1,500,000
Proceeds from sale of stock and warrants	1,999,967	3,999,971
Stock issuance costs	(22,960)	(158,899)
Net cash provided by financing activities	2,077,034	4,608,088

Effect of exchange rate changes on cash and cash equivalents	(40,327)	4,003

Net (decrease) increase in cash and cash equivalents	(1,500,329)	3,181,614
Cash and cash equivalents, beginning of the year	5,406,239	2,224,625
Cash and cash equivalents, end of the year	$3,905,910	$5,406,239

Supplemental schedule of cash flow information:
Cash (received) paid for taxes	$(108,921)	$12,405
Cash paid for interest	$79,460	$19,987

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

Anti-dilution provisions present in all of these instruments adjust the exercise price of the warrants and conversion price of the convertible debt if the Company sells any equity securities or securities convertible into equity, options or rights to purchase equity securities, at a per share selling price less than the exercise price pursuant to a weighted-average formula. These anti-dilution provisions present in these instruments require liability accounting treatment rather than equity accounting treatment during fiscal year ended December 31, 2009 and 2010. The restatements for the fiscal years ended December 31, 2007 and 2008 relate solely to the Company’s valuation and accounting for the relative fair value of warrants and the beneficial conversion feature of the debt issued to the Holders on October 27, 2007. The  Company evaluated the effects of these errors on prior periods’ consolidated financial statements, individually and in the aggregate, in accordance with guidance provided by SEC Staff Accounting Bulletin No. 108 codified as Topic 1.N “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” and concluded that the consolidated balance sheets at December 31, 2009, 2008 and 2007 and the respective consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal years ended December 31, 2009, 2008 and 2007 interim financial information for the quarters of the fiscal years ended December 31, 2010 and 2009 are materially misstated as follows.

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Balance Sheet
(Unaudited)
	September 30, 2010
	As Reported	Adjustments	As Restated
Current assets:
Cash and cash equivalents	$4,789,069	$-	$4,789,069
Accounts receivable, net	4,151,638	-	4,151,638
Inventories, net	1,831,941	-	1,831,941
Prepaid expenses and other current assets	391,664	-	391,664
Total current assets	11,164,312	-	11,164,312

Furniture and equipment, net	491,264	-	491,264
Capitalized imaging software, net	210,298	-	210,298
Capitalized software development, net	479,511	-	479,511
AcerMed asset purchase, net	237,535	-	237,535
Goodwill	807,000	-	807,000
Other intangible assets, net	632,929	-	632,929
Licensing rights intangible asset, net	74,334	-	74,334
Other assets	9,635	-	9,635
Total assets	$14,106,818	$-	$14,106,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,360,989	$-	$1,360,989
Accounts payable-related party	-	-	-
Accrued liabilities	1,529,194	-	1,529,194
Derivative liability financial instruments	-	2,287,017	2,287,017
Deferred extended warranty revenue-current portion	1,782,267	-	1,782,267
Customer deposits	423,614	-	423,614
Notes payable-current portion	1,665,527	(24,144)	1,641,383
Total current liabilities	6,761,591	-	9,024,464
Deferred extended warranty revenue, less current portion	270,979	-	270,979
Line of credit	-	-	-
Notes payable, less current portion	1,202,775	-	1,202,775
Total liabilities	8,235,345	2,262,873	10,498,218
Commitments and contingencies

Equity
Ophthalmic Imaging Systems’ stockholders' equity:
Preferred stock, 20,000,000 shares authorized; 0 shares issued and outstanding Common stock, no par value, 100,000,000 shares authorized; 30,302,151 shares issued and outstanding	21,715,692	(13,618)	21,702,074
Additional paid-in-capital	1,099,684	(1,034,140)	65,544
Accumulated deficit	(17,337,027)	(1,215,115)	(18,552,142)
Cumulative translation adjustment	(39,319)	-	(39,319)
Total Ophthalmic Imaging Systems’ stockholders’ equity	5,439,030	(2,262,873)	3,176,157
Noncontrolling interest	432,443	-	432,443
Total equity	5,871,473	(2,262,873)	3,608,600
Total liabilities and stockholders' equity	$14,106,818	$-	$14,106,818

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30, 2010
	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(1,832,903)	$108,198	$(1,724,705)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	171,528	-	171,528
Loss on disposal of equipment	3,311	-	3,311
Stock based compensation expense	29,100	-	29,100
Change in derivative liability financial instrument	-	(95,141)	(95,141)
Amortization of AcerMed software license	142,518	-	142,518
Amortization of imaging software	126,177	-	126,177
Amortization of R&D	287,708	-	287,708
Amortization of licensing rights intangible asset	24,779	-	24,779
Amortization of prepaid financing related to note payable	22,195	-	22,195
Discount related to note payable	63,846	(13,057)	50,789
Amortization of customer relationship intangibles	45,091	-	45,091
Net increase in accounts receivable – customer	(1,424,675)	-	(1,424,675)
Provision for bad debt	(10,373)	-	(10,373)
Net (increase) in inventories	(843,939)	-	(843,939)
Net (increase) in prepaid and other assets	(212,214)	-	(212,214)
Net decrease in other assets	6,541	-	6,541
Net (decrease) in accounts payable – related parties	(61,542)	-	(61,542)
Net increase in other liabilities	957,166	-	957,166
Net cash used in operating activities	(2,505,686)		(2,505,686)
Investing activities:
Acquisition of furniture and equipment	(182,365)	-	(182,365)

Financing activities:
Principal payments on notes and leases payable	(10,479)	-	(10,479)
Notes payable - Abraxas	109,758	-	109,758
Lease payable	24,052	-	24,052
Stock Issued	673	-	673
Payments for financing fees	(22,960)	-	(22,960)
Proceeds from equity investment	1,999,967	-	1,999,967
Net cash provided by financing activities	2,101,011	-	2,101,011
Effect of exchange rate changes on cash	(30,130)	-	(30,130)

Net decrease in cash and equivalents	(617,170)	-	(617,170)
Cash and equivalents, beginning of the period	5,406,239	-	5,406,239
Cash and equivalents, end of the period	$4,789,069	$-	$4,789,069

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.  Restatement of Consolidated Financial Statements (continued)

Condensed Consolidated Statement of Cash Flows
(Unaudited)
	Six Months Ended June 30, 2010
	As Reported	Adjustments	As Restated
Operating activities:
Net loss	$(1,347,643)	$19,013	$(1,328,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	147,555	-	147,555
Loss on disposal of equipment	1,541	-	1,541
Stock based compensation expense	19,127	-	19,127
Change in fair value of derivative liability financial instruments	-	88,239	88,239
Amortization of AcerMed software license	95,012	-	95,012
Amortization of imaging software	84,118	-	84,118
Amortization of R&D	191,807	-	191,807
Amortization of licensing rights intangible asset	16,519	-	16,519
Amortization of prepaid financing related to note payable	22,195	-	22,195
Discount related to note payable	142,405	(107,252)	35,153
Amortization of customer relationship intangibles	32,405	-	32,405
Net (increase) in accounts receivable, net	(506,476)	-	(506,476)
Provision for bad debt	16,764	-	16,764
Net (increase) in inventories	(374,336)	-	(374,336)
Net (increase) in prepaid and other assets	(252,539)	-	(252,539)
Net decrease in other assets	3,247	-	3,247
Net (decrease) in accounts payable – related parties	(41,847)	-	(41,847)
Net increase in other liabilities	605,740	-	605,740
Net cash used in operating activities	(1,144,406)	-	(1,144,406)
Investing activities:
Acquisition of furniture and equipment	(124,151)	-	(124,151)

Financing activities:
Principal payments on notes and leases payable	(13,590)	-	(13,590)
Lease payable	26,410	-	26,410
Notes payable - Abraxas	109,759	-	109,759
Payments for financing fees	(10,960)	-	(10,960)
Proceeds from equity investment	1,999,967	-	1,999,967
Net cash provided by financing activities	2,111,586	-	2,111,586

Effect of exchange rate changes on cash	(76,144)	-	(76,144)

Net increase in cash and equivalents	766,885	-	766,885
Cash and equivalents, beginning of the period	5,406,239	-	5,406,239
Cash and equivalents, end of the period	$6,173,124	$-	$6,173,124

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

4.            FURNITURE AND EQUIPMENT

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

5.            ACCRUED LIABILITIES, PRODUCT WARRANTY AND DEFERRED REVENUE

Accrued Liabilities

Accrued liabilities as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Accrued compensation	$915,581	$548,910
Accrued warranty expenses	172,725	98,599
Other accrued liabilities	621,310	468,393
	$1,709,616	$1,115,902

Accrued Warranty Expenses

Product warranty reserve changes as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Warranty balance at beginning of the year	$98,599	$67,000
Reductions for warranty services provided	(165,424)	(170,650)
Change in the accrual for warranties existing at the beginning of the current period	(90,000)	(67,000)
Changes for accruals in current period	329,550	269,249
Warranty balance at end of the year	$172,725	$98,599

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

6.            NOTES PAYABLE

Notes payable at December 31, 2010 and 2009 consist of the following:

	2010	2009
Convertible note	$1,094,947	$1,244,472
United Mizrahi Bank Loan	1,500,000	1,500,000
Other	224,675	176,274
Total	2,819,622	2,920,746

Less: current portion	1,518,099	34,048
Long-term portion	$1,301,523	$2,886,698

As of December 31, 2010, the Company’s long-term debt payment obligations for each of the next five years are:

Long term debt
2011	$ 893,861
2012	386,901
2013	12,302
2014	8,459
2015	-
$ 1,301,523

Convertible note

On October 29, 2007, we issued 6.5% convertible notes (the “Notes”) which are convertible into shares of our common stock and warrants (the “Warrants”) to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc. (together with The Tail Wind Fund Ltd., the “Holders”) to purchase an aggregate of 616,671 shares of our common stock at an exercise price of $1.87 per share.  These warrants expire on December 10, 2012.

On June 24, 2009, we entered into an Extension Agreement (the “Extension Agreement”) by and between us and the Holders.  Pursuant to the Extension Agreement, with respect to the Notes, the Holders agreed to extend the principal payments due thereon for 18 months, such that the first principal payment of $208,333 was December 31, 2010. Principal payments of $229,167 are due on April 30, 2011, June 30, 2011, August 30, 2011, and October 31, 2011 the extended  maturity date of the Notes. As consideration for these extensions and waivers, we issued warrants (the “New Warrants”) to the Holders to purchase an aggregate of 500,000 shares of our common stock.  These New Warrants have an exercise price of $1 per share and expire on June 24, 2012. Pursuant to certain anti-dilution provisions in the Notes and Warrants, which were triggered as a result of the sale of securities under the Purchase Agreement with AccelMed, the conversion and exercise prices changed from $1.64 to $1.06 per share for the Notes and $1.87 to $1.21 per share for the Warrants.  Based on these changes, the Holders received an additional 371,157 and 333,686 shares of common stock under the Notes and Warrants, respectively. During the 1st quarter of 2010 the Holders converted an aggregate of $250,000 of the Convertible Notes principal balance into 219,780 shares of our common stock.

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.            NOTES PAYABLE (CONTINUED)

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.            RELATED PARTY TRANSACTIONS (CONTINUED)

The following unaudited pro forma information, prepared in accordance with Generally Accepted Accounting Principles, presents the results of operations for the twelve month period ended December 31, 2009 presented as though our acquisition of certain assets of MediVision had occurred on January 1, 2009.  This summary of unaudited pro forma results of operation is presented for informational purposes only and does not purport to be indicative of the results of future operations of the Company or the results that would have actually been attained had the acquisition taken place at the beginning of 2009:

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

OPHTHALMIC IMAGING SYSTEMS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.            RELATED PARTY TRANSACTIONS (CONTINUED)

The Loan Amount accrues interest at a rate equal to LIBOR plus 4.75%.  In addition, principal payments are required to be made in 18 equal monthly installments beginning January 31, 2011. We must maintain a cash balance of at least $400,000 at the United Mizrahi Bank, as long as the loan remains outstanding.  As the balance of the deposit is not legally restricted or held as a compensating balance against borrowings, it is not reported as restricted cash on the balance sheet at December 31, 2010. We are also subject to a debt covenant, whereby our cash plus accounts receivable must be at least 150% of the principal and interest outstanding under the loan. We did not make any principal payment to the United Mizrahi Bank in 2010.  On March 3, 2011, the Company, entered into a Refinance Agreement (the “Refinance Agreement ”) by and between the Company and Mizrahi Tefahot Bank Ltd. Pursuant to the terms of the Refinance Agreement, Mizrahi Tefahot Bank Ltd. agreed to increase the Loan Amount from $1,500,000 to $2,250,000 and defer principal payments due thereon for 6 months, such that the next principal payment of $62,500 will be due July 1, 2011. Thereafter principal payments of $62,500 will be due each month until June, 2014, the maturity.

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

The activity relating to derivative liability financial instruments valued on a recurring basis utilizing Level 3 inputs for the twelve months ended December 31, 2010 and December 31, 2009 is summarized below:

Conversion Option

	Conversion Option
	2010	2009

	The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.
Beginning Balance, January 1	$229,398	$34,631
Conversion	(76,923)	-
Other adjustments	-	-
Valuation Adjustment	(82,075)	194,767
Ending Balance, December 31,	$70,400	$229,398

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

Item 15.                   Exhibits, Financial Statement Schedules

Exhibit Number	Description of Exhibit	Footnote Reference
2.1	Asset Purchase Agreement dated June 24, 2009, by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(5)

3.1	Articles of Incorporation of Ophthalmic Imaging Systems.	(1)

3.2	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series A Junior Participating Preferred Stock of Ophthalmic Imaging Systems).	(2)

3.3	Amendment to Articles of Incorporation (Certificate of Determination of Preferences of Series B Preferred Stock of Ophthalmic Imaging Systems).	(3)

3.4	Certificate of Amendment to Articles of Incorporation of Ophthalmic Imaging Systems.	(4)

3.5	Amended and Restated Bylaws of Ophthalmic Imaging Systems.	(4)

4.1	Specimen of Stock Certificate.	(1)

Exhibit Number	Description of Exhibit	Footnote Reference
4.2	Purchase Agreement dated October 29, 2007 among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(7)

4.3	Form of Convertible Notes dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(7)

4.4	Form of Warrant dated October 29, 2007 issued to The Tail Wind Fund Ltd. and Solomon Strategic Holdings, Inc.	(7)

4.5	Registration Rights Agreement dated October 29, 2007 by and among Ophthalmic Imaging Systems, The Tail Wind Fund Ltd., and Solomon Strategic Holdings, Inc.	(7)

4.6	Warrant dated June 24, 2009, issued in favor of U.M. AccelMed, Limited Partnership	(5)

4.7	Warrant dated May 25, 2010, issued in favor of U.M. AccelMed, Limited Partnership	(6)

4.8	Warrant agreement dated March 3, 2011 between Ophthalmic Imaging Systems and Mizrahi Tefahot Bank Ltd.	(19)

10.1	Lease Agreement, dated as of April 21, 2001, between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(8)

10.2	First Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(9)

10.3	Second Amendment to the Lease Agreement dated as of April 21, 2001 between Ophthalmic Imaging Systems and Jackson-Jahn, Inc.	(9)

10.4	Assignment dated October 23, 1990 of U.S. Patent Application for Apparatus and Method for Topographical Analysis of the Retina to Ophthalmic Imaging Systems by Steven R. Verdooner, Patricia C. Meade and Dennis J. Makes (as recorded on Reel 5490, Frame 423 in the Assignment Branch of the U.S. Patent and Trademark Office).	(1)

10.5	Form of International Distribution Agreement used by Ophthalmic Imaging Systems and sample form of End User Software License Agreement.	(1)

10.6	Rental Agreement dated May 1, 1994 by and between Ophthalmic Imaging Systems and Robert J. Rossetti.	(10)

10.7	Ophthalmic Imaging Systems’ 1997 Nonstatutory Stock Option Plan and sample form of Nonstatutory Stock Option Agreement.	(11)+

10.8	Form of Indemnification Agreement between Ophthalmic Imaging Systems and each of its directors, officers and certain key employees.	(12)

10.9	Cooperation and Project Funding Agreement dated January 21, 2001, among Israel- United States Binational Industrial Research and Development Foundation, MediVision and Ophthalmic Imaging Systems.	(13)

10.10	2000 Stock Option Plan.	(8)+

10.11	2003 Stock Option Plan.	(14)

Exhibit Number	Description of Exhibit	Footnote Reference
10.12	2005 Stock Option Plan.	(4)+

10.13	2009 Stock Option Plan.	(4)+

10.14	2010 Stock Option Plan	(18)+

10.15	Loan and Security Agreement dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(9)

10.16	Promissory Note dated as of February 28, 2005 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(9)

10.17	Secured Debenture dated as of July 20, 2005 by and between Ophthalmic Imaging Systems and United Mizrahi Bank Ltd.	(15)

10.18	Research and Development Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd.	(15)

10.19	Distribution Agreement dated as of February 14, 2006 by and between Ophthalmic Imaging Systems and CCS Pawlowski GmbH.	(15)

10.20	Distribution Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems and MediVision Medical Imaging Ltd. and Addendum thereto dated December 9, 2005.	(15)

10.21	Services Agreement dated as of January 1, 2004 by and between Ophthalmic Imaging Systems, MediStrategy Ltd. and Noam Allon and Addendum thereto dated September 30, 2005.	(15)

10.22	Employment Agreement dated December 1, 2001 between Ophthalmic Imaging Systems and Gil Allon.	(16)+

10.23	Amendment to Employment Agreement dated April 12, 2006 between Ophthalmic Imaging Systems and Gil Allon.	(16)+

10.24	Employment Agreement dated July 11, 2002, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.25	Amendment to Employment Agreement dated December 3, 2003, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.26	Amendment to Employment Agreement dated February 29, 2004, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.27	Amendment to Employment Agreement dated April 12, 2006, between Ophthalmic Imaging Systems and Ariel Shenhar.	(16)+

10.28	Letter Agreement dated March 12, 2009, between Ophthalmic Imaging Systems and Uri Ram.	(4)+

Exhibit Number	Description of Exhibit	Footnote Reference
10.30	Letter Agreement dated August 31, 2007, between Ophthalmic Imaging Systems and William Greer.	(4)+

10.31	Letter Agreement dated October 30, 2009, between Ophthalmic Imaging Systems and William Greer.	(4)+

10.32	Letter Agreement dated August 31, 2007, between Ophthalmic Imaging Systems and Jonathan Phillips.	(4)+

10.33	Letter Agreement dated October 30, 2009, between Ophthalmic Imaging Systems and Jonathan Phillips.	(4)+

10.34	Letter Agreement dated October 29, 2010, between Ophthalmic Imaging Systems and Merle Symes.	(19)+

10.35	Letter Agreement dated February 8, 2911, between Ophthalmic Imaging Systems and John Brown	(19) +

10.36	Letter Agreement dated February 8, 2011, between Ophthalmic Imaging Systems and Barak Azmon.	(19)+

10.37	Purchase Agreement dated June 24, 2009, by and between Ophthalmic Imaging Systems and U.M. AccelMed, Limited Partnership.	(5)

10.39	Agreement dated June 24, 2009, by and among U.M. AccelMed, Limited Partnership, MediVision Medical Imaging Ltd., Agfa Gevaert N.V., Delta Trading and Services (1986) Ltd., Gil Allon, Noam Allon, Ariel Shenhar and Yuval Shenhar. 10.38 Form of Indemnification Agreement.	(5)

10.40	Extension Agreement dated June 24, 2009, by and between the Company, The Tail Wind Fund Ltd. and Solomon Strategic Holdings.	(5)

14	Code of Ethics.	(9)

23.1	Consent of Perry-Smith LLP, Independent Auditors.	*

31.1	Certification of Principal Executive Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

31.2	Certification of Principal Financial Officer Required Under Section 302 of Sarbanes-Oxley Act of 2002	*

32	Certification of Principal Executive Officer and Principal Financial Officer Required Under Section 906 of Sarbanes-Oxley Act of 2002	*
________________________

+	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Ophthalmic Imaging Systems’ Registration Statement on Form S-18, number 33-46864-LA.

(2)	Incorporated by reference to Exhibit A of Exhibit 1 of Ophthalmic Imaging Systems’ Form 8-K, filed on January 2, 1998.

(3)	Incorporated by reference to Exhibit 3.1 of Ophthalmic Imaging Systems’ Form 8-K, filed on November 24, 1999.

(4)	Incorporated by reference to Ophthalmic Imaging Systems Annual report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 29, 2010.

(5)	Incorporated by reference to Ophthalmic Imaging Systems Form 8-K filed on June 29, 2009.

(6)	Incorporated by reference to Ophthalmic Imaging Systems Form 8-K filed on May 27, 2010

(7)	Incorporated by reference to Ophthalmic Imaging Systems’ Form 8-K filed on October 31, 2007.

(8)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, filed on March 26, 2002.

(9)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, filed on March 18, 2005.

(10)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended August 31, 1994, filed on November 29, 1994.

(11)	Incorporated by reference to Ophthalmic Imaging Systems’ Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 1997, filed on January 14, 1998.

(12)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended August 31, 1998, filed on December 15, 1998.

(13)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the transition period from September 1, 2000 to December 31, 2000, filed on March 29, 2001.

(14)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed on March 25, 2004.

(15)	Incorporated by reference to Exhibit 99.2 of Ophthalmic Imaging Systems’ Form 8-K filed on July 25, 2005.

(16)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed on March 29, 2006.

(17)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 29, 2010.

(18)	Incorporated by reference to Ophthalmic Imaging Systems’ Form S-8 Registration Statement, file on November 2, 2010.

(19)	Incorporated by reference to Ophthalmic Imaging Systems’ Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on April 15, 2011.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPHTHALMIC IMAGING SYSTEMS

Dated: July 1, 2011	By:	/s/ Gil Allon
Name: Gil Allon
Title: Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Ariel Shenhar
Name: Ariel Shenhar
Title: Chief Financial Officer (Principal Accounting and Financial Officer)